Form 10-Q
period 2014-06-30
EnLink Midstream, LLC
filed 2014-08-06
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014

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

As of July 25, 2014, the Registrant had 164,007,964 common units outstanding.

ENLINK MIDSTREAM, LLC

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$15.9	$—
Accounts receivable:
Trade, net of allowance for bad debt	54.0	0.4
Accrued revenue and other	254.3	—
Related party	111.4	—
Fair value of derivative assets	0.3	—
Natural gas and natural gas liquids inventory, prepaid expenses and other	46.6	5.8
Assets held for disposition	—	72.7
Total current assets	482.5	78.9
Property and equipment, net of accumulated depreciation of $1,283.8 and $1,169.8, respectively	4,384.2	1,768.1
Fair value of derivative assets	0.2	—
Intangible assets, net of accumulated amortization of $13.7	533.4	—
Goodwill	3,693.5	401.7
Investments in unconsolidated affiliates	278.6	61.1
Other assets, net	6.8	—
Total assets	$9,379.2	$2,309.8

LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Accounts payable, drafts payable and other	$71.3	$1.7
Related party payables	6.0	—
Accrued gas and crude oil purchases	225.3	—
Fair value of derivative liabilities	1.0	—
Accrued capital expenditures	22.8	—
Contract liability	22.2	—
Other current liabilities	75.7	38.7
Accrued interest	15.6	—
Current portion of long-term debt	18.5	—
Liabilities held for disposition	—	37.0
Total current liabilities	458.4	77.4
Long-term debt	1,675.3	—
Fair value of derivative liabilities	1.4	—
Asset retirement obligation	10.7	7.7
Other long-term liabilities	92.6	—
Deferred tax liability	485.6	440.9
Members’ equity	6,655.2	1,783.8
Total liabilities and members’ equity	$9,379.2	$2,309.8

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited) (In millions, except per unit amounts)
Revenues:
Revenues	$755.0	$47.5	$987.5	$89.3
Revenues - affiliates	173.8	540.5	665.7	1,025.6
Loss on derivative activity	(1.6)	—	(2.9)	—
Total revenues	927.2	588.0	1,650.3	1,114.9
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil (1)	661.9	448.7	1,200.8	844.1
Operating expenses (2)	72.6	39.2	118.7	80.2
General and administrative (3)	26.6	11.3	42.5	21.5
Depreciation and amortization	74.2	46.2	122.4	90.6
Total operating costs and expenses	835.3	545.4	1,484.4	1,036.4
Operating income	91.9	42.6	165.9	78.5
Other income (expense):
Interest expense, net of interest income	(14.1)	—	(19.5)	—
Income from equity investments	4.5	3.4	8.7	4.4
Gain on extinguishment of debt	0.8	—	0.8	—
Other expense	(0.1)	—	(0.8)	—
Total other income (expense)	(8.9)	3.4	(10.8)	4.4
Income from continuing operations before non-controlling interest and income taxes	83.0	46.0	155.1	82.9
Income tax provision	(18.5)	(16.5)	(42.2)	(29.9)
Net income from continuing operations	64.5	29.5	112.9	53.0
Discontinued operations:
Income from discontinued operations, net of tax	—	3.8	1.0	10.3
Income from discontinued operations attributable to non-controlling interest, net of tax	—	0.5	—	1.1
Discontinued operations, net of tax	—	3.3	1.0	9.2
Net income	64.5	32.8	113.9	62.2
Net income attributable to the non-controlling interest	35.7	—	42.8	—
Net income attributable to EnLink Midstream, LLC	$28.8	$32.8	$71.1	$62.2
Predecessor interest in net income (4)	$—	$32.8	$35.5	$62.2
EnLink Midstream, LLC interest in net income	$28.8	$—	$35.6	$—
Net income attributable to EnLink Midstream, LLC per limited partners’ unit:
Basic per common unit	$0.18	$—	$0.22	$—
Diluted per common unit	$0.18	$—	$0.22	$—
(1) Includes $410.4 million for the three months ended June 30, 2013 and $325.8 million and $772.6 million for the six months ended June 30, 2014 and 2013, respectively, of affiliate purchased gas, NGLs, condensate and crude oil.
(2) Includes $9.1 million for the three months ended June 30, 2013 and $5.9 million and $18.0 million for the six months ended June 30, 2014 and 2013, respectively, of affiliate operating expenses.
(3) Includes $1.1 million and $11.3 million for the three months ended June 30, 2014 and 2013, respectively, and $9.6 million and $21.5 million for the six months ended June 30, 2014 and 2013, respectively, of affiliate general and administrative expenses.
(4) Represents net income attributable to the Predecessor for the periods prior to March 7, 2014.

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Consolidated Statement of Changes in Members’ Equity
Six Months Ended June 30, 2014

	Common Units		Predecessor Equity	Non-Controlling Interest
	$	Units	$	$	Total
	(Unaudited)
	(In millions)
Balance, December 31, 2013	$—	—	$1,783.8	$—	$1,783.8
Distributions to the Predecessor	—	—	(89.6)	—	(89.6)
Issuance of units for reorganization of predecessor equity	932.2	115.5	(1,729.7)	797.5	—
Issuance of common units for acquisition of Company	1,822.5	48.5	—	2,841.2	4,663.7
Elimination of deferred taxes attributable to non-controlling interest in predecessor equity	—	—	—	215.5	215.5
Change in equity due to issuance of units by the Partnership	—	—	—	19.9	19.9
Non-controlling partner's impact of option exercises	—	—	—	0.3	0.3
Unit-based compensation	3.7	—	—	3.3	7.0
Distributions to members	(14.7)	—	—	—	(14.7)
Distributions to non-controlling interest	—	—	—	(45.8)	(45.8)
Contribution by non-controlling interest	—	—	—	1.2	1.2
Net income	35.6	—	35.5	42.8	113.9
Balance, June 30, 2014	$2,779.3	164.0	$—	$3,875.9	$6,655.2

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income from continuing operations	$112.9	$53.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.4	90.6
Accretion expense	0.3	0.2
Gain on extinguishment of debt	(0.8)	—
Deferred tax expense (benefit)	41.5	(4.7)
Non-cash stock-based compensation	7.0	—
Loss on derivatives recognized in net income	2.9	—
Cash paid on derivatives	(0.9)	—
Amortization of debt issue costs	0.4	—
Amortization of premium on notes	(1.0)	—
Distribution of earnings from equity investment	0.7	—
Income from equity investment	(8.7)	(4.4)
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	(10.5)	—
Natural gas and natural gas liquids, prepaid expenses and other	(15.3)	4.2
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(46.8)	10.6
Net cash provided by operating activities	204.1	149.5
Cash flows from investing activities:
Additions to property and equipment	(317.3)	(156.6)
Acquisition of business	(51.0)	—
Investment in equity investment company	(5.7)	—
Distribution from equity investment company in excess of earnings	5.0	—
Net cash used in investing activities	(369.0)	(156.6)
Cash flows from financing activities:
Proceeds from borrowings	1,732.2	—
Payments on borrowings	(1,490.2)	—
Payments on capital lease obligations	(1.2)	—
Increase in drafts payable	8.6	—
Debt refinancing costs	(7.4)	—
Proceeds from issuance of Partnership units	19.9	—
Proceeds from exercise of Partnership unit options	0.3	—
Distributions to members	(14.7)	—
Contributions by (distributions to) Predecessor	(22.1)	2.3
Distributions to non-controlling interest	(45.8)	—
Contribution by non-controlling interest	1.2	—
Net cash provided by financing activities	180.8	2.3
Cash flow from discontinued operations:
Net cash provided by operating activities	5.0	18.3
Net cash used in investing activities	(0.6)	(4.5)
Net cash used in financing activities – net distributions to Devon and non-controlling interests	(4.4)	(10.6)
Net cash provided by discontinued operations	—	3.2
Net increase (decrease) in cash and cash equivalents	15.9	(1.6)
Cash and cash equivalents, beginning of period	—	1.6
Cash and cash equivalents, end of period	$15.9	$—
Cash paid for interest	$17.1	$—
Cash paid for income taxes	$6.9	$—

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(1) General
In this report, the terms “Company” or “Registrant” as well as the terms “ENLC,” “our,” “we,” and “us,” or like terms, are sometimes used as references to EnLink Midstream, LLC and its consolidated subsidiaries.  References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including EnLink Midstream Operating, LP, Midstream Holdings, together with their consolidated subsidiaries. “Midstream Holdings” is sometimes used to refer to EnLink Midstream Holdings, LP itself or to EnLink Midstream Holdings, LP together with EnLink Midstream Holdings GP, LLC and their subsidiaries.
(a)Organization of Business
EnLink Midstream, LLC is a Delaware limited liability company formed in October 2013.  Effective as of March 7, 2014, EnLink Midstream, Inc. (formerly known as Crosstex Energy, Inc.) (“EMI”) merged with and into a wholly-owned subsidiary of the Company and Acacia Natural Gas Corp I, Inc. (“New Acacia”), formerly a wholly-owned subsidiary of Devon Energy Corporation (“Devon”), merged with and into a wholly-owned subsidiary of the Company (collectively, the “mergers”).  Pursuant to the mergers, each of EMI and New Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held.  EMI owns common units representing an approximate 7% limited partner interest in the Partnership as of June 30, 2014 and also owns EnLink Midstream Partners GP, LLC (formerly known as Crosstex Energy GP, LLC) (the “General Partner”).  New Acacia directly owns a 50% limited partner interest in Midstream Holdings.  Midstream Holdings formerly was a wholly-owned subsidiary of Devon. Upon closing of the business combination (as defined below), ENLC issued 115,495,669 Class B Units ("Class B Units") to a wholly-owned subsidiary of Devon, which represents approximately 70% of the outstanding limited liability company interests in ENLC. The Class B units converted to common units on May 6, 2014.
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
Our assets consist of equity interests in the Partnership, Midstream Holdings, E2 Energy Services, LLC and E2 Appalachian Compression, LLC (collectively, “E2”). The Partnership is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. Midstream Holdings is a partnership held by us and the Partnership and is engaged in the gathering, transmission and processing of natural gas. E2 is a services company focused on the Utica Shale play in the Ohio River Valley. As of June 30, 2014, our interests in the Partnership, Midstream Holdings and E2 consist of the following:

•	16,414,830 common units representing an aggregate 7% limited partner interest in the Partnership;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.7% general partner interest and all of the incentive distribution rights in the Partnership;

•	50.0% limited partner interest in Midstream Holdings; and

•	89.8% interest in E2 Energy Services, LLC and a 88.3% interest in E2 Appalachian Compression, LLC, with the remainder owned by E2 management.
(b) Nature of Business
The Company primarily focuses on providing midstream energy services, including gathering, transmission, processing, fractionation and marketing, to producers of natural gas, NGLs, crude oil and condensate. The Company also provides crude oil, condensate and brine services to producers. The Company connects the wells of natural gas producers in its market areas to its gathering systems, processes natural gas for the removal of NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. The Company purchases

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee arrangements. The Company provides a variety of crude oil and condensate services throughout the Ohio River Valley (“ORV”), which include crude oil and condensate gathering and transmission via pipelines, barges, rail and trucks and brine disposal. The Company also has crude oil and condensate terminal facilities in south Louisiana that provide access for crude oil and condensate producers to the premium markets in this area. The Company's gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Company's transmission pipelines primarily receive natural gas from its gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Company also has transmission lines that transport NGLs from east Texas and its south Louisiana processing plants to its fractionators in south Louisiana. The Company's crude oil and condensate gathering and transmission systems consist of trucking facilities, pipelines, rail and barge facilities that, in exchange for a fee, transport oil from a producer site to an end user. The Company's processing plants remove NGLs and CO2 from a natural gas stream and its fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.
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
The preparation of financial statements in accordance with US GAAP requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

(c)	Revenue Recognition
The Company recognizes revenue for sales or services at the time the natural gas, NGLs, condensate or crude oil are delivered or at the time the service is performed at a fixed or determinable price. The Company generally accrues one month of sales and the related gas, condensate and crude oil purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent month. Actual results could differ from the accrual estimates. The Company's purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the consolidated statement of operations in accordance with the Financial Accounting Standards Board Accounting Standards Codification

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

("FASB ASC") 605-45-45-1. Except for fee based arrangements, the Company acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk.
The Company accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).

(d)	Gas Imbalance Accounting
Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Company had imbalance payables of $1.2 million at June 30, 2014 which approximate the fair value of these imbalances. The Company had imbalance receivables of $1.0 million at June 30, 2014, which are carried at the lower of cost or market value. There were no imbalance payables or receivables at December 31, 2013.

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
Change in Depreciation Method. Historically, Midstream Holdings depreciated certain property, plant, and equipment using the units-of-production method. As a result of the business combination, the Company is operated as an independent midstream company and thus no longer has access to Devon’s proprietary reserve and production data historically used to compute depreciation under the units-of-production method. Additionally, the existing contracts with Devon were revised to a fee-based arrangement with minimum volume commitments. Effective March 7, 2014, the Company changed its method of computing depreciation for these assets to the straight-line method, consistent with the depreciation method applied to the Company’s legacy assets. In accordance with FASB ASC 250, the Company determined that the change in depreciation method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method will be applied on a prospective basis. This change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. The effect of this change in estimate resulted in a decrease in depreciation expense for the three and six months ended June 30, 2014, by approximately $9.5 million and $11.6 million, or less than $0.06 and $0.07 per unit, respectively.
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
Impairment Review. The Company evaluates its property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment loss is recognized equal to the excess of the asset’s carrying value over its fair value. The fair

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

values of long-lived assets are generally determined from estimated discounted future net cash flows. The Company's estimate of cash flows is based on assumptions which include (1) the amount of fee based services and the purchase and resale margins on natural gas, together with volume of gas, NGL, condensate and crude oil available to the asset, (2) markets available to the asset, (3) operating expenses, and (4) future natural gas prices, crude prices, condensate prices and NGL product prices. The volume of available gas, condensate, NGLs and crude oil to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas, NGL, condensate and crude oil prices. Projections of gas volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect the Partnership's cash flows, which could require it to record an impairment of an asset.

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
The Company owns a majority interest in E2, which are companies that provide compression and stabilization services for producers in the liquids-rich window of the Utica Shale play. The Company owns approximately 89.8% of E2 Energy Services, LLC and a 88.3% interest in E2 Appalachian Compression, LLC and has pre-determined rights to purchase the management ownership interests of E2 in the future. The Company consolidates its investment in E2 pursuant to FASB ASC 810-10-05-08.

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
The Company has approximately $3.7 billion of goodwill at June 30, 2014 primarily related to the legacy Company operations as a result of the March 7, 2014 business combination.

(k)	Intangible Assets
Intangible assets consist of customer relationships which are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table represents the Partnership's total intangible assets as of June 30, 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$547.1	$(13.7)	$533.4

The weighted average amortization period for intangible assets is 13.7 years. Amortization expense for intangibles was approximately $12.0 million and $13.7 million for the three and six months ended June 30, 2014, respectively.

The following table summarizes the Company's estimated aggregate amortization expense for the identified periods (in millions):

2014 (remaining)	$21.5
2015	43.0
2016	43.0
2017	43.0
2018	42.7
Thereafter	340.2
Total	$533.4

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
(m) Other Long-Term Liabilities

Included in other current and long-term liabilities is an $89.7 million total liability related to an onerous performance obligation assumed in the business combination. The Partnership has one delivery contract which requires it to deliver a specified volume of gas each month at an indexed base price with a term to 2019. The Partnership realizes a loss on the delivery of gas under this contract each month based on current prices. The fair value of this onerous performance obligation was recorded as a result of the March 7, 2014 business combination and was based on forecasted discounted cash obligations in excess of market under this gas delivery contract. The liability is reduced each month as delivery is made over the remaining life of the contract with an offsetting reduction in purchase gas costs.
(n) Derivatives

The Company uses derivative instruments to hedge against changes in cash flows related to product price, as opposed to their use for trading purposes. We generally determine the fair value of swap contracts based on the difference between the derivative's fixed contract price and the underlying market price at the determination date. The asset or liability related to the derivative instruments is recorded on the balance sheet as fair value of derivative assets or liabilities in accordance with FASB ASC 815. Changes in fair value of derivative instruments are recorded in gain (loss) on derivative activity in the period of change.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

Realized gains and losses on commodity related derivatives are recorded as gain or loss on derivative activity within revenues in the consolidated statement of operations in the period incurred. Settlements of derivatives are included in cash flows from operating activities.
(o) Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable and derivative financial instruments. Management believes the risk is limited, other than the Company's exposure to Devon discussed below, since the Company's customers represent a broad and diverse group of energy marketers and end users. In addition, the Company continually monitors and reviews credit exposure to its marketing counter-parties and letters of credit or other appropriate security are obtained as considered necessary to limit the risk of loss. The Company records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Company had no reserve for uncollectible receivables as of June 30, 2014.
During the three and six months ended June 30, 2014, the Company had no third party customer that individually represented greater than 10.0% of its midstream revenues other than affiliate transactions with Devon that represented 18.7% and 40.3%, respectively, of the consolidated midstream revenues. As the Company continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. Devon represents a significant percentage of revenues and the loss of Devon as a customer would have a material adverse impact on the Company's results of operations because the gross operating margin received from transactions with this customer is material to the Company.

(p) Environmental Costs

Environmental expenditures are expensed or capitalized as appropriate, depending on the nature of the expenditures and their future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the three and six months ended June 30, 2014, such expenditures were not material.

(q) Unit-Based Awards

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
The Company recognizes compensation cost related to all unit-based awards in its consolidated financial statements in accordance with FASB ASC 718. The Company and the Partnership each have similar unit-based payment plans for employees. Unit-based compensation associated with ENLC's unit-based compensation plans awarded to directors, officers and employees of the general partner of the Partnership are recorded by the Partnership since the Company has no substantial or managed operating activities other than its interests in the Partnership and Midstream Holdings.

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
(u) Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 will replace existing revenue recognition requirements in US GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures. Subject to this evaluation, we have reviewed all recently issued accounting pronouncements that became effective during the six months ended June 30, 2014, and have determined that none would have a material impact on our Condensed Consolidated Financial Statements.

(3) Acquisition

On March 7, 2014, EMI merged with and into a wholly-owned subsidiary of the Company, and New Acacia, formerly a wholly-owned subsidiary of Devon, merged with and into another wholly-owned subsidiary of the Company (collectively, the “mergers”). Upon consummation of the mergers, EMI and New Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held. As of June 30, 2014, the Company, through its ownership of EMI, owned approximately 7% of the outstanding limited partner interests in the Partnership and owned 100.0% of General Partner. The Company, through its ownership of New Acacia, directly owns a 50% limited partner interest in Midstream Holdings. Midstream Holdings owns midstream assets previously held by Devon in the Barnett Shale in North Texas, the Cana-Woodford Shale and Arkoma-Woodford Shale in Oklahoma and a contractual right to the burdens and benefits associated with Devon’s 38.75% interest in Gulf Coast Fractionators ("GCF") in Mt. Belvieu, Texas.
Also effective as of March 7, 2014, a wholly-owned subsidiary of the Partnership acquired the remaining 50% limited partner interest in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC, the general partner of Midstream Holdings (together with the mergers, the “business combination”).
Under the acquisition method of accounting, Midstream Holdings is the acquirer in the business combination because its parent company, Devon, obtained control of ENLC. Consequently, Midstream Holdings’ assets and liabilities retained their carrying values. Additionally, EMI’s assets acquired and liabilities assumed by ENLC, as well as ENLC’s non-controlling interest in the Partnership, are recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of EMI’s net assets acquired is recorded as goodwill.
Since equity consideration was issued for this business combination, the purchase of these assets and liabilities has been excluded from our statement of cash flows, except for transaction related costs totaling $51.0 million assumed by ENLC at closing and subsequently paid by ENLC.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

The following table summarizes the purchase price (in millions, except per unit price):

EMI outstanding common shares:
Held by public shareholders	48.0
Restricted shares	0.4
Total subject to exchange	48.4
Exchange ratio	1.0	x
Exchanged shares	48.4
EMI common share price(1)	$37.6
EMI consideration	$1,822.6
Fair value of non-controlling interests in E2	12.1
Total consideration and fair value of non-controlling interests	$1,834.7
Partnership outstanding units:
Common units held by public unitholders	75.1
Preferred units held by third party (2)	17.1
Restricted units	0.4
Total	92.6
Partnership common unit price(3)	$30.51
Partnership common units value	$2,825.2
Partnership outstanding unit options value	$3.9
Total fair value of non-controlling interests in the Partnership(3)	$2,828.8
Total consideration and fair value of non-controlling interests	$4,663.5
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
The following table is a summary of the preliminary fair value of the assets acquired and liabilities assumed from EMI in the business combination as of March 7, 2014 (in millions):

Assets acquired:
Current assets	$437.6
Property, plant and equipment	2,437.9
Intangibles assets	546.9
Equity investment	221.5
Goodwill	3,291.6
Other long term assets	1.3
Liabilities assumed:
Current liabilities	(515.0)
Long-term debt	(1,453.7)
Deferred taxes	(203.4)
Other long term liabilities	(101.2)
Total purchase price	$4,663.5
Goodwill recognized from the business combination primarily relates to the value created from additional growth opportunities and greater operating leverage in core areas. The goodwill is allocated among our Texas, Louisiana, Oklahoma,

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

and ORV segments. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to change. All of the goodwill is non-deductible for tax purposes.
For the period from March 7, 2014 to June 30, 2014, the Company recognized $968.9 million of revenues and $956.6 million of operating expenses related to the assets acquired in the business combination.

Pro Forma Information

The following unaudited pro forma condensed financial data for the six months ended June 30, 2014 and three and six months ended June 30, 2013 gives effect to the business combination as if it had occurred on January 1, 2013. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. As of March 7, 2014, Midstream Holdings entered into gathering and processing agreements with Devon, which are described in Note 4. Pro forma financial information associated with the business combination and with these agreements with Devon is reflected below.

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2014	June 30, 2013
	(in millions, except for per unit data)
Pro forma total revenues	$603.4	$1,821.6	$1,196.9
Pro forma net income	$35.4	$99.4	$82.9
Pro forma net income attributable to EnLink Midstream, LLC.	$17.0	$46.6	$35.0
Pro forma net income per common unit:
Basic	$0.10	$0.28	$0.21
Diluted	$0.10	$0.28	$0.21

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
The Predecessor’s historical assets comprised all of Devon’s U.S. midstream assets and operations. However, only its assets serving the Barnett, Cana-Woodford and Arkoma-Woodford Shales, as well as contractual rights to the burdens and benefits of Devon's 38.75% interest in GCF, were contributed to Midstream Holdings in connection with the business combination. Assets that were not contributed from the Predecessor are reflected as discontinued operations prior to March 7, 2014 and reflected as a reduction in equity as of March 7, 2014.
Midstream Holdings, in which the Company holds a 50% economic interest as of March 7, 2014, conducts business with Devon pursuant to the gathering and processing agreements described below.  The legacy Partnership also historically has maintained a relationship with Devon as a customer, as described in more detail below.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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
Historical Customer Relationship with Devon
As noted above, the Partnership maintained a customer relationship with Devon prior to the business combination pursuant to which certain of the Partnership's subsidiaries provide gathering, transportation, processing and gas lift services to Devon subsidiaries in exchange for fee-based compensation under several agreements with Devon.  The terms of these agreements vary, but the agreements expire between September 2014 and July 2021 and they automatically renew for month-to-month or year-to-year periods unless canceled by Devon prior to expiration.  In addition, one of the Partnership's subsidiaries has agreements with a subsidiary of Devon pursuant to which the Partnership's subsidiary purchases and sells NGLs and pays or receives, as applicable, a margin-based fee.  These NGL purchase and sale agreements have month-to-month terms.
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
GCF Agreement
In connection with the closing of the business combination, Midstream Holdings entered into an agreement with a wholly-owned subsidiary of Devon pursuant to which Devon agreed, from and after the closing of the business combination, to hold for the benefit of Midstream Holdings the economic benefits and burdens of Devon’s 38.75% interest in GCF, which owns a fractionation facility in Mont Belvieu, Texas.
Lone Camp Gas Storage Agreement
In connection with the closing of the business combination, Midstream Holdings entered into an agreement with Gas Services under which Midstream Holdings provides gas storage services at its Lone Camp storage facility. Under this

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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
Office Leases
In connection with the closing of the business combination, EnLink Midstream Operating, LP (formerly known as Crosstex Energy Services, L.P.) entered into three office lease agreements with a wholly-owned subsidiary of Devon pursuant to which EnLink Midstream Operating, LP leases office space from Devon at its Bridgeport, Oklahoma City and Cresson office buildings. Rent payable to Devon under these lease agreements is $174,000, $31,000 and $66,000, respectively, on an annual basis.
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
The following presents financial information for the Predecessor's affiliate transactions and other transactions made to or received from Devon, all of which are settled through an adjustment to equity prior to March 7, 2014 (in millions):

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014	2013
Continuing Operations:
Operating revenues - affiliates	$(540.5)	$(436.4)	$(1,025.6)
Operating expenses - affiliates	430.9	340.0	812.1
Net affiliate transactions	(109.6)	(96.4)	(213.5)
Capital expenditures	56.7	21.3	156.6
Other third-party transactions, net	14.0	53.0	59.2
Total third-party transactions	70.7	74.3	215.8
Net cash distributions from (to) Devon - continuing operations	(38.9)	(22.1)	2.3
Non-cash distribution of net assets to Devon	—	(23.2)	—
Total net contributions (distributions) per equity	$(38.9)	$(45.3)	$2.3

Discontinued operations:
Operating revenues - affiliates	$(24.2)	$(10.4)	$(47.3)
Operating expenses - affiliates	9.3	5.0	17.6
Cash used in financing activities - affiliates	(3.2)	—	(5.2)
Net affiliate transactions	(18.1)	(5.4)	(34.9)
Capital expenditures	2.7	0.6	5.4
Other third-party transactions, net	17.4	0.4	18.9
Net third-party transactions	20.1	1.0	24.3
Net distributions to Devon and non-controlling interests - discontinued operations	2.0	(4.4)	(10.6)
Non-cash distribution of net assets to Devon	—	(39.9)	—
Total net distributions per equity	$2.0	$(44.3)	$(10.6)
Total contributions (distributions) - continuing and discontinued operations	$(36.9)	$(89.6)	$(8.3)

For the three and six months ended June 30, 2014 and 2013, Devon was a significant customer to the Company. Devon accounted for 18.7% and 40.3% of the Company's revenues for the three and six months ended June 30, 2014, respectively, and 91.9% and 92.0% of the Company’s revenues for the three and six months ended June 30, 2013, respectively. The affiliate revenues from March 7, 2014 through June 30, 2014 were $229.3 million. Additionally, the Partnership had an accounts receivable balance related to transactions with Devon of $111.4 million as of June 30, 2014. The Company had an accounts payable balance related to transactions with Devon of $6.0 million as of June 30, 2014.

Share-based compensation costs included in the management services fee charged to Midstream Holdings by Devon were approximately $2.8 million for the six months ended June 30, 2014 and $3.5 million and $6.7 million for the three and six months ended June 30, 2013, respectively. Pension, postretirement and employee savings plan costs included in the management services fee charged to the Company by Devon were approximately $1.6 million for the six months ended June 30, 2014 and $1.8 million and $3.9 million for the three and six months ended June 30, 2013, respectively. These amounts are included in general and administrative expenses in the accompanying statements of operations.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

(5) Long-Term Debt

As of June 30, 2014, long-term debt consisted of the following (in millions):

June 30, 2014
Partnership bank credit facility (due 2019), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2014 was 3.1%	$160.0
Company bank credit facility (due 2019), interest based on LIBOR plus an applicable margin, interest rate at June 30, 2014 was 1.9%	95.0
Senior unsecured notes (due 2019), net of discount of $2.8 million, which bear interest at the rate of 2.70%	397.2
Senior unsecured notes (due 2022), including a premium of $28.3 million, which bear interest at the rate of 7.125% (1)	224.9
Senior unsecured notes (due 2024), net of discount of $3.6 million, which bear interest at the rate of 4.40%	446.4
Senior unsecured notes (due 2044), net of discount of $3.3 million, which bear interest at the rate of 5.60%	346.7
Other debt	23.6
$1,693.8
Less: Current portion (1)	(18.5)
Debt classified as long-term	$1,675.3
 (1) On July 20, 2014, the Partnership redeemed 18.5 million aggregate principal amount of the 2022 Notes.

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
As of June 30, 2014, there was $95.0 million borrowed under the credit facility, leaving approximately $155.0 million available for future borrowing based on the borrowing capacity of $250.0 million.
Other Company Borrowings. On September 4, 2013, E2 Energy Services LLC ("E2 Services"), one of the Ohio services companies in which the Company invests, entered into a credit agreement with JPMorgan Chase Bank ("JPMorgan"). The maturity date of E2 Services' credit agreement is September 4, 2016. As of June 30, 2014, there was $23.2 million borrowed under E2 Services' credit agreement, leaving approximately $6.4 million available for future borrowing based on borrowing

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

capacity of $30.0 million. The interest rate under the credit agreement is based on Prime plus an applicable margin. The effective interest rate as of June 30, 2014 was approximately 4.0%. Additionally, as of June 30, 2014, E2 Services had certain promissory notes outstanding related to its vehicle fleet in the amount of $0.5 million due in increments through July 2017. The notes bear interest at fixed rates ranging 3.9% to 7.0%. The Company does not guarantee E2 Services' debt obligations.
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
As of June 30, 2014, there were $14.1 million in outstanding letters of credit and $160.0 million in outstanding borrowings under the Partnership’s bank credit facility, leaving approximately $825.9 million available for future borrowing based on the borrowing capacity of $1.0 billion.
The percentages per annum, based upon the debt rating are as set forth below:

Pricing Level	Debt Ratings	Applicable Rate Commitment Fee	EuroDollar Rate/Letter of Credit	Base Rate +

1	A-/A3 or better	0.100%	1.000%	—
2	BBB+/Baa1	0.125%	1.125%	0.125%
3	BBB/Baa2	0.175%	1.250%	0.250%
4	BBB-/Baa3	0.225%	1.500%	0.500%
5	BB+/Ba1	0.275%	1.625%	0.625%
6	BB/Ba2 or worse	0.350%	1.750%	0.750%
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
On March 7, 2014, the Partnership recorded $196.5 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 in the business combination. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December. As a result of the business combination, the 2022 Notes were recorded at fair value in accordance with acquisition accounting at an amount of $226.0 million, including a premium of $29.5 million. On July 20, 2014, the Partnership redeemed $18.5 million aggregate principal amount of the 2022 Notes for $20.0 million, including accrued interest.

On March 12, 2014, the Partnership commenced a tender offer to purchase any and all of the outstanding 2018 Notes. Approximately $536.1 million, or approximately 74%, of the 2018 Notes were validly tendered and on March 19, 2014, the Partnership made a payment of approximately $567.4 million for all such tendered 2018 Notes. Also on March 19, 2014, the Partnership delivered a notice of redemption for any and all outstanding 2018 Notes. All remaining outstanding 2018 Notes were redeemed on April 18, 2014 for $200.2 million, including accrued interest.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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
As of the transaction date, ENLC owned a 50% direct partnership interest in Midstream Holdings and indirectly owned an additional interest of approximately 3% through its ownership in the Partnership which owns the other 50% interest in Midstream Holdings. ENLC assumed a carryover basis in Midstream Holdings' assets and, therefore, assumed $252.0 million of deferred tax liability in the business combination. This amount represents approximately 53% of Midstream Holdings' deferred tax liability at closing related to the difference between the book basis and the tax basis of Midstream Holdings' assets. The deferred tax liability of $215.5 million related to the 47% of Midstream Holdings not owned by ENLC was reflected as a reduction in the deferred tax liability and an increase in non-controlling interest through equity at closing.
The Company provides for income taxes using the liability method. Accordingly, deferred taxes are recorded for the differences between the tax and book basis that will reverse in future periods (in millions).

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Predecessor tax provision	$—	$19.4
ENLC tax provision	18.5	22.8
Tax provision	$18.5	$42.2
The principal component of the Company's net deferred tax liability is as follows (in millions):

June 30, 2014
Deferred income tax assets:
Inventory	$0.2
Accrued expenses	0.6
Asset retirement obligations	2.2
Net operating loss carryforward-non current	42.7
Total deferred tax assets	45.7
Deferred income tax liabilities:
Property, plant, equipment, and intangibles assets-long term	(522.9)
Other assets	(8.1)
Total deferred tax liabilities	(531.0)
Net deferred tax liability	$(485.3)
At June 30, 2014, the Company had a net operating loss carryforward of approximately $112.2 million that expires from 2027 through 2034. The Company also has various state net operating loss carryforwards of approximately $67.1 million which will begin expiring in 2027. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire.
Deferred tax liabilities relating to property, plant, equipment and intangible assets represent, primarily, the Company's share of the book basis in excess of tax basis for assets inside of the Partnership and Midstream Holdings.
(7)      Certain Provisions of the Partnership Agreement

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

(a) Issuance of Common Units

In May 2014, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million.
Through June 30, 2014, the Partnership sold an aggregate of 0.6 million common units under the EDA, generating proceeds of approximately $19.9 million (net of approximately $0.2 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.
(b)  Cash Distributions

Unless restricted by the terms of the Partnership credit facility and/or the indentures governing the Partnership’s unsecured senior notes, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions are made to the General Partner in accordance with its current percentage interest with the remainder to the common unitholders, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. The Partnership's first quarter 2014 distribution on its common units and Class B Units of $0.36 per unit and $0.10 per unit, respectively, were paid on May 14, 2014. Distributions declared for the Partnership's Class B Units represent a pro rata distribution for the number of days its Class B Units were issued and outstanding during the quarter. The Partnership's Class B Units automatically converted into common units on a one-for-one basis on May 6, 2014. The Partnership declared a second quarter 2014 distribution on its common units of $0.365 per unit to be paid on August 13, 2014.
Under the quarterly incentive distribution provisions, generally the Partnership's General Partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit.
(c) Allocation of Partnership Income
Net income is allocated to the General Partner in an amount equal to its incentive distributions as described in Note 7(b). The General Partner's share of net income consists of incentive distributions to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units and the percentage interest of the Partnership’s net income adjusted for ENLC's unit-based compensation specifically allocated to the General Partner. The net income allocated to the General Partner is as follows for the three and six months ended June 30, 2014 (in millions):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014*
Income allocation for incentive distributions	$5.9	$7.3
Unit-based compensation attributable to ENLC's restricted units	(3.1)	(3.7)
General Partner interest in net income	0.3	0.4
General Partner share of net income	$3.1	$4.0
* The six months ended June 30, 2014 amounts consist only of the period from March 7, 2014 through June 30, 2014.
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

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

  The following table reflects the computation of basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2014 (in millions, except per unit amounts):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014*
Net income attributable to Enlink Midstream, LLC	$28.8	$35.6
Distributed earnings allocated to:
Common units and Class B Units (1)(2)	$36.1	$50.6
Unvested restricted units (1)	0.1	0.3
Total distributed earnings	$36.2	$50.9
Undistributed loss allocated to:
Common units and Class B Units	$(7.4)	$(15.2)
Unvested restricted units	—	(0.1)
Total undistributed loss	$(7.4)	$(15.3)
Net income allocated to:
Common units and Class B Units	$28.7	$35.4
Unvested restricted units	0.1	0.2
Total net income	$28.8	$35.6
Basic and diluted net income per unit:
Basic common unit	$0.18	$0.22
Diluted common unit	$0.18	$0.22
__________________________________________________
* The six months ended June 30, 2014 amounts consist only of the period from March 7, 2014 through June 30, 2014.
(1) Three months ended June 30, 2014 represents a declared distribution of $0.22 per unit for common units payable on August 14, 2014 and six months ended June 30, 2014 represents distributions of $0.18 per unit paid on May 15, 2014 and distributions declared of $0.22 per unit payable on August 14, 2014.
(2) Six months ended June 30, 2014 includes distributions of $0.05 per unit for ENLC's Class B Units paid on May 15, 2014. The Class B Units converted into common units on a one-for-one basis on May 6, 2014.

The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2014 (in millions):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014*
Basic weighted average units outstanding:
Weighted average limited partner basic common units outstanding	164.0	164.0
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	164.0	164.0
Dilutive effect of restricted units issued	0.3	0.2
Total weighted average diluted common units outstanding	164.3	164.2
* The six months ended June 30, 2014 amounts consist only of the period from March 7, 2014 through June 30, 2014.
All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

(9) Asset Retirement Obligations

The schedule below summarizes the changes in the Company’s asset retirement obligations:

	June 30, 2014	June 30, 2013
	(in millions)
Beginning asset retirement obligations	$7.7	$9.1
Revisions to existing liabilities	2.2	0.4
Liabilities acquired	0.5	—
Accretion	0.3	0.2
Ending asset retirement obligations	$10.7	$9.7

(10) Investment in Unconsolidated Affiliates

The Company’s unconsolidated investments consisted of a contractual right to the benefits and burdens associated with Devon's 38.75% ownership interest in GCF at June 30, 2014 and December 31, 2013 and a 30.6% ownership interest in Howard Energy Partners ("HEP") at June 30, 2014.
The following table shows the activity related to the Partnership’s investment in unconsolidated affiliates for periods indicated (in millions):

	Gulf Coast Fractionators	Howard Energy Partners (1)	Total
Three months ended
June 30, 2014
Distributions	$—	$3.0	$3.0
Equity in income	$3.9	$0.6	$4.5

June 30, 2013
Equity in income	$3.4	$—	$3.4

Six months ended
June 30, 2014 (1)
Distributions	$—	$5.7	$5.7
Equity in income	$8.0	$0.7	$8.7

June 30, 2013
Equity in income	$4.4	$—	$4.4
(1) Includes income and distributions for the period March 7, 2014 through June 30, 2014.

The following table shows the balances related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	June 30, 2014	December 31, 2013
Gulf Coast Fractionators (1)	$56.0	$61.1
Howard Energy Partners	222.6	—
Total investments in unconsolidated affiliates	$278.6	$61.1
(1) Devon retained $13.1 million of the undistributed earnings due from GCF, as of March 7, 2014 when the GCF contractual right allocating the benefits and burdens of the 38.75% ownership interest in GCF to the Partnership became effective. The $13.1 million of the undistributed earnings was reflected as a reduction in the GCF investment on March 7, 2014.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of unit-based compensation allocated to Predecessor general and administrative expense (1)	$—	$3.5	$2.8	$6.7
Cost of unit-based compensation charged to general and administrative expense	5.0	—	6.0	—
Cost of unit-based compensation charged to operating expense	0.8	—	1.0	—
Total amount charged to income	$5.8	$3.5	$9.8	$6.7
Interest of non-controlling partners in unit-based compensation	$2.5	$—	$3.0	$—
Amount of related income tax expense recognized in income	$1.3	$1.3	$2.6	$2.5
(1) Share-based compensation expense was treated as a contribution by the Predecessor in the Consolidated Statement of Changes in Partners' Equity.

The Partnership accounts for unit-based compensation in accordance with FASB ASC 718, which requires that compensation related to all unit-based awards, including unit options, be recognized in the consolidated financial statements. On March 7, 2014, the General Partner amended and restated the amended and restated EnLink Midstream GP, LLC Long-Term Incentive Plan (the “Plan”) (formerly the Crosstex Energy GP, LLC Long-Term Incentive Plan). Amendments to the Plan included a change in name and other technical amendments. The Plan provides for the issuance of up to 9,070,000 awards.

(b)  Restricted Partnership's Incentive Units

The restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2014 is provided below:

	Six Months Ended June 30, 2014
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	—	$—
Assumed in business combination	371,225	30.51
Granted	679,698	31.54
Forfeited	(7,750)	31.66
Non-vested, end of period	1,043,173	$31.17
Aggregate intrinsic value, end of period (in millions)	$32.8
Restricted incentive units assumed in the business combination were valued as of March 7, 2014, will vest at the end of two years and are included in the restricted incentive units outstanding and the current unit-based compensation cost calculations at June 30, 2014. The Partnership issued restricted incentive units in 2014 to officers and other employees. These restricted incentive units typically vest at the end of three years.
As of June 30, 2014, there was $23.4 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 2.4 years.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

(c)  Unit Options
During the six months ended June 30, 2014, 21,888 unit options of the Partnership were exercised with an intrinsic value of $0.4 million. As of June 30, 2014, all unit options were fully vested and fully expensed.
 (d)  EnLink Midstream, LLC's Restricted Incentive Units
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
ENLC’s restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of the common units on such date. A summary of the restricted incentive units activities for the six months ended June 30, 2014 is provided below:

	Six Months Ended June 30, 2014
EnLink Midstream, LLC Restricted Incentive Units	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	—	$—
Assumed in business combination	435,674	37.60
Granted	612,847	36.58
Forfeited	(6,655)	36.54
Non-vested, end of period	1,041,866	$37.01
Aggregate intrinsic value, end of period (in millions)	$43.4

Restricted incentive units assumed in the business combination were valued as of March 7, 2014, will vest at the end of two years and are included in restricted incentive units outstanding and the current unit-based compensation cost calculations at June 30, 2014. ENLC issued restricted incentive units in 2014 to officers and other employees. These restricted incentive units typically vest at the end of three years and are included in restricted incentive units outstanding.

As of June 30, 2014, there was $25.9 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted average period of 2.4 years.

(12) Derivatives

Commodity Swaps
The Partnership manages its exposure to fluctuation in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas and NGLs. The Partnership does not designate transactions as cash flow or fair value hedges for hedge accounting treatment under FASB ASC 815. Therefore, changes in the fair value of the Partnership's derivatives are recorded in revenue in the period incurred. In addition, the risk management policy does not allow the Partnership to take speculative positions with its derivative contracts.
The Partnership commonly enters into index (float-for-float) or fixed-for-float swaps in order to mitigate its cash flow exposure to fluctuations in the future prices of natural gas, NGLs and crude oil. For natural gas, index swaps are used to protect against the price exposure of daily priced gas versus first-of-month priced gas. They are also used to hedge the basis location price risk resulting from supply and markets being priced on different indices. For natural gas, NGLs, condensate and crude, fixed-for-float swaps are used to protect cash flows against price fluctuations: 1) where the Partnership receives a percentage of

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

liquids as a fee for processing third-party gas, 2) in the natural gas processing and fractionation components of our business and 3) where the Partnership is mitigating the price risk for product held in inventory or storage.
The components of loss on derivative activity in the consolidated statements of operations relating to commodity swaps are as follows for the three and six months ended June 30, 2014 (in millions):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014*
Change in fair value of derivatives	$(1.3)	$(2.0)
Realized losses on derivatives	(0.3)	(0.9)
Loss on derivative activity	$(1.6)	$(2.9)
* The six months ended June 30, 2014 amounts consist only of the period from March 7, 2014 through June 30, 2014.

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in millions):

June 30, 2014
Fair value of derivative assets — current	$0.3
Fair value of derivative assets — long term	0.2
Fair value of derivative liabilities — current	(1.0)
Fair value of derivative liabilities— long term	(1.4)
Net fair value of derivatives	$(1.9)

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at June 30, 2014. The remaining term of the contracts extend no later than December 2016.

			June 30, 2014
Commodity	Instruments	Unit	Volume	Fair Value
			(In millions)
NGL (short contracts)	Swaps	Gallons	(63.7)	$(2.2)
NGL (long contracts)	Swaps	Gallons	51.7	0.3
Natural Gas (short contracts)	Swaps	MMBtu	(1.8)	0.7
Natural Gas (long contracts)	Swaps	MMBtu	1.9	(0.7)
Total fair value of derivatives				$(1.9)

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements ("ISDAs") that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of June 30, 2014 of $0.5 million would be reduced to zero due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

Fair Value of Derivative Instruments
Assets and liabilities related to the Partnership's derivative contracts are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as a loss on derivatives in the consolidated statement of operations. The Partnership estimates the fair value of all of its derivative contracts using actively quoted prices. The estimated fair value of derivative contracts by maturity date was as follows (in millions):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
June 30, 2014	$(0.6)	$(0.9)	$(0.4)	$(1.9)

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
Net liabilities measured at fair value on a recurring basis are summarized below (in millions):

June 30, 2014 Level 2
Commodity Swaps*	$(1.9)
Total	$(1.9)
 _________________________________________________
*                 The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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

	June 30, 2014
	Carrying Value	Fair Value
Short-term debt	$18.5	$20.0
Long-term debt	$1,675.3	$1,754.8
Obligations under capital leases	$22.0	$21.8

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $160.0 million in outstanding borrowings under its revolving credit facility as of June 30, 2014. The Company had $95.0 million in borrowings under its revolving credit facility included in long-term debt as of June 30, 2014. As borrowings under the Company's credit facility and other borrowings related to E2 of $23.2 million accrued interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding. As of June 30, 2014, the Partnership had borrowings totaling $397.2 million, $446.4 million and $346.7 million, net of discount, under the 2019 Notes, 2024 Notes and 2044 Notes, with a fixed rate of 2.70%, 4.40% and 5.60%, respectively. Additionally, the Partnership had borrowings of $224.9 million, including premium, under the 2022 Notes with a fixed rate of 7.125% as of June 30, 2014. The fair value of all senior unsecured notes as of June 30, 2014 was based on Level 2 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

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
(b) Environmental Issues
The operation of pipelines, plants and other facilities for the gathering, processing, transmitting or disposing of natural gas, NGLs, brine and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's results of operations, financial condition or cash flows.
(c) Litigation Contingencies

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

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
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies, seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to the United States District Court for the Eastern District of Louisiana.  The amount of damages is unspecified. The Partnership's subsidiary, Crosstex LIG, LLC, is one of the named defendants as the owner of pipelines in the area.  The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.  The Partnership intends to vigorously defend the case.
In June 2014, a group of landowners in Assumption Parish, Louisiana added a subsidiary of the Partnership, EnLink Processing Services, LLC, as a defendant in a pending lawsuit they had filed against Texas Brine Company, LLC, Occidental Chemical Corporation, and Vulcan Materials Company relating to claims arising from the August 2012 sinkhole that formed in the Bayou Corne area of Assumption Parish, Louisiana. The suit is pending in the 23rd Judicial Court, Assumption Parish, Louisiana. Although plaintiffs’ claims against the other defendants have been pending since October 2012, plaintiffs are now alleging that EnLink Processing Services, LLC’s negligence also contributed to the formation of the sinkhole. The amount of damages is unspecified. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable. The Partnership intends to vigorously defend the case. The Partnership has also filed a claim for defense and indemnity with its insurers.
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

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Texas	Louisiana	Oklahoma	Ohio River Valley	Corporate	Totals
	(In millions)
Three Months Ended June 30, 2014
Sales to external customers	$88.6	$577.4	$—	$89.0	$—	$755.0
Sales to affiliates	152.9	1.7	47.2	—	(28.0)	173.8
Purchased gas, NGLs, condensate and crude oil	(88.5)	(530.8)	—	(70.6)	28.0	(661.9)
Operating expenses	(38.6)	(16.6)	(7.3)	(10.1)	—	(72.6)
Loss on derivative activity	—	—	—	—	(1.6)	(1.6)
Segment profit (loss)	$114.4	$31.7	$39.9	$8.3	$(1.6)	$192.7
Depreciation and amortization	$(32.8)	$(19.1)	$(11.6)	$(9.9)	$(0.8)	$(74.2)
Goodwill	$1,168.1	$786.7	$190.3	$118.0	$1,430.4	$3,693.5
Capital expenditures	$75.4	$121.2	$(2.2)	$18.0	$3.2	$215.6
Three Months Ended June 30, 2013
Sales to external customers	$33.2	$—	$14.3	$—	$—	$47.5
Sales to affiliates	367.3	—	173.2	—	—	540.5
Purchased gas, NGLs, condensate and crude oil	(295.1)	—	(153.6)	—	—	(448.7)
Operating expenses	(31.4)	—	(7.8)	—	—	(39.2)
Segment profit	$74.0	$—	$26.1	$—	$—	$100.1
Depreciation and amortization	$(26.7)	$—	$(19.5)	$—	$—	$(46.2)
Goodwill	$325.4	$—	$76.3	$—	$—	$401.7
Capital expenditures	$36.0	$—	$16.3	$—	$—	$52.3
Six Months Ended June 30, 2014
Sales to external customers	$136.9	$730.6	$11.5	$108.5	$—	$987.5
Sales to affiliates	488.8	2.2	210.1	—	(35.4)	665.7
Purchased gas, NGLs, condensate and crude oil	(346.2)	(671.3)	(133.8)	(84.9)	35.4	(1,200.8)
Operating expenses	(70.3)	(21.8)	(14.0)	(12.6)	—	(118.7)
Loss on derivative activity	—	—	—	—	(2.9)	(2.9)
Segment profit (loss)	$209.2	$39.7	$73.8	$11.0	$(2.9)	$330.8
Depreciation and amortization	$(60.1)	$(24.3)	$(25.8)	$(11.3)	$(0.9)	$(122.4)
Goodwill	$1,168.1	$786.7	$190.3	$118.0	$1,430.4	$3,693.5
Capital expenditures	$100.5	$143.3	$8.0	$23.1	$8.7	$283.6
Six Months Ended June 30, 2013
Sales to external customers	$63.7	$—	$25.6	$—	$—	$89.3
Sales to affiliates	692.9	—	332.7	—	—	1,025.6
Purchased gas, NGLs, condensate and crude oil	(552.5)	—	(291.6)	—	—	(844.1)
Operating expenses	(65.2)	—	(15.0)	—	—	(80.2)
Segment profit	$138.9	$—	$51.7	$—	$—	$190.6
Depreciation and amortization	$(53.4)	$—	$(37.2)	$—	$—	$(90.6)
Goodwill	$325.4	$—	$76.3	$—	$—	$401.7
Capital expenditures	$86.8	$—	$48.7	$—	$—	$135.5

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

The table below presents information about segment assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Segment Identifiable Assets:	(In millions)
Texas	$3,176.4	$1,460.0
Louisiana	2,891.9	—
Oklahoma	907.9	777.1
Ohio River Valley	614.1	—
Corporate	1,788.9	72.7
Total identifiable assets	$9,379.2	$2,309.8

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment profits	$192.7	$100.1	$330.8	$190.6
General and administrative expenses	(26.6)	(11.3)	(42.5)	(21.5)
Depreciation and amortization	(74.2)	(46.2)	(122.4)	(90.6)
Operating income	$91.9	$42.6	$165.9	$78.5

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

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)

The following schedule summarizes net income from discontinued operations (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2014	2013

Operating revenues:
Operating revenues	$11.2	$6.8	$22.6
Operating revenues - affiliates	24.2	10.5	47.3
Total operating revenues	35.4	17.3	69.9

Operating expenses:
Operating expenses	29.4	15.7	53.8
Total operating expenses	29.4	15.7	53.8

Income before income taxes	6.0	1.6	16.1
Income tax expense	2.2	0.6	5.8
Net income	3.8	1.0	10.3
Net income attributable to non-controlling interest	(0.5)	—	(1.1)
Net income including non-controlling interest	$3.3	$1.0	$9.2

The following table presents the main classes of assets and liabilities associated with the Partnership's discontinued operations at December 31, 2013. There were no assets and liabilities associated with discontinued operations at June 30, 2014:

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
The historical financial statements included in this report reflect (1) for periods prior to March 7, 2014, the assets, liabilities and operations of EnLink Midstream Holdings, LP Predecessor (the “Predecessor”), the predecessor to EnLink Midstream Holdings, LP (“Midstream Holdings”), which is the historical predecessor of EnLink Midstream, LLC and (2) for periods on or after March 7, 2014, the results of operations of EnLink Midstream, LLC, after giving effect to the business combination discussed under “Devon Energy Transaction” below. The Predecessor was comprised of all of the U.S. midstream assets and operations of Devon Energy Corporation (“Devon”) prior to the business combination, including its 38.75% economic interest in Gulf Coast Fractionators ("GCF"). However, in connection with the business combination, only the Predecessor’s systems serving the Barnett, Cana-Woodford and Arkoma-Woodford Shales in Texas and Oklahoma, as well as the economic burdens and benefits of the 38.75% economic interest in GCF, were contributed to Midstream Holdings, effective as of March 7, 2014.
You should read this discussion in conjunction with the historical financial statements and accompanying notes included in this report. All references in this section to the "Company", as well as the terms “our,” “we,” “us” and “its” (1) for periods prior to March 7, 2014 refer to the Predecessor and (2) for periods on or after March 7, 2014 refer to EnLink Midstream, LLC, together with its consolidated subsidiaries including the Partnership and Midstream Holdings. All references in this section to the "Partnership" (1) for periods prior to March 7, 2014 refer to the Predecessor and (2) for periods on or after March 7, 2014 refer to EnLink Midstream Partners, LP, together with its consolidated subsidiaries including EnLink Midstream Operating, LP (formerly known as Crosstex Energy Services, L.P.) (the "Operating Partnership"), Midstream Holdings and their consolidated subsidiaries.
Overview

We are a Delaware limited liability company formed in October 2013. Our assets consist of equity interests in EnLink Midstream Partners, LP, EnLink Midstream Holdings, LP, E2 Energy Services, LLC and E2 Appalachian Compression, LLC (collectively, “E2”). EnLink Midstream Partners, LP is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. EnLink Midstream Holdings, LP, a partnership owned by the Partnership and us, is engaged in the gathering, transmission and processing of natural gas. E2 is a services company focused on the Utica Shale play in the Ohio River Valley. Our interests in EnLink Midstream Partners, LP, EnLink Midstream Holdings, LP and E2 consist of the following as of June 30, 2014:

•	16,414,830 common units representing an aggregate 7% limited partner interest in the Partnership;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.7% general partner interest and all of the incentive distribution rights in the Partnership;

•	50.0% limited partner interest in Midstream Holdings; and

•	89.8% interest in E2 Energy Services, LLC and a 88.3% interest in E2 Appalachian Compression, LLC, with the remainder owned by E2 management.
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
The Partnership primarily focuses on providing midstream energy services, including gathering, processing, transmission and marketing, to producers of natural gas, natural gas liquids ("NGLs") and crude oil.  The Partnership also provides crude oil, condensate and brine disposal services to producers.  The Partnership's midstream energy asset network includes approximately 7,300 miles of pipelines, twelve natural gas processing plants, six fractionators, 3.1 million barrels of NGL cavern storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. E2 builds, owns and operates natural gas compression and condensate stabilization facilities.  The Partnership manages and reports its activities primarily according to geography.  The Partnership has five reportable segments:  (1) Texas, which includes the Partnership's activities in north Texas and the Permian Basin in west Texas; (2) Oklahoma, which includes the Partnership's activities in Cana-Woodford and Arkoma-Woodford Shale areas; (3) Louisiana, which includes the Partnership's pipelines, processing plants and NGL assets located in Louisiana; (4) ORV, which includes the Partnership's activities in the Utica and Marcellus Shales and our consolidated E2 operations; and (5) Corporate Segment, or Corporate, which includes the Partnership's equity investments in Howard Energy Partners, or HEP, in the Eagle Ford Shale, its contractual right to the burdens and benefits associated with Devon's ownership interest in GCF in south Texas and our general partnership property and expenses.
The Partnership manages its operations by focusing on gross operating margin because the Partnership's business is generally to purchase and resell natural gas, NGLs and crude oil for a margin or to gather, process, transport or market natural gas, NGLs and crude oil for a fee.  In addition, the Partnership earns a volume based fee for providing crude oil transportation and brine disposal services.  The Partnership defines gross operating margin as operating revenue minus cost of purchased gas, NGLs, condensate and crude oil.  Gross operating margin is a non-generally accepted accounting principle, or non-GAAP, financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below.
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
•purchasing and reselling or transporting natural gas and NGLs on the pipeline systems it owns;

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
The Partnership has made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect the Partnership's margins or even result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its North Texas Pipeline and sells the gas into a different market area index. The Partnership realizes a loss on the delivery of gas under this contract each month based on current prices. The balance sheet as of June 30, 2014 reflects a liability of $89.7 million related to this onerous performance obligation based on forecasted discounted cash obligations in excess of market under this gas delivery contract. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.
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
Recent Developments
Expansion in West Texas, Supported by Devon Production. The Partnership will expand its natural gas gathering and processing system in the Permian Basin by constructing a new natural gas processing plant and expanding its rich gas gathering system. The new 120 MMcf/d gas processing plant will be strategically located near the Partnership’s existing midstream assets and will offer additional gas processing capabilities to producer customers in the region, including Devon Energy. The processing plant is expected to be operational in the second half of 2015. Upon completion, the Partnership’s total operated processing capacity in the region will be approximately 240 MMcf/d.
As a part of the expansion, the Partnership has signed a long-term, fee-based agreement with Devon Energy to provide gathering and processing services for over 18,000 acres under development in Martin County, one of the premier production locations in the Midland Basin. The Partnership will construct multiple low pressure gathering pipelines and a new 23-mile, 12-inch high pressure gathering pipeline that will tie into the previously announced Bearkat natural gas gathering system. The new pipelines are expected to be operational in the first quarter of 2015.
Marathon Petroleum Joint Venture. The Partnership has entered into a series of agreements with MPL Investment LLC, a subsidiary of Marathon Petroleum Corporation, to create a 50/50 joint venture named Ascension Pipeline Company, LLC. This joint venture will build a new 30-mile NGL pipeline connecting the Partnership’s existing Riverside fractionation and terminal complex to Marathon Petroleum’s Garyville refinery located on the Mississippi River. The bolt-on project to the Partnership’s Cajun-Sibon NGL system is supported by long-term, fee-based contracts with Marathon Petroleum. Under the arrangement, the Partnership will serve as the construction manager and operator of the pipeline project, which is expected to be operational in the first half of 2017.
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
The pipeline expansion and the Eunice fractionation expansion under Phase I were completed and commenced operation in November 2013. The available supply for the Cajun-Sibon Phase I pipeline expansion has been near its full capacity of 70,000 Bbls/d of rawmake NGLs. The throughput through the pipeline averaged approximately 59,000 Bbls/d during the first half of 2014 as the Partnership worked through some minor start-up issues, and the pipeline expansion is now operating near full capacity. Additionally, the Eunice fractionator in South Louisiana experienced some minor start-up issues and averaged approximately 43,000 Bbls/d during the first half of 2014. These issues have been substantially resolved, and the fractionator is currently running near capacity, with plant volumes currently ranging between 50,000 and 53,000 Bbls/d.
Cajun-Sibon Phase II will further enhance the Partnership's Louisiana NGL business with significant additions to the Cajun-Sibon Phase I NGL pipeline extension and Eunice expansion. Construction of Cajun-Sibon Phase II continues to progress and will further increase the Cajun-Sibon pipeline capacity by an additional 50,000 Bbls/d to a total of 120,000 Bbls/d. Construction on the Partnership's new 100,000 Bbl/d fractionator at our Plaquemine gas processing complex is on schedule and near completion. Additionally, our Riverside fractionator was taken out of service in July 2014 and will return to service with the startup of Phase II. Phase II is expected to be complete during the fourth quarter of 2014.
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
Additionally, in February 2014, the Partnership entered into an agreement to construct a new 35-mile, 12-inch diameter high-pressure pipeline that will provide critical gathering capacity for the Bearkat natural gas processing complex. The pipeline will have a capacity of approximately 100 MMcf/d and will provide gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. The entire project is expected to be completed in the fourth quarter of 2014.
Our E2 Investment. As of June 30, 2014, we had invested approximately $85.2 million in E2. Our investment in E2 funded the construction of three natural gas compression and condensate stabilization facilities. These three gas gathering compressor stations and condensate stabilization assets are located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio. Commercial operations of two of the facilities, Upper Hill and Reusser, commenced during January 2014 and April 2014, respectively, which are owned and operated by E2. Additionally, the Batesville station became operational in June 2014.
Issuance of Common Units. In May 2014, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million.
Through June 30, 2014, the Partnership sold an aggregate of 0.6 million common units under the EDA, generating proceeds of approximately $20.0 million (net of approximately $0.2 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.
Senior Unsecured Notes. On March 12, 2014, the Partnership commenced a tender offer to purchase any and all of its outstanding 8.875% Senior Notes due (the "2018 Notes"). Approximately $536.1 million, or approximately 74%, of the 2018 Notes were validly tendered, and on March 19, 2014, the Partnership made a payment of approximately $567.4 million for all such tendered 2018 Notes. Also on March 19, 2014, the Partnership delivered a notice of redemption for any and all outstanding 2018 Notes. The redemption for the remaining $198.2 million of outstanding 2018 Notes was completed on April 18, 2014 for $200.2 million, including accrued interest.
On July 22, 2014, the Partnership redeemed $18.5 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 for $20.0 million, including accrued interest.
Non-GAAP Financial Measures
Cash Available for Distribution
We define cash available for distribution as distributions due to us from the Partnership and from our 50% interest in Midstream Holdings, less our specific general and administrative costs as a separate public reporting entity, the interest costs associated with our debt and taxes attributable to our earnings. Cash available for distribution is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us to the cash distributions we expect to pay our unitholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Cash available for distribution is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment.
The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to GAAP net income. Cash available for distribution is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. Investors should not consider cash available for distribution in isolation or as a substitute for analysis of our results as reported under GAAP. Because cash available for distribution excludes some, but not all, items that affect net income and is defined differently by different companies in our industry, our definition of cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The following is a calculation of the Company's cash available for distribution (in millions):

Three Months Ended June 30, 2014
(Unaudited)
Distribution declared by ENLK associated with (1):
General partner interest	$0.6
Incentive distribution rights	5.9
ENLK common units owned	6.0
Total share of ENLK distributions declared	$12.5
Adjusted EBITDA of Midstream Holdings (2)	60.0
Total cash available	$72.5
Uses of cash:
General and administrative expenses	(0.8)
Interest expense	(0.8)
Maintenance capital expenditures (3)	(1.8)
Total cash used	$(3.4)
ENLC cash available for distribution	$69.1

(1)	Represents distributions declared by ENLK and to be paid to ENLC on August 13, 2014.

(2)
Represents ENLC's 50% interest in Midstream Holdings' adjusted EBITDA , which is disbursed on a monthly basis to ENLC by Midstream Holdings. Midstream Holdings' adjusted EBITDA is defined as earnings before depreciation. ENLC's share of Midstream Holdings' adjusted EBITDA is comprised of its 50% share in Midstream Holdings' net income of $42.7 million plus its 50% share in Midstream Holdings' depreciation of $17.3 million.

(3)	Represents ENLC's interest in Midstream Holdings' maintenance capital expenditures which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA per (2) above.
The following table provides a reconciliation of ENLC net income to ENLC cash available for distribution (in millions):

Three Months Ended June 30, 2014
(Unaudited)

Net income of ENLC	$64.5
Less: Net income attributable to ENLK	(41.4)
Net Income of ENLC Excluding ENLK	$23.1
ENLC's share of distributions from ENLK (1)	12.5
ENLC's interest in Midstream Holdings' depreciation (2)	17.3
ENLC income tax expense (3)	17.3
Depreciation attributable to E2	1.5
Maintenance capital expenditures (4)	(1.8)
Other items (5)	(0.8)
ENLC cash available for distribution	$69.1

(1)	Represents distributions declared by ENLK and to be paid to ENLC on August 13, 2014.

(2)	Represents ENLC's interest in Midstream Holdings' depreciation, which is reflected as a non-cash deduction in the net income of ENLC excluding ENLK.

(3)	Represents ENLC's stand-alone deferred taxes.

(4)	Represents ENLC's interest in Midstream Holdings' maintenance capital expenditures, which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA.

(5)	Represents E2's adjusted EBITDA and other non-cash items not included in cash available for distributions.

Gross Operating Margin. We include gross operating margin as a non-GAAP financial measure. We define gross operating margin, generally, as revenues less cost of purchased gas, NGLs, condensate and crude oil. We present gross operating margin by segment in “Results of Operations”.  We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because our business is generally to purchase and resell natural gas and crude oil for a margin or to gather, process, transport or market natural gas, NGLs and crude oil for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operating expenses. We do not deduct operating expenses from total revenue in calculating gross operating margin because these expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. As an indicator of our operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Total gross operating margin	$265.3	$139.3	$449.5	$270.8

Deduct:
Operating expenses	(72.6)	(39.2)	(118.7)	(80.2)
General and administrative expenses	(26.6)	(11.3)	(42.5)	(21.5)
Depreciation and amortization	(74.2)	(46.2)	(122.4)	(90.6)
Operating income	$91.9	$42.6	$165.9	$78.5

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue less cost of purchased gas, NGLs, condensate and crude oil as reflected in the table below.

Items Affecting Comparability of Our Financial Results
Our historical financial results discussed below may not be comparable to our future financial results, and our financial results for the three and six months ended June 30, 2013 may not be comparable to our financial results for the three and six months ended June 30, 2014, for the following reasons:

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

•
Prior to March 7, 2014, our financial results only included the assets, liabilities and operations of our Predecessor. Beginning on March 7, 2014, our financial results also consolidate the assets, liabilities and operations of the legacy business of the Partnership prior to giving effect to the business combination.

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

•
Our financial statements for the three and six months ended June 30, 2014 report financial results according to operating segments based principally upon geographic regions served.  The Predecessor had no operations for certain of those reporting segments.

•
The Predecessor’s historical assets comprised all of Devon’s U.S.-midstream assets and operations. However, only its assets serving the Barnett, Cana-Woodford and Arkoma-Woodford Shales, as well as a contractual right to the burdens and benefits of its 38.75% interest in GCF, were contributed to Midstream Holdings in connection with the consummation of the business combination. Assets that were not contributed to Midstream Holdings are included in discontinued operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except volumes)
Texas Segment
Revenues	$241.5	$400.5	$625.7	$756.6
Purchased gas and NGLs	(88.5)	(295.1)	(346.2)	(552.5)
Total gross operating margin	$153.0	$105.4	$279.5	$204.1
Louisiana Segment
Revenues	$579.1	$—	$732.8	$—
Purchased gas, NGLs and crude oil	(530.8)	—	(671.3)	—
Total gross operating margin	$48.3	$—	$61.5	$—
Oklahoma Segment
Revenues	$47.2	$187.5	$221.6	$358.3
Purchased gas and NGLs	—	(153.6)	(133.8)	(291.6)
Total gross operating margin	$47.2	$33.9	$87.8	$66.7
ORV Segment
Revenues	$89.0	$—	$108.5	$—
Purchased crude oil and condensate	(70.6)	—	(84.9)	—
Total gross operating margin	$18.4	$—	$23.6	$—
Corporate
Revenues	$(29.6)	$—	$(38.3)	$—
Purchased gas and NGLs	28.0	—	35.4	—
Total gross operating margin	$(1.6)	$—	$(2.9)	$—
Total
Revenues	$927.2	$588.0	$1,650.3	$1,114.9
Purchased gas, NGLs, condensate and crude oil	(661.9)	(448.7)	(1,200.8)	(844.1)
Total gross operating margin	$265.3	$139.3	$449.5	$270.8

Midstream Volumes:
Texas (1)
Gathering and Transportation (MMBtu/d)	2,994,400	2,121,000	2,977,200	2,126,000
Processing (MMBtu/d)	1,156,700	802,000	1,146,600	795,000
Louisiana (2)
Gathering and Transportation (MMBtu/d)	429,600	—	426,900	—
Processing (MMBtu/d)	591,900	—	602,800	—
NGL Fractionation (Gals/d)	4,377,300	—	4,143,300	—
Oklahoma (3)
Gathering and Transportation (MMBtu/d)	512,500	372,000	461,900	382,000
Processing (MMBtu/d)	458,400	392,000	441,600	387,000
ORV (2)
Crude Oil Handling (Bbls/d)	16,300	—	16,000	—
Brine Disposal (Bbls/d)	5,200	—	5,300	—
__________________________________________________

(1)
Volumes for the six month periods include volumes per day based on 180 day periods for Midstream Holdings operations plus incremental volumes based on the 116 day period from March 7 to June 30, 2014 for the Partnership’s legacy operations in Texas.

(2)
Volumes include volumes per day based on 91 days for the three months ended June 30, 2014 and based on the 116 day period from March 7 to June 30, 2014 for the six months ended June 30, 2014 for the Partnership’s legacy operations. Midstream Holdings does not have any operations in Louisiana or Ohio.

(3)
Volumes include volumes per day based on 91 and 181 day periods for the three and six months ended June 30, 2014, respectively, for Midstream Holdings operations. The Partnership did not have any legacy operations in Oklahoma.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Gross Operating Margin. Gross operating margin was $265.3 million for the three months ended June 30, 2014 compared to $139.3 million for the three months ended June 30, 2013, an increase of $126.0 million, or 90.5%. Of this increase in gross operating margin, $107.5 million is attributable to the legacy Company assets associated with the business combination effective on March 7, 2014. Approximately $18.5 million of the increase in gross operating margin is related to Midstream Holdings, which is the result of the new fixed-fee arrangements with Devon entered into in connection with the business combination and the increase in volumes gathered and processed.

Operating Expenses. Operating expenses were $72.6 million for the three months ended June 30, 2014 compared to $39.2 million for the three months ended June 30, 2013, an increase of $33.4 million, or 85.2%. Of this increase in operating expenses, $40.4 million is attributable to the legacy Company assets, partially offset by a decrease in Midstream Holdings’ operating expenses of $7.0 million due to both lower ad valorem tax assessments and repair costs.

General and Administrative Expenses. General and administrative expenses were $26.6 million for the three months ended June 30, 2014 compared to $11.3 million for the three months ended June 30, 2013, an increase of $15.3 million, or 135.4%. General and administrative expenses for the three months ended June 30, 2014 reflect such expenses associated with the new combined operations of the legacy Company and Midstream Holdings, including $1.1 million for transition service costs from Devon. General and administrative expenses for the three months ended June 30, 2013 reflect such expenses for Midstream Holdings which primarily consisted of costs allocated by Devon for shared general and administrative services.

Depreciation and Amortization. Depreciation and amortization expenses were $74.2 million for the three months ended June 30, 2014 compared to $46.2 million for the three months ended June 30, 2013, an increase of $28.0 million, or 60.6%. The increase in depreciation and amortization expenses results from an increase in depreciation expense of $39.5 million related to the legacy Company assets acquired in March 2014. This increase was partially offset by a decrease of $11.5 million in depreciation and amortization expenses related to Midstream Holdings, with the primary driver being the change in depreciation methodology from the units-of-production method to the straight-line method of $9.5 million.

Interest Expense. Interest expense was $14.1 million for the three months ended June 30, 2014. There was no interest expense for the three months ended June 30, 2013 as Midstream Holdings did not have any debt. Net interest expense consists of the following (in millions):

Three Months Ended June 30,
2014
Senior notes	$16.4
Bank credit facility	1.6
Capitalized interest	(4.3)
Amortization of debt issue costs and net discount (premium)	(0.4)
Other	0.8
Total	$14.1

Income from Equity Investments. Income from equity investments was $4.5 million for the three months ended June 30, 2014 as compared to $3.4 million for the three months ended June 30, 2013, an increase of $1.1 million. The increase primarily relates to our investment in GCF due to turnaround downtime experienced during the 2013 period.
Income Tax Expense. Income tax expense was $18.5 million for the three months ended June 30, 2014 as compared to $16.5 million for the three months ended June 30, 2013, an increase of $2.0 million or 12.1%. This increase primarily relates to an increase in taxable income between periods.
Net Income from Discontinued Operations. The Company had no net income from discontinued operations for the three months ended June 30, 2014 as compared to $3.3 million for the three months ended June 30, 2013, a decrease of $3.3 million.

Discontinued operations for the period ended June 30, 2013 included assets that were not contributed to Midstream Holdings, while the period ended June 30, 2014 had no discontinued operations.
Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $35.7 million for the three months ended June 30, 2014. Income attributable to non-controlling interests represents the combined limited partner interests in the Partnership owned by Devon and public unitholders, and the interest in E2 not owned by us.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Gross Operating Margin. Gross operating margin was $449.5 million for the six months ended June 30, 2014 compared to $270.8 million for the six months ended June 30, 2013, an increase of $178.7 million, or 66.0%. Of this increase in gross operating margin, $135.0 million is attributable to the legacy Company assets associated with the business combination effective on March 7, 2014. Approximately $43.7 million of the increase in gross operating margin is related to Midstream Holdings, which is the result of the new fixed-fee arrangements with Devon entered into in connection with the business combination and the increase in volumes gathered and processed.

Operating Expenses. Operating expenses were $118.7 million for the six months ended June 30, 2014 compared to $80.2 million for the six months ended June 30, 2013, an increase of $38.5 million, or 48.0%. Of this increase in operating expenses, $52.1 million is attributable to the legacy Company assets, partially offset by a decrease in Midstream Holdings’ operating expenses of $13.6 million due to both lower ad valorem tax assessments and repair costs.

General and Administrative Expenses. General and administrative expenses were $42.5 million for the six months ended June 30, 2014 compared to $21.5 million for the six months ended June 30, 2013, an increase of $21.0 million, or 97.7%. General and administrative expenses for the six months ended June 30, 2014 reflect such expenses associated with the new combined operations of the legacy Company and Midstream Holdings since March 7, 2014, including $1.3 million for transition service costs from Devon, together with general and administrative expenses of Midstream Holdings prior to March 7, 2014. General and administrative expenses for the six months ended June 30, 2013 reflect such expenses for Midstream Holdings which primarily consisted of costs allocated by Devon for shared general and administrative services.

Depreciation and Amortization. Depreciation and amortization expenses were $122.4 million for the six months ended June 30, 2014 compared to $90.6 million for the six months ended June 30, 2013, an increase of $31.8 million, or 35.1%. The increase in depreciation and amortization expenses results from an increase in depreciation expense of $49.2 million related to the legacy Company assets acquired in March 2014. The increase was partially offset by a decrease of $17.4 million in depreciation and amortization expenses related to Midstream Holdings with the primary driver being the change in depreciation methodology from the units-of-production method to the straight-line method of $11.6 million. The remaining decrease related to a $5.6 million decrease due to a change in the annual units of production rate partially offset by a $1.7 million increase related to assets placed in service during 2013.

Interest Expense. Interest expense was $19.5 million for the six months ended June 30, 2014. There was no interest expense for the six months ended June 30, 2013 as Midstream Holdings did not have any debt. Net interest expense consists of the following (in millions):

Six Months Ended June 30,
2014
Senior notes	$21.7
Bank credit facility	2.8
Capitalized interest	(5.4)
Amortization of debt issue costs and net discount (premium)	(0.6)
Other	1.0
Total	$19.5

Income from Equity Investments. Income from equity investments was $8.7 million for the six months ended June 30, 2014 as compared to $4.4 million for the six months ended June 30, 2013, an increase of $4.3 million. The increase primarily relates to our investment in GCF due to turnaround downtime experienced during the 2013 period.

Income Tax Expense. Income tax expense was $42.2 million for the six months ended June 30, 2014 as compared to $29.9 million for the six months ended June 30, 2013, an increase of $12.3 million or 41.1%. This increase primarily relates to an increase in taxable income between periods.
Net Income from Discontinued Operations. Net income from discontinued operations was $1.0 million for the six months ended June 30, 2014 as compared to $9.2 million for the six months ended June 30, 2013, a decrease of $8.2 million. The decrease is due to Midstream Holdings’ discontinued operations for the period ended June 30, 2013 which included assets that were sold during 2013, while the six month period ended June 30, 2014 includes Predecessor assets that were not contributed to Midstream Holdings as part of the business combination.
Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $42.8 million for the six months ended June 30, 2014. Income attributable to non-controlling interests represents the combined limited partner interests in the Partnership owned by Devon and public unitholders, and the interest in E2 not owned by us.
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
Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $204.1 million for the six months ended June 30, 2014 compared to $149.5 million for the six months ended June 30, 2013. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Operating cash flows before working capital	$276.7	$134.7
Changes in working capital	$(72.6)	$14.8
The primary reason for the increase in operating cash flows before working capital of $142.0 million from 2013 to 2014 relates to an increase in gross operating margin from the acquired legacy Company assets and Midstream Holdings assets. Further, the decrease in working capital for 2014 relates to the Predecessor's net settlement of receivables and payables with Devon in 2013 as compared to no net settlement in 2014 as well as fluctuations in trade receivable and payable balances due to timing of collections and payments.
Cash Flows from Investing Activities. Net cash used in investing activities was $369.0 million for the six months ended June 30, 2014 and $156.6 million for the six months ended June 30, 2013. Our primary investing cash flows were acquisition costs and capital expenditures, net of accrued amounts, as follows (in millions):

	Six Months Ended June 30,
	2014	2013
Growth capital expenditures	$302.8	$115.9
Maintenance capital expenditures	14.5	40.7
Acquisition of business	51.0	—
Investment in equity investment company	5.7	—
Distribution from equity investment company	(5.0)	—
Total	$369.0	$156.6

Cash Flows from Financing Activities. Net cash provided by financing activities was $180.8 million for the six months ended June 30, 2014 and $2.3 million for six months ended June 30, 2013. All Predecessor financing activities from January 1, 2014 through March 6, 2014 and for the six months ended June 30, 2013 totaling $22.1 million and $2.3 million, respectively, are reflected in contributions (distributions) to the Predecessor on the statement of cash flows. Our primary financing activities subsequent to March 7, 2014 consist of the following (in millions):

Six Months Ended June 30, 2014
Net repayments on Partnership's bank credit facility	$(209.7)
Net borrowings on Company's credit facility	19.8
Net borrowings on E2's credit facility	9.5
Senior unsecured notes borrowings	1,190.0
Net repayments under capital lease obligations	1.2
Debt refinancing costs	(7.4)
Redemption of 2018 Notes	(767.6)
Proceeds from issuance of Partnership units	20.0

Distributions to unitholders and non-controlling partners in the Partnership are also primary uses of cash in financing activity. Total cash distributions made during the six months ended June 30, 2014 were as follows (in millions):

Six Months Ended June 30, 2014
Distributions to unitholders	$14.7
Non-controlling partner distributions	45.8
Total	$60.5

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our credit facility. We borrow money under our credit facility to fund checks as they are presented. Change in drafts payable for the six months ended June 30, 2014 was as follows (in millions):

Six Months Ended June 30, 2014
Increase in drafts payable	$8.6

Uncertainties.  The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana.  In August 2012, a large sinkhole formed in the vicinity of these pipelines and underground storage reservoirs. This sinkhole is situated west of the Partnership's underground natural gas and NGL storage facility.  The cause of the sinkhole is currently under investigation by Louisiana state and local officials. The Partnership took a section of its 36-inch-diameter natural gas pipeline located near the sinkhole out of service. Service to certain markets, primarily in the Mississippi River area, has been curtailed or interrupted, and the Partnership has worked with its customers to secure alternative natural gas supplies so that disruptions are minimized. The replacement pipeline was completed and services resumed in May 2014.

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

In June 2014, a group of landowners in Assumption Parish, Louisiana added a subsidiary of the Partnership, EnLink Processing Services, LLC, as a defendant in a pending lawsuit they had filed against Texas Brine Company, LLC, Occidental Chemical Corporation, and Vulcan Materials Company relating to claims arising from the August 2012 sinkhole that formed in the Bayou Corne area of Assumption Parish, Louisiana. The suit is pending in the 23rd Judicial Court, Assumption Parish, Louisiana. Although plaintiffs’ claims against the other defendants have been pending since October 2012, plaintiffs are now alleging that EnLink Processing Services, LLC’s negligence also contributed to the formation of the sinkhole. The amount of damages is unspecified. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable. The Partnership intends to vigorously defend the case. The Partnership has also filed a claim for defense and indemnity with its insurers.
Capital Requirements. During the six months ended June 30, 2014, capital investments were $302.8 million, which were funded by internally generated cash flow, borrowings under the Partnership's credit facility and borrowings under our credit facility. Our remaining current growth capital spending projection for 2014 is approximately $375.0 million to $475.0 million related to identified growth projects, including $40.0 million to $50.0 million related to our E2 investment. We expect to fund the growth capital expenditures from the proceeds of borrowing under the Partnership's and ENLC's respective bank credit facilities and from other debt and equity sources.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2014.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2014 is as follows (in millions):

	Payments Due by Period
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations*	$1,396.5	$18.5	$—	$—	$—	$—	$1,378.0
Partnership credit facility	160.0	—	—	—	—	—	160.0
Bank credit facility	95.0	—	—	—	—	—	95.0
Other long term debt obligation	23.6	—	—	23.1	0.5	—	—
Interest payable on fixed long-term debt obligations	953.7	33.8	64.2	64.2	64.2	64.2	663.1
Capital lease obligations	24.3	2.3	4.6	4.6	6.7	2.9	3.2
Operating lease obligations	54.3	6.2	12.0	9.2	5.3	5.9	15.7
Purchase obligations	20.2	20.2	—	—	—	—	—
Consulting agreement	3.0	3.0	—	—	—	—	—
Delivery contract obligation	89.6	9.0	17.9	17.9	17.9	17.9	9.0
Inactive easement commitment**	9.0	1.0	1.0	1.0	1.0	1.0	4.0
Uncertain tax position obligations	3.9	3.9	—	—	—	—	—
Total contractual obligations	$2,833.1	$97.9	$99.7	$120.0	$95.6	$91.9	$2,328.0
__________________________________________________
* Effective as of July 20, 2014 the Partnership redeemed approximately $18.5 million in aggregate principal of the 2022
Notes pursuant to the terms of the indenture governing such notes.
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

The interest payable under the Partnership's credit facility, the Company’s credit facility and other debt is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time. However, given the same borrowing amount and rates in effect at June 30, 2014 the cash obligation for interest expense on the Partnership's credit facility, the Company’s credit facility and other debt would be approximately $5.0 million, $1.8 million and $0.9 million per year, respectively, or approximately $2.5 million, $0.9 million and $0.5 million, respectively, for the remainder of 2014.

Indebtedness

As of June 30, 2014, long-term debt consisted of the following (in millions):

June 30, 2014
Partnership bank credit facility (due 2019), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at June 30, 2014 was 3.1%	$160.0
Company bank credit facility (due 2019), interest based on LIBOR plus an applicable margin, interest rate at June 30, 2014 was 1.9%	95.0
Senior unsecured notes (due 2019), net of discount of $2.8 million, which bear interest at the rate of 2.70%	397.2
Senior unsecured notes (due 2022), including a premium of $28.3 million, which bear interest at the rate of 7.125% (1)	224.9
Senior unsecured notes (due 2024), net of discount of $3.6 million, which bear interest at the rate of 4.40%	446.4
Senior unsecured notes (due 2044), net of discount of $3.3 million, which bear interest at the rate of 5.60%	346.7
Other debt	23.6
$1,693.8
Less: Current portion (1)	(18.5)
Debt classified as long-term	$1,675.3
 (1) On July 20, 2014, we redeemed $18.5 million aggregate principal amount of the 2022 Notes.

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
As of June 30, 2014, there was $95.0 million borrowed under the credit facility, leaving approximately $155.0 million available for future borrowing based on the borrowing capacity of $250.0 million.
Other Company Borrowings. On September 4, 2013, E2 Energy Services LLC ("E2 Services"), one of the Ohio services companies in which the Company invests, entered into a credit agreement with JPMorgan Chase Bank ("JPMorgan"). The maturity date of E2 Services' credit agreement is September 4, 2016. As of June 30, 2014, there was $23.2 million borrowed under E2 Services' credit agreement, leaving approximately $6.4 million available for future borrowing based on borrowing capacity of $30.0 million. On April 9, 2014, the credit agreement was amended to increase the borrowing capacity to $30.0 million. The interest rate under E2 Services' credit agreement is based on Prime plus an applicable margin. The effective interest rate as of June 30, 2014 was approximately 4.0%. Additionally, as of June 30, 2014, E2 Services had certain promissory notes outstanding related to its vehicle fleet in the amount of $0.5 million due in increments through July 2017. The notes bear interest at fixed rates ranging 3.9% to 7.0%. EMI and ENLC do not guarantee E2 Services' debt obligations.
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
As of June 30, 2014, there were $14.1 million in outstanding letters of credit and $160.0 million of outstanding borrowings under the Partnership’s bank credit facility, leaving approximately $825.9 million available for future borrowing based on the borrowing capacity of $1.0 billion. The Partnership credit facility will mature on the fifth anniversary of the initial funding date, which was March 7, 2014, unless the Partnership requests, and the requisite lenders agree, to extend it pursuant to its terms.
See Note 5 to the condensed consolidated financial statements titled “Long-Term Debt” for further details.
Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements that became effective during the six months ended June 30, 2014 and have determined that none would have a material impact to our Unaudited Condensed Consolidated Financial Statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of federal securities laws. Statements included in this report which are not historical facts are forward-looking statements. These statements can be identified by the use of forward-looking terminology including “forecast,” “may,” “believe,” “will,” “expect,” “anticipate,” “estimate,” “continue” or other similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Such statements reflect our current views with respect to future events based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to specific uncertainties discussed elsewhere in this Form 10-Q, the risk factors set forth in Part II, “Item 1A. Risk Factors” of this report may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.

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
Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements as summarized below. Approximately 85% of our processing margins are from fixed fee based contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at June 30, 2014 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by the Oil Price Information Service ("OPIS"). The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability) (In millions)

July 2014 - December 2016	Ethane	1,131	(MBbls)	Index	$0.2914/gal	$0.2
July 2014 - December 2016	Propane	1,331	(MBbls)	Index	$1.0291/gal	(1.7)
July 2014 - May 2015	Normal Butane	50	(MBbls)	Index	$1.2558/gal	(0.1)
July 2014 - May 2015	Natural Gasoline	36	(MBbls)	Index	$1.9930/gal	(0.3)
July 2014 - May 2015	Natural Gas	862	(MMBtu/d)	$4.3281/MMBtu*	Index	—
						$(1.9)
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
As of June 30, 2014, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value liability of $1.9 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $5.0 million in the net fair value of these contracts as of June 30, 2014.

Interest Rate Risk

The Company is exposed to interest rate risk on its variable rate bank credit facility. At June 30, 2014, we had $95.0 million in outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $1.0 million for the year.
The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At June 30, 2014, the Partnership had $160.0 million outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest by approximately $1.6 million per year. The Partnership is not exposed to changes in interest rates with respect to our senior unsecured notes due in 2019, 2022, 2024 or 2044, as these obligations are fixed rates. The estimated fair value of the Partnership's senior unsecured notes was approximately $1,476.2 million as of June 30, 2014, based on market prices of similar debt at June 30, 2014. Market risk is estimated as the potential decrease in fair value of the Partnership's long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $120.6 million decrease in fair value of the Partnership's senior unsecured notes at June 30, 2014.
 Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2014), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position or results of operations.

For a discussion of certain litigation and similar proceedings, please refer to Note 14, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements, which is incorporated by reference herein.

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 except as listed below. Such risk factors are incorporated herein by reference.
A failure in our computer systems or a cyber-attack on us, or third parties with whom we have a relationship, may adversely affect our ability to operate our business.

We are reliant on technology to conduct our businesses. Our business is dependent upon our operational and financial computer systems to process the data necessary to conduct almost all aspects of our business, including operating our pipelines, truck fleet and storage facilities, recording and reporting commercial and financial transactions and receiving and making payments. Any failure of our computer systems, or those of our customers, suppliers or others with whom we do business, could materially disrupt our ability to operate our business.

Unknown entities or groups have mounted so-called “cyber-attacks” on businesses to disable or disrupt computer systems, disrupt operations and steal funds or data. Any such cyber-attack that affects us or our customers, suppliers or others with whom we do business, could have a material adverse effect on our business, cause us to incur a material financial loss and/or damage our reputation.

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
Seventh Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP dated July 7, 2014 (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated July 7, 2014, filed with the Commission on July 7, 2014).

3.8	—	Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.7 to EnLink Midstream Partners, LP’s Registration Statement on Form S-1, file No. 333-97779).
3.9	—
Amendment to Certificate of Formation of Crosstex Energy GP, LLC (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, dated March 6, 2014, filed with the Commission on March 11, 2014).

3.10	—
Second Amended and Restated Limited Liability Company Agreement of EnLink Midstream GP, LLC, dated as of March 7, 2014 (incorporated by reference to Exhibit 3.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K, dated March 6, 2014, filed with the Commission on March 11, 2014).

3.11	—
Third Amended and Restated Limited Liability Company Agreement of EnLink Midstream GP, LLC, dated as of July 7, 2014 (incorporated by reference to Exhibit 3.2 to EnLink Midstream Partners, LP's Current Report on Form 8-K dated July 7, 2014, filed with the Commission on July 7, 2014).

3.12*	—	Certificate of Formation of New Public Rangers Manager, L.L.C.
3.13*	—	Certificate of Amendment to the Certificate of Formation of New Public Rangers Manager, L.L.C.
3.14*	—	First Amended and Restated Limited Liability Company Agreement of EnLink Midstream Manager, LLC
31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	—
The following financial information from EnLink Midstream, LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) Consolidated Statements of Changes in Members’ Equity for the six months ended June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) the Notes to Condensed Consolidated Financial Statements.

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

August 6, 2014