Form 10-K
period 2014-12-31
EnLink Midstream, LLC
filed 2015-02-20
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-36336
ENLINK MIDSTREAM, LLC
(Exact name of registrant as specified in its charter)

Delaware (State of organization)	46-4108528 (I.R.S. Employer Identification No.)
2501 CEDAR SPRINGS DALLAS, TEXAS (Address of principal executive offices)	75201 (Zip Code)
(Registrant's telephone number, including area code)
(214) 953-9500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited Liability Company Interests	The New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None.
Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the Common Units representing limited liability company interests held by non-affiliates of the registrant was approximately $1.9 billion on June 30, 2014, based on $41.66 per unit, the closing price of the Common Units as reported on The New York Stock Exchange on such date.
At February 11, 2015, there were 164,141,435 common units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

ENLINK MIDSTREAM, LLC
PART I
Item 1.    Business
General
EnLink Midstream, LLC (“ENLC” or the “Company”) is a Delaware limited liability company formed in October 2013. Effective as of March 7, 2014, EnLink Midstream, Inc. (“EMI”) merged with and into a wholly-owned subsidiary of the Company, and Acacia Natural Gas Corp I, Inc. (“New Acacia”), formerly a wholly-owned subsidiary of Devon Energy Corporation (“Devon”), merged with and into a wholly-owned subsidiary of the Company (collectively, the “mergers”). Pursuant to the mergers, each of EMI and New Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held. EMI owns common units representing an approximate 7% limited partner interest in EnLink Midstream Partners, LP (the “Partnership”) as of December 31, 2014 and also owns EnLink Midstream Partners GP, LLC (the “General Partner”). New Acacia directly owns a 50% limited partner interest in EnLink Midstream Holdings, LP (“Midstream Holdings”) as of December 31, 2014, which was a wholly-owned subsidiary of Devon.
Concurrently with the consummation of the mergers, a wholly-owned subsidiary of the Partnership acquired the remaining 50% of the outstanding limited partner interest in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC, the general partner of Midstream Holdings (together with the mergers, the “business combination”).
On February 17, 2015, Acacia contributed a 25% interest in Midstream Holdings to the Partnership in exchange for 31.6 million Class D Common Units in the Partnership.
The Company’s common units are traded on the New York Stock Exchange (“NYSE”) under the symbol “ENLC.” Our executive offices are located at 2501 Cedar Springs Rd., Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.enlink.com. In the “Investors” section of our website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our website are available free of charge.
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
ENLINK MIDSTREAM, LLC
Our assets consist of equity interests in the Partnership and Midstream Holdings. The Partnership is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. Midstream Holdings is a partnership held by us and the Partnership engaged in the gathering, transmission and processing of natural gas. Our interests in the Partnership and Midstream Holdings consist of the following:

•	17,431,152 common units representing an aggregate 7% limited partner interest in the Partnership as of December 31, 2014;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.7% general partner interest as of December 31, 2014 and all of the incentive distribution rights in the Partnership; and

•	50.0% limited partner interest in Midstream Holdings as of December 31, 2014 and 25% limited partner interest in Midstream Holdings as of February 17, 2015.
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
We intend to pay distributions to our unitholders on a quarterly basis equal to the cash we receive, if any, from distributions from the Partnership and Midstream Holdings, less reserves for expenses, future distributions and other uses of cash, including:

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
Our ability to pay distributions is limited by the Delaware Limited Liability Company Act, which provides that a limited liability company may not pay distributions if, after giving effect to the distribution, the company’s liabilities would exceed the fair value of its assets. While our ownership of equity interests in the General Partner, the Partnership and Midstream Holdings are included in our calculation of net assets, the value of these assets may decline to a level where our liabilities would exceed the fair value of our assets if we were to pay distributions, thus prohibiting us from paying distributions under Delaware law.
ENLINK MIDSTREAM PARTNERS, LP
EnLink Midstream Partners, LP is a publicly traded Delaware limited partnership formed in 2002. The Partnership’s common units are traded on the NYSE under the symbol “ENLK.” The Partnership’s business activities are conducted through its subsidiary, EnLink Midstream Operating, LP, a Delaware limited partnership (the “Operating Partnership”), and the subsidiaries of the Operating Partnership. The Partnership’s executive offices are located at 2501 Cedar Springs Rd., Dallas, Texas 75201, and its telephone number is (214) 953-9500. The Partnership’s Internet address is www.enlink.com. The Partnership posts the following filings in the “Investors” section of its website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: the Partnership’s annual reports on Form 10-K; the Partnership’s quarterly reports on Form 10-Q; the Partnership’s current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on the Partnership’s website are available free of charge.
EnLink Midstream GP, LLC, a Delaware limited liability company and our wholly-owned subsidiary, is the Partnership’s general partner. The General Partner manages the Partnership’s operations and activities.
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

The following diagram depicts the organization and ownership of the Company and its subsidiaries as of December 31, 2014:

Definitions
The following terms as defined generally are used in the energy industry and in this document:
/d = per day

Bbls = barrels
Bboe = billion Boe
Bcf = billion cubic feet
Boe = six Mcf of gas per Bbl of oil
Btu = British thermal units
CO2= Carbon dioxide
CPI= Consumer Price Index
Gal=gallon
Mcf = thousand cubic feet
MMBtu = million British thermal units
MMcf = million cubic feet
NGL = natural gas liquid and natural gas liquids
Capacity volumes at the Partnership’s and Midstream Holdings’ facilities are measured based on physical volume and stated in cubic feet (“Bcf”, “Mcf” or “MMcf”). Throughput volumes are measured based on energy content and stated in British thermal units (“Btu” or “MMBtu”). A volume capacity of 100 MMcf generally correlates to volume capacity of 100,000 MMBtu. Fractionated volumes are measured based on physical volumes and stated in gallons. Crude oil, condensate and brine services volumes are measured based on physical volume and stated in barrels (“Bbls”).
Our Operations
The Midstream Entities primarily focus on providing midstream energy services, including gathering, transmission, processing, fractionation, brine services and marketing, to producers of natural gas, NGLs, crude oil and condensate. Our midstream energy asset network includes approximately 8,800 miles of pipelines, 13 natural gas processing plants, seven fractionators, 3.1 million barrels of NGL cavern storage, 11.0 Bcf of natural gas storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. The Midstream Entities' operations are based in the United States and their sales are derived from external domestic customers.
The Midstream Entities' connect the wells of natural gas producers in their market areas to their gathering systems, process natural gas for the removal of NGLs, fractionate NGLs into purity products and market those products for a fee, transport natural gas and ultimately provide natural gas to a variety of markets. The Midstream Entities' purchase natural gas from natural gas producers and other supply sources and sell that natural gas to utilities, industrial consumers, other marketers and pipelines. The Midstream Entities' operate processing plants that process gas transported to the plants by major interstate pipelines or from their own gathering systems under a variety of fee-based arrangements. The Midstream Entities' provide a variety of crude oil and condensate services, which include crude oil and condensate gathering via pipelines, barges, rail and trucks, condensate stabilization and brine disposal. The Midstream Entities' also have crude oil and condensate terminal facilities in south Louisiana that provide access for crude oil and condensate producers to the premium markets in this area. The Midstream Entities' gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Midstream Entities' transmission pipelines primarily receive natural gas from their gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Midstream Entities' also have transmission lines that transport NGLs from east Texas and from their south Louisiana processing plants to their fractionators in south Louisiana. Additionally, the Midstream Entities' own an economic interest in an NGL fractionator located at Mont Belvieu, Texas that receives raw mix NGLs from customers, fractionates such raw mix and redelivers the finished products to the customers for a fee. Devon is one of the largest customers of this fractionator. The Midstream Entities' crude oil and condensate gathering and transmission systems consist of trucking facilities, pipelines, rail and barge facilities that, in exchange for a fee, transport oil from a producer site to an end user. The Midstream Entities' processing plants remove NGLs and CO2 from a natural gas stream and their fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.
Our assets are comprised of systems and other assets owned by Midstream Holdings, in which we currently hold a 25% interest and in which the Partnership holds the remaining 75% interest, as well as systems and other assets in which the Partnership holds an interest through its wholly-owned subsidiaries, and are located in four primary regions:

•
Texas. The Partnership's Texas assets consist of transmission pipelines with a capacity of approximately 1.3 Bcf/d, processing facilities with a total processing capacity of approximately 1.2 Bcf/d and gathering systems with total capacity of approximately 2.8 Bcf/d.

•
Oklahoma. Midstream Holdings' Oklahoma assets consist of processing facilities with a total processing capacity of approximately 550 MMcf/d and gathering systems with total capacity of approximately 605 MMcf/d.

•
Louisiana. The Partnership’s Louisiana assets consist of transmission pipelines with a capacity of approximately 3.5 Bcf/d, processing facilities with a total processing capacity of approximately 1.7 Bcf/d and gathering systems with total capacity of approximately 510 MMcf/d.

•
Ohio River Valley. The Partnership’s Ohio River Valley (“ORV”) operations are an integrated network of assets comprised of a 5,000-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot operation crude oil and condensate rail loading terminal on the Ohio Central Railroad network and approximately 200 miles of crude oil and condensate pipelines in Ohio and West Virginia. The assets also include 500,000 barrels of above ground storage and a trucking fleet of approximately 100 vehicles comprised of both semi and straight trucks. The Partnership has eight existing brine disposal wells with an injection capacity of approximately 5,000 Bbls/d. Additionally, the Partnership's ORV operations include five condensate stabilization and natural gas compression stations, including two stations under construction, with combined capacities of 19,000 Bbls/d of condensate stabilization and 580 MMcf/d of natural gas compression.

About Devon
Devon (NYSE: DVN) is a leading independent energy company engaged primarily in the exploration, development and production of crude oil, natural gas and NGLs. Devon’s operations are concentrated in various onshore areas in the U.S. and Canada. Please see Devon’s Annual Report on Form 10-K for the year ended December 31, 2014 for additional information concerning Devon’s business.
Our Business Strategies
Our primary business objective is to increase our cash available for distributions to our unitholders over time. We intend to accomplish this objective by having the Partnership and Midstream Holdings execute the following strategies:

•
Organic Growth: pursue opportunities around the Midstream Entities’ existing footprint. The Midstream Entities expect to grow certain of their systems organically over time by meeting Devon’s and their other customers’ midstream service needs that result from their drilling activity in the Midstream Entities’ areas of operation. The Midstream Entities continually evaluate whether to pursue economically attractive organic expansion opportunities in existing or new areas of operation that allow the Midstream Entities to leverage their existing infrastructure, operating expertise and customer relationships by constructing and expanding systems to meet new or increased demand for the Midstream Entities’ services.

•
Growing with Devon: The Midstream Entities expect their relationship with Devon will continue to provide them with significant business opportunities. Devon is a leading North American E&P company with a focus on five core growth areas: Eagle Ford, Permian Basin, Anadarko Basin, Canadian oil sands and the Barnett Shale.

•
Dropdowns: maximize opportunities provided by Devon’s sponsorship and assets held by the Company. The Midstream Entities plan to execute their growth in part through pursuing accretive dropdown opportunities from Devon and the Company. On February 17, 2015, the Partnership purchased a 25% interest in Midstream Holdings from us, increasing its ownership in Midstream Holdings to 75%, and we expect to give the Partnership the opportunity over time to purchase the remaining interest in Midstream Holdings held by us. ENLC and Devon are parties to a first offer agreement pursuant to which ENLC has a right of first offer with respect to Devon’s 50% interest in the Access Pipeline (the “First Offer Agreement”). The Partnership is party to a preferential rights agreement with us and our wholly-owned subsidiary pursuant to which we granted the Partnership a right of first refusal, for a period of 10 years, with respect to Devon’s 50% interest in the Access Pipeline transportation system, to the extent in the future we obtain such interest pursuant to a first offer agreement between Devon and us. In addition, if ENLC has the opportunity to exercise its right of first offer for Devon’s interest in the Access Pipeline pursuant to the First Offer Agreement, but determines not to exercise such right, ENLC is required to assign such right to the Midstream Entities. Though there is no contractual obligation, the Midstream Entities anticipate being given the opportunity to purchase the Victoria Express Pipeline from Devon in the future. The Midstream Entities also believe there will continue to be significant opportunities as Devon continues to develop its oil and gas production. However, the Midstream Entities cannot be certain that these opportunities will be made available to them, or that they will choose to pursue any such opportunity.

•
Acquisitions: pursue strategic and accretive acquisitions. The Midstream Entities pursue strategic and accretive acquisition opportunities within the midstream energy industry, both in new and existing lines of business, and geographic areas of operation.

•
Strong Balance Sheet: maintain an investment grade quality financial profile. The Midstream Entities intend to maintain appropriate leverage and other key financial metrics in line with other partnerships in the Midstream Entities’

sector that have received investment grade credit ratings. By maintaining an investment grade quality financial profile, the Midstream Entities believe that they will be able to pursue strategic acquisitions and large growth projects at a lower cost of capital, which enhances their competitiveness.
Our Competitive Strengths
We believe that the Partnership and Midstream Holdings are well-positioned to execute their business strategies and to achieve their business objectives due to the following competitive strengths:

•
Devon’s sponsorship. The Midstream Entities expect their relationship with Devon will continue to provide them with significant business opportunities. Devon is one of the largest independent oil and gas producers in North America. Devon has a significant interest in promoting the success of the Midstream Entities’ business, due to its approximate 70% ownership interest in us and approximate 49% ownership interest in the Partnership.

•
Strategically-located assets. The Midstream Entities' assets are strategically located in strategic producing regions with the potential for increasing throughput volume and cash flow generation. The Midstream Entities' assets are in areas consistent with Devon's strategic focus. The Midstream Entities' asset portfolio includes gathering, transmission, fractionation, processing and stabilization systems that are located in areas in which producer activity is focused on crude oil, condensate and NGLs as well as natural gas. The Midstream Entities have developed or are in the process of developing platforms in these areas through organic development and acquisitions.

•
Stable cash flows. Approximately 95% of the Midstream Entities’ combined cash flows were derived from fee-based services with no direct commodity exposure during 2014. Midstream Holdings has entered into 10-year, fixed-fee gathering and processing agreements with a subsidiary of Devon pursuant to which Midstream Holdings or its subsidiary will provide gathering, treating, compression, dehydration, stabilization, processing and fractionation services, as applicable, for natural gas delivered by Devon to Midstream Holdings’ gathering and processing systems in the Barnett and Cana-Woodford Shales. These agreements provide Midstream Holdings with dedication of all of the natural gas owned or controlled by Devon and produced from or attributable to existing and future wells located on certain oil, natural gas and mineral leases covering lands within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by Devon. These agreements also include five-year minimum volume commitments and annual rate escalators. Please read “—Midstream Holdings’ Contractual Relationship with Devon.” The Midstream Entities will continue to focus on contract structures that reduce volatility and support long-term stability of cash flows.

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

•
Experienced management team. The Midstream Entities believe their management team has a proven track record of creating value through the development, acquisition, optimization and integration of midstream assets. The Midstream Entities’ management team has an average of over 20 years of experience in the energy industry. The Midstream Entities believe this team provides them with a strong foundation for evaluating growth opportunities and operating their assets in a safe, reliable and efficient manner.

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
Midstream Holdings' Contractual Relationship with Devon
Upon the consummation of the business combination, Midstream Holdings entered into a 10-year transportation contract with Devon for the Acacia transmission system as well as the following additional fee-based agreements with Devon:

	Contract Term	Minimum Gathering Volume Commitment	Minimum Processing Volume Commitment	Minimum Volume Commitment Term	Annual Rate
Contract	(Years)	(MMcf/d)	(MMcf/d)	(Years)	Escalators
Bridgeport gathering and processing contract (1)	10	850	650	5	CPI
East Johnson County gathering contract	10	125	—	5	CPI
Northridge gathering and processing contract (2)	10	40	40	5	CPI
Cana gathering and processing contract	10	330	330	5	CPI

(1)	The Bridgeport gathering and processing contract includes volume commitments to the Bridgeport processing facility as well as the Bridgeport gathering systems.
(2)
On December 1, 2014, Devon Gas Services (“Gas Services”) assigned its 10-year gathering and processing agreement to Linn Exchange Properties, LLC (“Linn Energy”), which is a subsidiary of Linn Energy, LLC, in connection with Gas Services' divestiture of certain of its southeastern Oklahoma assets. Accordingly, on December 1, 2014, Linn Energy assumed all of Gas Services' obligations under the agreement, which remains in full force and effect. This agreement relates to production dedicated to our Northridge assets in southeastern Oklahoma.

Recent Growth Developments
Organic Growth
Ohio River Valley Condensate Pipeline and Condensate Stabilization Facilities. In August 2014, the Partnership announced plans to construct a new 45-mile, eight-inch condensate pipeline and six natural gas compression and condensate stabilization facilities that will service major producer customers in the Utica Shale, including Eclipse Resources. As a component of the project, the Partnership has entered into a long-term, fee-based agreement under which Eclipse Resources will receive compression and stabilization services and has agreed to sell stabilized condensate to the Partnership.
The new-build stabilized condensate pipeline will connect to the Partnership's existing 200-mile pipeline in the ORV, providing producer customers in the region access to premium market outlets through the Partnership's barge facility on the Ohio River and rail terminal in Ohio. The pipeline, which is expected to be complete in the second half of 2015, is expected to have an initial capacity of approximately 50,000 Bbls/d with potential to expand.
The Partnership will also build and operate six natural gas compression and condensate stabilization facilities in Noble, Belmont, and Guernsey counties in Ohio. Upon completion, the facilities will have a combined capacity of approximately 560 MMcf/d of natural gas compression and approximately 41,500 Bbls/d of condensate stabilization. The first two compression and condensate stabilization facilities began operations during the fourth quarter of 2014 and the remaining four facilities are expected to be operational by the end of 2015.
In support of the project, the Partnership plans to leverage and expand its existing midstream assets in the region, including increasing condensate storage capacity and handling capabilities at its barge terminal on the Ohio River. The Partnership will add approximately 130,000 barrels of above ground storage, bringing its total storage capacity at the barge facility to over 360,000 barrels.
Marathon Petroleum Joint Venture. The Partnership has entered into a series of agreements with MPL Investment LLC, a subsidiary of Marathon Petroleum Corporation (“Marathon Petroleum”), to create a 50/50 joint venture named Ascension Pipeline Company, LLC. This joint venture will build a new 30-mile NGL pipeline connecting the Partnership’s existing Riverside fractionation and terminal complex to Marathon Petroleum’s Garyville refinery located on the Mississippi River. The bolt-on project to the Partnership’s Cajun-Sibon NGL system is supported by long-term, fee-based contracts with Marathon Petroleum. Under the arrangement, the Partnership will serve as the construction manager and operator of the pipeline project, which is expected to be operational in the first half of 2017.
Cajun-Sibon Phases I and II. In Louisiana, the Partnership has transformed its business that historically has been focused on processing offshore natural gas to a business that is now focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs. The Louisiana petrochemical market historically has relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure. Cajun-Sibon Phases I and II now work to bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.

The pipeline expansion and the Eunice fractionation expansion under Phase I were completed and commenced operation in November 2013. Phase II of the Cajun-Sibon expansion, which was completed and commenced operation in September 2014, increased the Cajun-Sibon pipeline capacity by an additional 50,000 Bbls/d to approximately 130,000 Bbls/d and added a new 100,000 Bbl/d fractionator at the Partnership's Plaquemine gas processing complex. The throughput of the pipeline averaged 109,900 Bbls/d during the fourth quarter of 2014. The Partnership's fractionators in south Louisiana averaged approximately 98,300 Bbls/d during the fourth quarter of 2014.
The Partnership believes the Cajun-Sibon project represents a tremendous growth step by leveraging its Louisiana assets and also by creating a significant platform for continued growth of the Partnership's NGL business. The Partnership believes this project, along with existing assets, will provide a number of additional opportunities to grow this business, including expanding market optionality and connectivity, upgrading products, expanding rail imports, exporting NGLs and expanding fractionation and product storage capacity.
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
Bearkat is strategically located near the Partnership's existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant has an initial capacity of 60 MMcf/d, increasing the Partnership’s total operational processing capacity in the Permian to approximately 115 MMcf/d. The Partnership also completed construction of a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan counties.
During 2014, the Partnership constructed a new 35-mile, 12-inch diameter high-pressure pipeline to provide critical gathering capacity for the Bearkat natural gas processing complex. The pipeline has an initial capacity of approximately 100 MMcf/d and provides gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. The pipeline commenced operation in the fourth quarter of 2014.
Growing with Devon
West Texas Expansion. The Partnership is expanding its natural gas gathering and processing system in the Permian Basin by constructing a new natural gas processing plant and expanding the Partnership's rich gas gathering system. The new 120 MMcf/d gas processing plant will be strategically located on the north end of the Partnership's existing midstream assets and will offer additional gas processing capabilities to producer customers in the region, including Devon. Due to the impact from the current commodity environment and a shift in producers’ drilling expectations, we are delaying construction on the processing plant until late 2015. Upon completion, the Partnership's total operated processing capacity in the region will be approximately 240 MMcf/d.
As a part of the expansion, the Partnership is a party to a long-term, fee-based agreement with Devon Energy to provide gathering and processing services for over 18,000 acres under development in Martin County. The Partnership constructed multiple low pressure gathering pipelines and a new 23-mile, 12-inch high pressure gathering pipeline that will tie into the Bearkat natural gas gathering system. The new pipelines commenced operation in January of 2015.
Drop Downs
Midstream Holdings Drop Down. On February 17, 2015, Acacia, a wholly-owned subsidiary of ENLC, sold a 25% limited partner interest in Midstream Holdings (the “Transferred Interest”) to the Partnership in a drop down transaction (the “EMH Drop Down”). As consideration for the Transferred Interest, the Acacia received 31.6 million Class D Common Units in the Partnership. After giving effect to the EMH Drop-Down, the Partnership indirectly owns a 75% limited partner interest in Midstream Holdings, with Acacia owning the remaining 25% limited partner interest in Midstream Holdings.
E2 Investment. On October 10, 2014, we purchased 100% of Class A units and 50% of Class B Units of E2 Appalachian Compression, LLC owned by E2 management for $7.0 million and $5.5 million, respectively. E2 constructed three natural gas compressor stations and condensate stabilization facilities located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio.
E2 Drop Down. On October 22, 2014, EMI, a wholly-owned subsidiary of ENLC, sold 100% of the Class A Units and 50% of the Class B Units (collectively, the “E2 Appalachian Units”) in E2 Appalachian Compression, LLC (“E2 Appalachian”), and 93.7% of the Class A Units (the “Energy Services Units” and, together with the E2 Appalachian Units, the “Purchased Units”) in E2 Energy Services, LLC (“Energy Services” and together with E2 Appalachian “E2”), to the Partnership. The total consideration paid by the Partnership to EMI for the Purchased Units included (i) $13.0 million in cash for the Energy Services Units and (ii) $150.0 million in cash and 1,016,322 common units representing limited partner interests in the Partnership for the E2 Appalachian Units. The remaining 50% of the Class B Units in E2 Appalachian are owned by members of the E2 Appalachian management team and are designed to provide such management team members with equity incentives.
Acquisitions
Coronado Midstream. On February 1, 2015, the Partnership entered into an agreement with Reliance Midstream, LLC, a Texas limited liability company (“Reliance”), Windsor Midstream LLC, a Delaware limited liability company (“Windsor”), Wallace Family Partnership, LP, a Texas limited partnership (“Wallace”), and Ted Collins, Jr., an individual residing in Midland, Texas (“Collins” and, collectively with Reliance, Windsor and Wallace, the “Sellers,” and each, a “Seller”), and Reliance, in its capacity as representative of the Sellers, to acquire all of the equity interests in Coronado Midstream Holdings LLC, the parent company of Coronado Midstream LLC (“Coronado”), which owns natural gas gathering and processing facilities in the Permian Basin, for approximately $600.0 million in cash and equity, subject to certain adjustments. Coronado operates three cryogenic gas processing plants and a gas gathering system in the North Midland Basin including approximately 270 miles of gathering pipelines, 175 MMcf/d of processing capacity and 35,000 horsepower of compression. The Coronado system is underpinned by long-term contracts, which include the dedication of production from over 190,000 acres.
LPC Crude Oil Marketing. On January 31, 2015, the Partnership, through one of its wholly owned subsidiaries, acquired LPC Crude Oil Marketing LLC (“LPC”), which has crude oil gathering, transportation and marketing operations in the Permian Basin, for approximately $100.0 million. LPC is an integrated crude oil logistics service provider with operations throughout the Permian Basin. LPC's integrated logistics services are supported by 41 tractor trailers, 13 pipeline injection stations and 67 miles of crude oil gathering pipeline.
Natural Gas Pipeline Assets. On November 1, 2014, the Partnership acquired from affiliates of Chevron Corporation certain Gulf Coast natural gas pipeline assets predominantly located in southern Louisiana, for $234.0 million, subject to certain adjustments. These natural gas pipeline assets include the following:

•	Bridgeline System: approximately 990 miles of natural gas pipelines in southern Louisiana with a total system capacity of approximately 900 MMcf/d;

•	Sabine Pipeline: approximately 130 miles of natural gas pipelines in Texas and southern Louisiana with a total capacity of approximately 300 MMcf/d;

•	Chandeleur System: approximately 215 miles of offshore Mississippi and Alabama pipelines with a total capacity of approximately 300 MMcf/d;

•
Storage Assets: three caverns located in southern Louisiana with a combined working capacity of approximately 11.0 Bcf of natural gas, including two near Sorrento, LA with a capacity of approximately 4.0 Bcf and one inactive cavern near Napoleonville, LA with a capacity of approximately 7.0 Bcf; and

•
Henry Hub: ownership and management of the title tracking services offered at the Henry Hub, the delivery location for the New York Mercantile Exchange (the “NYMEX”) natural gas futures contracts. Henry Hub is connected to 13 major interstate and intrastate natural gas pipeline and storage systems.

Our Assets
The Midstream Entities' assets consist of gathering systems, transmission pipelines, processing facilities, fractionation facilities, stabilization facilities, storage facilities and ancillary assets. The following tables provide information about our assets as of and for the year ended December 31, 2014:

			Year Ended December 31, 2014
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (1) (HP)	Estimated Capacity (MMcf/d)		Average Throughput (Thousands of MMBtu/d)
Texas Assets:
Partnership Assets ^	895	131,834	1,715		958,300
Midstream Holdings Assets*	3,267	262,000	2,330		1,999,600
Oklahoma Assets:
Cana System*	340	87,499	530		414,000
Northridge System*	140	17,895	75		57,000
Louisiana Assets:
LIG System^ (2)	3,320	78,648	3,975		615,000
South Louisiana Assets^	600	—	—	(3)	—	(4)
Total	8,562	577,876	8,625		4,043,900

^	Assets wholly-owned by the Partnership.
*	Assets owned by Midstream Holdings, in which the Partnership held a 50% interest as of December 31, 2014 and a 75% interest as of February 17, 2015.
(1)	Includes power generation units.
(2)	Includes natural gas pipelines acquired from Chevron Corporation on November 1, 2014. Average throughput volumes reflect throughput for the period from November 1, 2014 through December 31, 2014.
(3)	The Partnership's South Louisiana assets also have estimated capacity for liquid pipeline transportation of 130 MBbls/d.
(4)
The Partnership's South Louisiana Cajun-Sibon liquids pipeline, including the Cajun-Sibon II expansion which commenced operations in late September 2014, had an average throughput of 72,900 Bbls/d for the year ended December 31, 2014.

		Year Ended December 31, 2014
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMBtu/d)
Texas Assets
Partnership Assets^	369	357,100
Midstream Holdings Assets*	790	788,700
Oklahoma Assets
Cana System*	350	368,400
Northridge System*	200	73,400
Louisiana Assets
LIG Assets^	335	193,400
South Louisiana Assets^	1,375	354,000
Total	3,419	2,135,000

^	Assets wholly-owned by the Partnership.
*	Assets owned by Midstream Holdings, in which the Partnership held a 50% interest as of December 31, 2014 and a 75% interest as of February 17, 2015.

Fractionation Facilities	Estimated NGL Fractionation Capacity (MBbls/d)	Average Throughput (MBbls/d)
Texas Assets
Partnership Assets^	15	—	(2)
Midstream Holdings Assets*	15	—	(2)
Louisiana Assets
LIG Assets^	11	5
South Louisiana Assets^	183	116
Gulf Coast Fractionators (1)	56	44
Total	280	165

^	Assets wholly-owned by the Partnership.
*	Assets owned by Midstream Holdings, in which the Partnership held a 50% interest as of December 31, 2014 and a 75% interest as of February 17, 2015.
(1)	Volumes are shown net of Midstream Holdings’ net contractual right to the burdens and benefits of a 38.75% economic interest in Gulf Coast Fractionators held by Devon.
(2)
The Partnership is in the process of connecting its Texas fractionation facility to its Deadwood processing plant in the Permian Basin and the Midstream Holdings fractionation facility is connected to its Bridgeport processing plant. These fractionation facilities will provide operational flexibility for the related processing plants, but are not the primary fractionation facilities for the NGLs produced by the processing plants. Under the Partnership’s current contracts, it does not earn fractionation fees for operating these fractionation facilities so throughput volumes through these facilities are not captured on a routine basis and are not significant to its operating margins.

Texas Assets. The Midstream Entities' Texas assets consist of systems and other assets owned by Midstream Holdings, in which we own a 25% interest as of February 17, 2015 and in which the Partnership holds the remaining 75% interest, as well as systems and other assets in which the Partnership holds an interest through its wholly-owned subsidiaries. These assets include transmission pipelines with a capacity of approximately 1.3 Bcf/d, processing facilities with a total processing capacity of approximately 1.2 Bcf/d and gathering systems with total capacity of approximately 2.8 Bcf/d.

•
Transmission Systems. The Midstream Entities' transmission systems in Texas include approximately 260 miles of pipeline with an aggregate capacity of approximately 1.3 Bcf/d and consist of the following:

•
North Texas Pipeline. The Partnership’s North Texas Pipeline (“NTPL”) is a 140-mile pipeline extending from an area near Fort Worth, Texas to a point near Paris, Texas and connects production from the Barnett Shale to markets in north Texas accessed by the Natural Gas Pipeline Company of America, LLC, Kinder Morgan, Inc., Houston Pipeline Company, L.P., Atmos Energy Corporation and Gulf Crossing Pipeline Company, LLC. The NTPL has approximately 375 MMcf/d of capacity and 18,960 horsepower of compression and, for the period March 7, 2014 through December 31, 2014, the average throughput on the NTPL was approximately 338,000 MMBtu/d.

•
Acacia transmission system. The Acacia transmission system, which is owned by Midstream Holdings, is a 120-mile pipeline that connects production from the Barnett Shale to markets in north Texas accessed by Atmos Energy, Brazos Electric, Enbridge Energy Partners, Energy Transfer Partners, Enterprise Product Partners and GDF Suez. The Acacia transmission system has approximately 920 MMcf/d of capacity and 17,000 horsepower of compression and, for the year ended December 31, 2014, average throughput was approximately 733,900 MMBtu/d. Devon is the Acacia transmission system’s only customer and has entered into a 10-year fixed-fee transportation agreement that covers transmission services on the Acacia transmission pipeline and includes annual rate escalators.

•
Processing and Fractionation Facilities. The Midstream Entities' processing facilities in Texas include six gas processing plants with total processing throughput that averaged 1,145,749 MMBtu/d for the year ended December 31, 2014 and our 38.75% interest in GCF and consist of the following:

•
Bridgeport processing facility. The Bridgeport natural gas processing facility, located in Wise County, Texas, approximately 40 miles northwest of Fort Worth, Texas, is owned by Midstream Holdings and is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants that have a total of 790 MMcf/d of processing capacity and 15 MBbls/d of NGL fractionation capacity, respectively. For the year ended December 31, 2014, throughput volumes at the Bridgeport processing facility averaged 788,700 MMBtu/d of natural gas. Devon is the Bridgeport facility’s largest customer with approximately 717,700 MMBtu/d of natural gas processed for the year ended December 31, 2014, which represented approximately 91% of the total volumes processed at the facility during such period. In March 2014, Devon and Midstream Holdings entered into a 10-year, fixed-fee processing agreement pursuant to which Midstream Holdings provides processing services for natural gas delivered by Devon to the Bridgeport processing facility. This contractual arrangement includes a five-year minimum volume commitment from Devon of 650 MMcf/d of natural gas delivered to the Bridgeport processing facility as well as annual rate escalators.

•
Silver Creek processing complex. The Partnership’s Silver Creek processing complex, located in Weatherford, Azle and Fort Worth, Texas, includes three processing plants. The Partnership’s Silver Creek plants have a total of 280 MMcf/d of processing capacity, with the Azle Plant, Silver Creek Plant and Goforth Plant accounting for 50 MMcf/d, 200 MMcf/d and 30 MMCf/d of processing capacity, respectively. For the period March 7, 2014 through December 31, 2014, throughput volumes at the Silver Creek processing facility averaged 283,600 MMBtu/d of natural gas.

•
Permian Basin assets. The Partnership’s Permian Basin assets consist of its Deadwood natural gas processing plant, its Bearkat natural gas processing plant and gathering facilities, and its Mesquite Terminal fractionator. The Partnership has a 50% undivided working interest in the Deadwood processing facility which is located in Glasscock County, Texas. The Deadwood plant is supported by acreage dedication from a major producer in the Permian Basin. The Deadwood processing facility has a total capacity of 58 MMcf/d and total processing throughput that averaged 71,000 MMBtu/d for the period March 7, 2014 through December 31, 2014. The Mesquite Terminal, which has 15,000 BBls/d of fractionation capacity, is located in Midland County and serves as a terminal for third-party raw-make NGLs. The Partnership is also transloading crude oil and condensate at this facility. The Bearkat facility came online in the third quarter of 2014 and consists of a natural gas processing plant with condensate stabilization. The Bearkat plant has a total capacity of 60MMcf/d, and is supplied from approximately 90 miles of high pressure gathering pipelines and 6 compressor stations. The high pressure gathering system has a capacity of approximately 240 MMcf/d. The Bearkat plant averaged 3,000 MMBtu/d for December 2014, which was the first full month of operations.

•
Gulf Coast Fractionators. Midstream Holdings is entitled to receive the economic benefits and burdens of the 38.75% interest in Gulf Coast Fractionators held by Devon, with the remaining interests owned 22.50% by Phillips 66 and 38.75% by Targa Resources Partners. Gulf Coast Fractionators owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. Phillips 66 is the operator of the fractionator. Gulf Coast Fractionators receives raw mix NGLs from customers, fractionates the raw mix and redelivers the finished products to the customers for a fee. The facility has a capacity of approximately 145 MBbls/d. The plant fractionated 44,000 Bbls/d of liquids during 2014.

•
Gathering Systems. The Midstream Entities' gathering systems in Texas include approximately 3,902 miles of pipeline with total throughput of approximately 1,866,000 MMBtu/d for the year ended December 31, 2014 and consist of the following:

•
Bridgeport rich gathering system. This rich natural gas gathering system, which is owned by Midstream Holdings, consists of approximately 1,922 miles of pipeline segments with approximately 145,000 horsepower of compression. A substantial majority of the natural gas gathered on the system is delivered to the Bridgeport processing facility. For the year ended December 31, 2014, throughput volumes on the Bridgeport rich gathering system averaged 826,300 MMBtu/d of natural gas. Devon is the largest customer on the Bridgeport rich gathering system with approximately 751,900 MMBtu/d of natural gas gathered for the year ended December 31, 2014, which represented approximately 91% of the total throughput on the system during such period. As described above, Devon and Midstream Holdings have entered into a 10-year, fixed-fee gathering agreement pursuant to which Midstream Holdings provides gathering services on the Bridgeport system, which includes a five-year minimum volume commitment from Devon of a combined 850 MMcf/d of natural gas delivered for gathering into the Bridgeport rich and Bridgeport lean gathering systems.

•
Bridgeport lean gathering system. This lean natural gas gathering system, which is owned by Midstream Holdings, consists of approximately 935 miles of pipeline segments with approximately 59,000 horsepower of compression. Natural gas gathered on this system is delivered to the Acacia transmission system and intrastate pipelines without processing. For the year ended December 31, 2014, throughput volumes on the Bridgeport lean gathering system averaged 245,900 MMBtu/d of natural gas. Devon is the largest customer on the Bridgeport lean gathering system with approximately 228,700 MMBtu/d of natural gas gathered for the year ended December 31, 2014, which represented approximately 93% of the total throughput on the system during such period. As described above, Devon and Midstream Holdings have entered into a 10-year, fixed-fee gathering and processing agreement that covers gathering services on the Bridgeport system.

•
East Johnson County gathering system. This natural gas gathering system, which is owned by Midstream Holdings, consists of approximately 290 miles of pipeline segments. Natural gas gathered on this system is delivered to intrastate pipelines without processing. For the year ended December 31, 2014, throughput volumes on the East Johnson County gathering system averaged 193,500 MMBtu/d of natural gas. Devon is the largest customer on the East Johnson County gathering system with approximately 181,900 MMBtu/d of natural gas gathered for the year ended December 31, 2014, which represented approximately 94% of the total throughput on the system during such period. In March 2014, Devon and Midstream Holdings entered into a 10-year, fixed-fee gathering agreement pursuant to which Midstream Holdings provides gathering services on the East Johnson County gathering system, which includes a five-year minimum volume commitment from Devon of 125 MMcf/d of natural gas delivered for gathering into the East Johnson County gathering system as well as annual rate escalators.

•
Silver Creek gathering systems. The Partnership’s Silver Creek gathering system includes two gathering systems. The Partnership’s north Texas gathering system, which we refer to as NTG, consists of approximately 690 miles of gathering lines with approximately 112,900 horsepower of compression and had an average throughput of approximately 608,700 MMBtu/d for the period March 7, 2014 through December 31, 2014. The Denton system consists of approximately 35 miles of gathering lines and had an average throughput of approximately 11,600 MMBtu/d for the period March 7, 2014 through December 31, 2014.

•
Howard Energy Partners (“HEP”). HEP owns and operates over 500 miles of pipeline and a 200 MMcf/d processing plant, serving production from the Eagle Ford, Escondido, Olmos, Pearsall and other formations in south Texas and pursues a growth strategy focused on the needs of south Texas producers. HEP’s system has 145 MMcf/d of amine treating capacity and more than 9,000 horsepower of compression. In addition, HEP has a 10 MBbls/d stabilizer in Live Oak County and a 220 MBbls/d liquids storage terminal near Brownsville, Texas. As of December 31, 2014, the Partnership owned a 30.6% interest in HEP and accounted for this investment under the equity method of accounting. The Partnership includes its equity investment in HEP in its corporate segment. Alinda Capital Partners owns a 59% capital interest in HEP.

Oklahoma Assets. The Midstream Entities' Oklahoma assets consist of processing facilities with a total processing capacity of approximately 550 MMcf/d, gathering systems with total capacity of approximately 605 MMcf/d and a crude oil and condensate stabilization facility. All of the systems and other assets comprising the Oklahoma assets are owned by Midstream Holdings, in which we own a 25% interest and the Partnership holds the remaining 75% interest.

•	Cana system. Midstream Holdings' Cana gathering and processing system is located in the Cana-Woodford Shale in West Central Oklahoma and consists of the following:

•
Cana processing facilities. Midstream Holdings' Cana processing facilities include a multi-train 350 MMcf/d cryogenic processing plant and a crude oil and condensate stabilization facility. For the year ended December 31, 2014, throughput volumes at the Cana processing facility averaged 368,400 MMBtu/d. The residue natural gas from the Cana processing facility is delivered to Enable Midstream Partners and ONEOK Partners. Devon is the primary customer of the Cana processing facilities and has entered into a 10-year, fixed-fee gathering and processing agreement with Midstream Holdings pursuant to which Midstream Holdings provides processing services for natural gas delivered by Devon to the Cana processing facility. This contractual arrangement includes a five-year minimum volume commitment from Devon of 330 MMcf/d of natural gas delivered to the processing facility as well as annual rate escalators.

•
Cana gathering system. Midstream Holdings' Cana gathering system includes an approximately 340-mile gathering system with approximately 87,500 horsepower of compression. For the year ended December 31, 2014, the Cana system gathered approximately 413,900 MMBtu/d of gas. Devon is the primary customer of the Cana gathering system and, as described above, has entered into a 10-year, fixed-fee gathering agreement with Midstream Holdings pursuant to which Midstream Holdings provides gathering services on the Cana gathering system and that includes a five-year minimum volume commitment from Devon of 330 MMcf/d of natural gas delivered for gathering into the Cana gathering system.

•	Northridge system. Midstream Holdings' Northridge gathering and processing system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma and consists of the following:

•
Northridge processing plant. Midstream Holdings' Northridge processing plant has 200 MMcf/d of processing capacity. For the year ended December 31, 2014, throughput volumes at the Northridge processing facility averaged 73,400 MMBtu/d. The residue natural gas from the Northridge processing facility is delivered to Centerpoint, Enable Midstream Partners and MarkWest. In August 2014, Linn Energy acquired certain of Devon's southeastern Oklahoma assets and became the largest customer of the Northridge processing facility. In connection with this acquisition Linn Energy assumed Devon's 10-year fixed-fee gathering and processing agreement with Midstream Holdings pursuant to which Midstream Holdings provides processing services for natural gas delivered to the Northridge processing facility. This contractual arrangement includes a five-year minimum volume commitment of 40 MMcf/d of natural gas delivered to the Northridge processing facility as well as annual rate escalators.

•
Northridge gathering system. Midstream Holdings' Northridge gathering system includes an approximate 140-mile gathering system with approximately 17,900 horsepower of compression. For the year ended December 31, 2014, the Northridge system gathered 56,900 MMBtu/d of gas. Linn Energy is the only customer on the Northridge gathering system and, as described above, has entered into a 10-year fixed-fee gathering and processing agreement with Midstream Holdings pursuant to which Midstream Holdings provides gathering services on the Northridge gathering system. This contract includes a five-year minimum volume commitment from Linn Energy of 40 MMcf/d of natural gas delivered for gathering into the Northridge gathering system.

Louisiana Assets. The Partnership's Louisiana assets consist of transmission pipelines with a capacity of approximately 3.5 Bcf/d, processing facilities with a total processing capacity of approximately 1.7 Bcf/d and gathering systems with total capacity of approximately 510 MMcf/d.

•
LIG Assets. The LIG system includes gathering and transmission systems with total capacity of approximately 4.0 Bcf/d, processing facilities with a total processing capacity of approximately 335 MMcf/d and fractionation facilities with total capacity of 10,800 Bbls/d.

•
The LIG gathering and transmission pipeline system is comprised of the 3,320-mile southern system, which has a capacity in excess of 1.5 Bcf/d and approximately 31,318 horsepower of compression, and the 815-mile northern system, which has a capacity of 465 MMcf/d and approximately 47,330 horsepower of compression. The south system has access to both rich and lean gas supplies from onshore production in south central and southeast Louisiana. LIG has a variety of transportation and industrial sales customers in the south, with the majority of its sales being made into the industrial Mississippi River corridor between Baton Rouge and New Orleans. In the north, the LIG system serves the natural gas fields south of Shreveport, Louisiana and extends into the Haynesville Shale gas play in north Louisiana. The Partnership’s north Louisiana system is connected to its south Louisiana system and has the capacity to move approximately 145 MMcf/d of gas to our markets in the south. The Partnership’s LIG gathering system had an average throughput of approximately 449,700 MMbtu/d for the period March 7, 2014 through December 31, 2014.

•
The south system also includes two operating, on-system processing plants, the Partnership’s Gibson and Plaquemine plants, with 110 MMcf/d and 225 MMcf/d of processing capacity, respectively. For the period March 7, 2014 through December 31, 2014, throughput volumes on the LIG processing system averaged 193,400 MMBtu/d of natural gas.

•
The Plaquemine plant also has a fractionation capacity of 10,800 Bbls/d of raw-make NGL products, and total volume for fractionated liquids at Plaquemine averaged approximately 4,500 Bbls/d for the period March 7, 2014 through December 31, 2014.

•
The Gulf Coast gathering and transmission system is comprised of 1,120 miles of onshore systems with a capacity of 1.2 Bcf/d, approximately 37,785 horsepower of compression, underground storage facilities with a storage capacity of 4.2 Bcf of active storage capacity, 7.0 Bcf of inactive storage capacity, and Henry Hub transfer services with a capacity of 2.1 Bcf/d. The onshore system has access to the Gulf Coast and the industrial rich Mississippi River corridor, which is seeing an abundance of new growth in chemical and fertilizer plants. The onshore system had an average throughput of 157,000 MMBtu/d from November 1, 2014 (the date of acquisition) through December 31, 2014. The offshore system is comprised of 215 miles of pipeline with a capacity of 0.3 Bcf/d. The average throughput for the period November 1, 2014 through December 31, 2014 was 8,500 MMBtu/d.

•
South Louisiana NGL and Processing Assets. The Partnership’s south Louisiana NGL and natural gas processing assets include approximately 600 miles of liquids transport lines, processing and fractionation assets and underground storage.

•
Cajun-Sibon Pipeline System. The Cajun-Sibon pipeline system consists of approximately 600 miles of raw make NGL pipelines with a current system capacity of approximately 130,000 Bbls/d. The pipelines transport unfractionated NGLs, referred to as raw make, from areas such as the Liberty, Texas interconnects near Mont Belvieu and from the Partnership’s Eunice and Pelican processing plants in south Louisiana to either the Riverside or Eunice fractionators or to third party fractionators when necessary.

•
Processing Facilities. The Partnership’s processing facilities in south Louisiana include three gas processing plants, of which only one is currently operational, with total processing throughput that averaged 354,000 MMBtu/d for the period March 7, 2014 through December 31, 2014 and two fractionation facilities that averaged 115,500 Bbls/d for the period March 7, 2014 through December 31, 2014.

•
Pelican Processing Plant. The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. For the period March 7, 2014 through December 31, 2014, the plant processed approximately 336,000 MMBtu/d of natural gas. The Pelican plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline. This plant has an interconnection with the LIG pipeline allowing us to process natural gas from the LIG system at our Pelican plant when markets are favorable.

•
Blue Water Gas Processing Plant. The Partnership operates and owns a 64.29% interest in the Blue Water gas processing plant. The Blue Water plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. The plant has a net capacity with respect to the Partnership’s interest of approximately 300 MMcf/d. The plant is not expected to operate in the future unless fractionation spreads are favorable and volumes are sufficient to run the plant.

•
Eunice Processing Plant. The Eunice processing plant is located in south central Louisiana and has a capacity of 475 MMcf/d of natural gas. In August 2013, the Partnership shut down the Eunice processing plant due to adverse economics driven by low NGL prices and low processing volumes, which the Partnership does not see improving in the near future based on forecasted prices.

•
Plaquemine Fractionation Facility. The Plaquemine fractionator is located at our Plaquemine gas processing plant complex and is connected to the Partnership's Cajun-Sibon pipeline. The Plaquemine fractionation facility has a capacity of approximately 100,000 Bbls/d, and produces purity ethane and propane for sale by pipeline to long-term markets with the butane and heavier products sent to our Riverside facility for further processing. The plant commenced operations during September and fractionated 49,700 Bbls/d of liquids during the fourth quarter of 2014.

•
Eunice Fractionation Facility. The Eunice fractionation facility is located in south central Louisiana. The Eunice fractionation facility has a capacity of 55,000 Bbls/d of liquid products, including ethane, propane, iso-butane, normal butane and natural gasoline, and is directly connected to the southeast propane market and pipelines to the Anse La Butte storage facility. The plant fractionated 48,600 Bbls/d for the period March 7, 2014 through December 31, 2014.

•
Riverside Fractionation Facility. The Riverside fractionator and loading facility is located on the Mississippi River upriver from Geismar, Louisiana. The Riverside plant has a fractionation capacity of approximately 28,000 Bbls/d of liquids delivered by the Cajun-Sibon pipeline system from the Eunice and Pelican processing plants or by third-party truck and rail assets. The Riverside fractionator was converted to a butane-and-heavier facility during 2014 in conjunction with the Cajun-Sibon II project. The Riverside facility has above-ground storage capacity of approximately 233,000 Bbls. The loading/unloading facility has the capacity to transload 15,000 Bbls/d of crude oil and condensate from rail cars to barges. Total volumes for fractionated liquids at Riverside averaged 17,200 Bbls/d for the year ended December 31, 2014. During the periods of full operation at Riverside for 2014 (excluding the 65 days of shut down related to the Cajun-Sibon II project completion), the average throughput was 22,000 Bbls/d.

•
Napoleonville Storage Facility.    The Napoleonville NGL storage facility is connected to the Riverside facility and has a total capacity of 3.2 million barrels of underground storage comprised of two existing caverns. The caverns are currently operated in propane and butane service, and space is leased to customers for a fee.

Ohio River Valley Assets. The Partnership’s ORV operations are an integrated network of assets comprised of a 5,000-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot crude oil and condensate rail loading terminal on the Ohio Central Railroad network and approximately 200 miles of crude oil and condensate pipelines in Ohio and West Virginia. The assets also include 500,000 barrels of above ground storage and a trucking fleet of approximately 100 vehicles comprised of both semi and straight trucks with a current capacity of 25,000 Bbls/d. Total crude oil and condensate handled averaged approximately 16,300 Bbls/d for the year ended December 31, 2014. The Partnership has eight existing brine disposal wells with an injection capacity of approximately 5,000 Bbls/d and an average disposal rate of 4,700 Bbls/d for the year ended December 31, 2014. Additionally, the Partnership's ORV operations consist of five condensate stabilization and natural gas compression stations with combined capacities of 19,000 Bbls/d of condensate stabilization and 580 MMcf/d of natural gas compression. Currently, three of the five stations are in service and commercial start-up of the two remaining stations is expected in the first half of 2015. The assets are supported by a long-term, fee-based contract with Antero Resources.

Industry Overview
The following diagram illustrates the gathering, processing, fractionation, stabilization and transmission process.
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
Compression. Gathering systems are operated at pressures that will maximize the total natural gas throughput from all connected wells. Because wells produce gas at progressively lower field pressures as they age, it becomes increasingly difficult to deliver the remaining production in the ground against the higher pressure that exists in the connected gathering system. Natural gas compression is a mechanical process in which a volume of gas at an existing pressure is compressed to a desired higher pressure, allowing gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver gas into a higher-pressure downstream pipeline. The remaining natural gas in the ground will not be produced if field compression is not installed because the gas will be unable to overcome the higher gathering system pressure. Also, a declining well can continue delivering natural gas if field compression is installed.
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
Condensate Stabilization. Condensate stabilization is the distillation of the condensate product to remove the lighter end components, which ultimately creates a higher quality condensate product that is then delivered via truck, rail or pipeline to local markets.
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
Balancing Supply and Demand
When the Partnership purchases natural gas, crude oil and condensate, we establish a margin normally by selling it for physical delivery to third-party users. The Partnership can also use over-the-counter derivative instruments or enter into future delivery obligations under futures contracts on the NYMEX related to its natural gas purchases. Through these transactions, the Partnership seeks to maintain a position that is balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. The Partnership’s policy is not to acquire and hold natural gas futures contracts or derivative products for the purpose of speculating on price changes.
Competition
The business of providing gathering, transmission, processing and marketing services for natural gas, NGLs, crude oil and condensate is highly competitive. The Midstream Entities face strong competition in obtaining natural gas, NGLs, crude oil and condensate supplies and in the marketing and transportation of natural gas, NGLs, crude oil and condensate, as applicable. Their competitors include major integrated and independent exploration and production companies, natural gas producers, interstate and intrastate pipelines, other natural gas, NGLs, crude oil and condensate gatherers and natural gas processors. Competition for natural gas and crude oil and condensate supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency and reliability of the gatherer and the pricing arrangements offered by the gatherer. As a result of the relationship between Devon and Midstream Holdings, the Midstream Entities will not compete for the portion of Devon’s existing operations subject to existing acreage dedication and for which Midstream Holdings will provide midstream services. For areas where acreage is not dedicated to Midstream Holdings, the Midstream Entities will compete with similar enterprises in providing additional gathering and processing services in its respective areas of operation, which may offer more services or have strong financial resources and access to larger natural gas, NGLs, crude oil and condensate supplies than they do. Competition varies in different geographic areas.

In marketing natural gas, NGLs, crude oil and condensate the Midstream Entities have numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil and gas companies, and local and national natural gas producers, gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Local utilities and distributors of natural gas are, in some cases, engaged directly and through affiliates in marketing activities that compete with their marketing operations.
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
Natural Gas, NGL, Crude Oil and Condensate Supply
The Midstream Entities’ gathering and transmission pipelines have connections with major intrastate and interstate pipelines, which they believe have ample natural gas and NGL supplies in excess of the volumes required for the operation of these systems. The Partnership’s ORV pipeline, terminals, trucks and storage facilities are strategically located in crude oil and condensate producing regions. The Midstream Entities evaluate well and reservoir data that is either publicly available or furnished by producers or other service providers in connection with the construction and acquisition of their gathering systems and assets to determine the availability of natural gas, NGLs, crude oil and condensate supply for their systems and assets and/or obtain a minimum volume commitment from the producer that results in a rate of return on investment. The Midstream Entities do not routinely obtain independent evaluations of reserves dedicated to their systems and assets due to the cost and relatively limited benefit of such evaluations. Accordingly, the Midstream Entities do not have estimates of total reserves dedicated to their systems and assets or the anticipated life of such producing reserves.
Credit Risk and Significant Customers
The Midstream Entities diligently attempt to ensure that they issue credit to only credit-worthy customers. However, the purchase and resale of crude oil and condensate, gas and other products exposes them to significant credit risk, as the margin on any sale is generally a very small percentage of the total sale price. Therefore, a credit loss can be very large relative to their overall profitability.
For the year ended December 31, 2014, Devon represented 30.4% of our consolidated revenues and Dow Hydrocarbons & Resources LLC represented 11.0% of our consolidated revenues. No other customer represented greater than 10.0% of our revenue. Midstream Holdings’ operations are dependent on the volume of natural gas that Devon provides to us under commercial agreements, which constitutes a substantial portion of their natural gas supply. For the foreseeable future, we expect our profitability to be substantially dependent on Devon. Further, the loss of Dow Hydrocarbons as a customer could have a material impact on our results of operations if we were not able to sell our products to another customer with similar margins because the gross operating margins received from transactions with this customer are material to our total gross operating margin.
Regulation
Interstate Natural Gas Pipelines Regulation.    The Midstream Entities own interstate natural gas pipelines that are subject to regulation by the Federal Energy Regulatory Commission (“FERC”) under the Natural Gas Act (“NGA”). Under the NGA, the FERC has authority to regulate natural gas companies that provide natural gas pipeline transportation services in interstate commerce. FERC regulation extends to such matters as the following:

•	rates, services, and terms and conditions of service;

•	the certification and construction of new facilities;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities;

•	maximum rates payable for certain services;

•	the initiation and discontinuation of services;

•	internet posting requirements for available capacity, discounts and other matters;

•	pipeline segmentation to allow multiple simultaneous shipments under the same contract;

•	capacity release to create a secondary market for transportation services;

•	relationships between affiliated companies involved in certain aspects of the natural gas business;

•	market manipulation in connection with interstate sales, purchases or transportation of natural gas and NGLs; and

•	participation by interstate pipelines in cash management arrangements.

Natural gas companies are prohibited from charging rates that have been determined not to be just and reasonable by the FERC. In addition, the FERC prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.
The rates and terms and conditions for the Partnership interstate pipeline services are set forth in FERC-approved tariffs. Pursuant to the FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by action of the FERC under Section 5 of the NGA, and proposed rate increases may be challenged by protest. The outcome of any successful complaint or protest against the Partnership's rates could have an adverse impact on revenues associated with providing transportation service.
For example, one such matter relates to the FERC’s policy regarding allowances for income taxes in determining a regulated entity’s cost of service. The FERC allows regulated companies to recover an allowance for income taxes in rates only to the extent the company or its owners, such as the Partnership's unitholders, are subject to U.S. income tax. This policy affects whom the Partnership allows to own its units, and if it is not successful in limiting ownership of its units to persons or entities subject to U.S. income tax, the Partnership's FERC-regulated rates and revenues for their interstate natural gas pipelines could be adversely affected.
Interstate natural gas pipelines regulated by the FERC are required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. The FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates (unless the FERC has granted a waiver of such standards). The FERC’s market oversight and transparency regulations require annual reports of purchases or sales of natural gas meeting certain thresholds and criteria and certain public postings of information on scheduled volumes. The FERC’s market manipulation regulations promulgated pursuant to the Energy Policy Act of 2005 (the “EPAct 2005”) make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of the FERC, or the purchase or sale of transportation services subject to the jurisdiction of the FERC, to (1) use or employ any device, scheme or artifice to defraud; (2) make any untrue statement of material fact or omit to make any statement necessary to make the statements made not misleading; or (3) engage in any act or practice that operates as a fraud or deceit upon any person. The EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to give the FERC authority to impose civil penalties for violations of these statutes, up to $1.0 million per day per violation for violations occurring after August 8, 2005. Should the Midstream Entities fail to comply with all applicable the FERC-administered statutes, rules, regulations and orders, they could be subject to substantial penalties and fines.
The Midstream Entities also transport gas in interstate commerce that is subject to FERC jurisdiction under Section 311 of the NGPA. The maximum rates for services provided under Section 311 of the NGPA may not exceed a “fair and equitable rate,” as defined in the NGPA. The rates are generally subject to review every five years by the FERC or by an appropriate state agency. The inability to obtain approval of rates at acceptable levels could result in refund obligations, the inability to achieve adequate returns on investments in new facilities and the deterrence of future investment or growth of the regulated facilities.
Interstate Liquids Pipelines Regulation.    The Partnership owns liquids transportation, storage and other assets in the ORV, including certain assets providing common carrier interstate service subject to regulation by the FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992 and related rules and orders. The Partnership’s Cajun-Sibon NGL pipeline is also subject to the FERC regulation as a common carrier under the ICA, the Energy Policy Act of 1992 and related rules and orders.
The FERC regulation requires that interstate liquids pipeline rates and terms and conditions of service, including rates for transportation of crude oil, condensate and NGLs, be filed with the FERC and that these rates and terms and conditions of service be “just and reasonable” and not unduly discriminatory or unduly preferential.
Rates of interstate liquids pipelines are currently regulated by the FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by the FERC. For the five-year period beginning in 2010, the FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 2.65%. This adjustment is subject to review every five years. Under the FERC’s regulations, liquids pipelines can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-services approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology.

The ICA permits interested persons to challenge proposed new or changed rates and authorizes the FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation. the FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, the FERC could limit the Partnership’s ability to set rates based on its costs or could order the Partnership to reduce its rates and could require the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. The FERC also has the authority to change the Partnership’s terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential.
As the Partnership acquires, constructs and operates new liquids assets and expands its liquids transportation business, the classification and regulation of its liquids transportation services are subject to ongoing assessment and change based on the services the Partnership provides and determinations by the FERC and the courts. Such changes may subject additional services the Partnership provides to regulation by the FERC.
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
The FERC’s anti-manipulation rules apply to non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. As noted above, the FERC’s civil penalty authority under EPAct 2005 would apply to violations of these rules to the extent applicable to the Midstream Entities' intrastate natural gas services.
Intrastate NGL Pipeline Regulation. Intrastate NGL and other petroleum pipelines are not generally subject to rate regulation by the FERC, but they are subject to regulation by various agencies in the respective states where they are located. While the regulatory regime varies from state to state, state agencies typically require intrastate NGL and petroleum pipelines to file their rates with the agencies and permit shippers to challenge existing rates or proposed rate increases.
Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. The Midstream Entities own a number of natural gas pipelines that they believe meet the traditional tests the FERC has used to establish a pipeline’s status as a gatherer not subject to the FERC jurisdiction. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, and in some instances complaint-based rate regulation.
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
The FERC’s anti-manipulation rules apply to non-jurisdictional entities to the extent the activities are conducted “in connection with” gas sales, purchases or transportation subject to FERC jurisdiction. The new anti-manipulation rules do not apply to activities that relate only to intrastate or other non-jurisdictional sales or gathering, but only to the extent such transactions do not have a “nexus” to jurisdictional transactions. As noted above, the FERC’s civil penalty authority under EPAct 2005 would apply to violations of these rules to the extent applicable to the Midstream Entities' natural gas gathering services.
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
Sales of Natural Gas and NGLs. The prices at which the Midstream Entities sell natural gas and NGLs currently are not subject to federal regulation and, for the most part, are not subject to state regulation. The Midstream Entities’ natural gas and NGL sales are affected by the availability, terms and cost of pipeline transportation. As noted above, the price and terms of access to pipeline transportation are subject to extensive federal and state regulation. The FERC is continually proposing and implementing new rules and regulations affecting those segments of the natural gas and NGL industries, most notably interstate natural gas transmission companies and NGL pipeline companies that remain subject to FERC’s jurisdiction. These initiatives also may affect the intrastate transportation of natural gas and NGLs under certain circumstances. We cannot predict the ultimate impact of these regulatory changes on the Midstream Entities’ natural gas and NGL marketing operations, but we do not believe that the Midstream Entities will be affected by any such FERC action in a manner that is materially different from the natural gas and NGL marketers with whom they compete.
Environmental Matters
General. The Midstream Entities’ operations involve processing and pipeline services for delivery of hydrocarbons (natural gas, NGLs, crude oil and condensates) from point-of-origin at oil and gas wellheads operated by their suppliers to the Midstream Entities’ end-use market customers. The Midstream Entities’ facilities include natural gas processing and fractionation plants, natural gas and NGL storage caverns, brine disposal wells, pipelines and associated facilities, fractionation and storage units for NGLs, and transportation and delivery of petroleum. As with all companies in the Midstream Entities’ industrial sector, the Midstream Entities’ operations are subject to stringent and complex federal, state and local laws and regulations relating to release of hazardous substances or solid wastes into the environment or otherwise relating to protection of the environment. Compliance with existing and anticipated environmental laws and regulations increases the Midstream Entities’ overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities, as well as capital cost items necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.
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
The continuing trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts the Midstream Entities currently anticipate. Moreover, risks of process upsets, accidental releases or spills are associated with possible future operations, and the Midstream Entities cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to property and persons as a result of any such upsets, releases or spills. In the event of future increases in environmental costs, the Midstream Entities may be unable to pass on those cost increases to their customers. A discharge of hazardous substances or solid wastes into the environment could, to the extent losses related to the event are not insured, subject the Midstream Entities to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. The Midstream Entities attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations or more rigorous enforcement of existing laws and regulations.
Hazardous Substances and Solid Waste.    Environmental laws and regulations that relate to the release of hazardous substances or solid wastes into soils, groundwater and surface water and/or include measures to prevent and control pollution may pose the highest potential cost to our industry sector. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of solid and hazardous wastes and may require investigatory and corrective actions at facilities where such waste may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the federal “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. Potentially liable persons include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at an off-site location, such as a landfill. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek recovery of costs they incur from the potentially responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or solid wastes released into the environment. Although petroleum, natural gas and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of ordinary operations, the Midstream Entities may generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas or NGLs. Moreover, the Midstream Entities may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such substances have been disposed. The Midstream Entities have not received any notification that they may be potentially responsible for cleanup costs under CERCLA or any analogous federal or state law.

The Midstream Entities also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and/or comparable state statutes. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil, condensate and natural gas wastes. Moreover, it is possible that some wastes generated by the Midstream Entities that are currently exempted from the definition of hazardous waste may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Additionally, the Toxic Substances Control Act (“TSCA”) and analogous state laws impose requirements on the use, storage and disposal of various chemicals and chemical substances. Changes in applicable laws or regulations may result in an increase in the Midstream Entities’ capital expenditures or plant operating expenses or otherwise impose limits or restrictions on our production and operations.
The Midstream Entities currently own or lease, have in the past owned or leased, and in the future may own or lease, properties that have been used over the years for brine disposal operations, crude oil and condensate transportation, natural gas gathering, treating or processing and for NGL fractionation, transportation or storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and other solid wastes may have been disposed of on or under various properties owned, leased or operated by the Midstream Entities during the operating history of those facilities. In addition, a number of these properties may have been operated by third parties over whose operations and hydrocarbon and waste management practices the Midstream Entities had no control. These properties and wastes disposed thereon may be subject to the Safe Drinking Water Act, CERCLA, RCRA, TSCA and analogous state laws. Under these laws, the Midstream Entities could be required, alone or in participation with others, to remove or remediate previously disposed wastes or property contamination, if present, including groundwater contamination, or to take action to prevent future contamination.
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
In addition, the EPA included Wise County in its January 2012 revision to the Dallas-Ft. Worth ozone nonattainment area for the 2008 revised ozone national ambient air quality standard (“NAAQS”). As a result of this designation, new major sources, meaning sources that emit greater than 100 tons/year of nitrogen oxides (“NOx”) and volatile organic compounds (“VOCs”), as well as major modifications of existing facilities resulting in net emissions increases of greater than 40 tons/year of NOx or VOCs, are subject to more stringent new source review (“NSR”) pre-construction permitting requirements than they would be in an area that is in attainment with the 2008 ozone NAAQS. NSR pre-construction permits can take twelve to eighteen months to obtain and require the permit applicant to offset the proposed emission increases with reductions elsewhere at a 1.15 to 1 ratio. Devon, Texas industry trade groups and the State of Texas filed petitions for reconsideration with the EPA and a petition for review in the U.S. D.C. Circuit Court of Appeals challenging the nonattainment designation of Wise County under the 2008 ozone NAAQS. The appeal remains pending.
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
In October 2012, several challenges to the EPA’s April 17, 2012 rules were filed by various parties, including environmental groups and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since revised certain aspects of the rules and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such proceedings, the rules may be further modified or rescinded or the EPA may issue new rules. The Midstream Entities cannot predict the costs of compliance with any modified or newly issued rules. Additionally, the EPA has signaled its intent to regulate emissions of methane and volatile organic compounds from the oil and gas sector as a measure to implement President Obama’s Climate Action Plan. While the EPA has not yet issued a proposed rulemaking, it has released a series of white papers addressing methane reductions from the oil and gas sector. Depending on whether such rules are promulgated and the applicability and restrictions in any promulgated rule, compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While the Midstream Entities are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for the Midstream Entities. Compliance with such rules, as well as any new state rules, may also make it more difficult for the Midstream Entities’ suppliers and customers to operate, thereby reducing the volume of natural gas transported through the Midstream Entities' pipelines, which may adversely affect their business.
Climate Change.    In December 2009, the EPA determined that emissions of certain gases, commonly referred to as “greenhouse gases,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under existing provisions of the federal Clean Air Act, that establish Prevention of Significant Deterioration (“PSD”) pre construction permits, and Title V operating permits for greenhouse gas emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their greenhouse gas emissions established by the states or, in some cases, by the EPA on a case by case basis. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities.
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
Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL related wastes, into state waters or waters of the United States. The EPA and the U.S. Army Corps of Engineers recently proposed a rule to clarify the meaning of the term “waters of the United States.” While the practical effects of the proposed rule are ambiguous, many interested parties, including the State of Texas, believe that the proposed rule will expand federal jurisdiction under the Clean Water Act if it is promulgated in its current form as a final rule. Regulations promulgated pursuant to these laws require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that the Midstream Entities are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder and that continued compliance with such existing permit conditions will not have a material effect on the Midstream Entities’ results of operations.
The Partnership operates brine disposal wells that are regulated as Class II wells under the federal Safe Drinking Water Act (“SDWA”). The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting and closure requirements. The Partnership’s brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the federal SDWA. Compliance with current and future laws and regulations regarding the Partnership’s brine disposal wells may impose substantial costs and restrictions on our brine disposal operations, as well as adversely affect demand for the Partnership’s brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors.  When caused by human activity, such events are called induced seismicity.  In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily.  A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. However, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, TRRC rules allow the TRRC to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity.  Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity.  To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs and restrictions on the Partnership’s brine disposal operations.
It is common for the Midstream Entities’ customers or suppliers to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by oil and gas producers. Hydraulic fracturing involves the injection of water, sand and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states and localities have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations. There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. In addition, the EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and has initiated plans to promulgate regulations controlling wastewater disposal associated with hydraulic fracturing and shale gas development. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing. The EPA has also issued an advance notice of proposed rulemaking under the Toxic Substances Control Act to gather information regarding the potential regulation of chemical substances and mixtures used in oil and gas exploration and production. Additional regulatory burdens in the future, whether federal, state or local, could increase the cost of or restrict the ability of the Midstream Entities’ customers or suppliers to perform hydraulic fracturing. As a result, any increased federal, state or local regulation could reduce the volumes of natural gas that the Midstream Entities’ customers move through their gathering systems which would materially adversely affect the Midstream Entities’ revenues and results of operations.
Endangered Species and Migratory Birds. The Endangered Species Act (“ESA”), Migratory Bird Treaty Act (“MBTA”), and similar state and local laws restrict activities that may affect endangered or threatened species or their habitats or migratory birds. Some of our pipelines may be located in areas that are designated as habitats for endangered or threatened species, potentially exposing us to liability for impacts on an individual member of a species or to habitat. The Endangered Species Act can also make it more difficult to secure a federal permit for a new pipeline.
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

Pipeline Safety Regulations. The Midstream Entities’ pipelines are subject to regulation by the U.S. Department of Transportation (“DOT”). DOT’s Pipeline Hazardous Material Safety Administration (“PHMSA”), acting through the Office of Pipeline Safety (“OPS”), administers the national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipeline. OPS develops regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of pipeline facilities. The main bodies of safety regulations that cover the Midstream Entities’ operations are set forth at 49 CFR Parts 192 (covering pipelines that transport natural gas) and 195 (pipelines that transport crude oil and condensate, carbon dioxide, NGL and petroleum products). In addition to recordkeeping and reporting requirements, amendments to 49 CFR Part 192 and 195 created the Pipeline Integrity Management in High Consequence Areas requiring operators of transmission pipelines to ensure the integrity of their pipelines through hydrostatic pressure testing, the use of in-line inspection tools or through risk-based direct assessment techniques. In January 2012, the President signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 which increases potential penalties for pipeline safety violations, gives new rulemaking authority to DOT with respect to shut-off valves on transmission pipeline facilities constructed or entirely replaced after the rule is promulgated, requires DOT to revise incident notification guidance and imposes new records requirements on pipeline owners and operators. This legislation also requires DOT to study and report to Congress on other areas of pipeline safety, including expanding the reach of the integrity management regulations beyond high consequences areas, but restricts DOT from promulgating expanded integrity management rules during the review period and for a period following submission of its report to Congress unless the rulemaking is needed to address a present condition that poses a risk to public safety, property or the environment. PHMSA issued a final rule effective October 25, 2013 that implemented aspects of the new legislation. Among other things, the final rule increases the maximum civil penalties for violations of pipeline safety statutes or regulations, broadens PHMSA’s authority to submit information requests, and provides additional detail regarding PHMSA’s corrective action authority. Additionally, PHMSA issued an Advisory Bulletin in May 2012, which advised pipeline operators of anticipated changes in annual reporting requirements and that if they are relying on design, construction, inspection, testing or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities to meet the demands of such pressures could significantly increase the Midstream Entities’ costs. Additionally, failure to locate such records or verify maximum pressures could result in reductions of allowable operating pressures, which would reduce available capacity on the Midstream Entities’ pipelines. A December 2012 PHMSA Advisory Bulletin provides further clarity on the reporting requirements of the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, describing a general requirement that pipeline owners or operators report an exceedance of the maximum allowable operating pressure or allowable build-up for pressure-limiting or control devices within five days of the date that the exceedance occurs. At the state level, several states have passed legislation or promulgated rulemaking dealing with pipeline safety. We believe that the Midstream Entities’ pipeline operations are in substantial compliance with applicable PHMSA and state requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with the PHMSA or state requirements will not have a material adverse effect on the Midstream Entities’ results of operations or financial positions.
Bayou Corne Sinkhole Incident.    The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and our underground storage reservoirs located in Napoleonville, Louisiana.
Following the formation of the sinkhole, the Partnership and other pipeline operators in the area promptly undertook steps to depressurize and shut down their pipelines in the affected area. As a result of the sinkhole, it was necessary to permanently remove from service a section of its 36-inch diameter natural gas pipeline. The Partnerhsip worked with its customers to secure alternative natural gas supplies to minimize disruptions while a replacement pipeline was constructed. The replacement pipeline was completed and services resumed in May 2014. The Partnership also implemented additional inspection and operational measures at its nearby underground facility. The damage to the Partnership’s business related to the sinkhole, including costs and loss of business, has been considerable.
The Partnership is seeking to recover its losses from responsible parties. The Partnership has sued Texas Brine Company, LLC (“Texas Brine”), the operator of a failed cavern in the area, and its insurers seeking recovery for this damage. The Partnership also filed a claim with its insurers, which its insurers denied. The Partnership disputed the denial and sued its insurers, but the Partnership has agreed to stay the matter pending resolution of its claims against Texas Brine and its insurers. In August 2014, the Partnership received a partial settlement with respect to the Texas Brine claims in the amount of $6.1 million, but additional claims remain outstanding. We cannot give assurance that the Partnership will be able to fully recover its losses through insurance recovery or claims against responsible parties. Please read “Item 3. Legal Proceedings.”
Office Facilities
The Midstream Entities occupy approximately 108,500 square feet of space at our executive offices in Dallas, Texas under a lease expiring in August 2019, approximately 25,100 square feet of office space for the Partnership’s Louisiana operations in Houston, Texas with lease terms expiring in April 2023 and approximately 9,000 square feet of office space in

Lafayette, Louisiana with lease terms expiring in January 2023. The Partnership also occupies approximately 12,500 square feet, 2,200 square feet and 4,700 square feet at Devon’s Bridgeport, Oklahoma City and Cresson office buildings, respectively, under leases with a wholly-owned subsidiary of Devon which are scheduled to expire in March 2016.
In November 2014, the Partnership entered into a new agreement to lease approximately 157,600 square feet of space for its offices in Dallas, Texas with a lease term commencing in June 2016.
Employees
As of December 31, 2014, the Partnership (through its subsidiaries) employed approximately 1,148 full-time employees. Approximately 256 of the Partnership’s employees were general and administrative, engineering, accounting and commercial personnel and the remainder were operational employees. The Partnership is not party to any collective bargaining agreements and it has not had any significant labor disputes in the past. The Partnership believes that it has good relations with its employees.
Item 1A.    Risk Factors
The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition or results of operations could be affected materially and adversely. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline. These risk factors should be read in conjunction with the other detailed information concerning us set forth in our accompanying financial statements and notes and contained in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” included herein.
Risks Related to the Company
Our cash flow consists almost exclusively of distributions from EnLink Midstream Partners, LP and EnLink Midstream Holdings, LP.
Currently, our only cash-generating assets are our partnership interests in EnLink Midstream Partners, LP and EnLink Midstream Holdings, LP. Our cash flow is therefore completely dependent upon the ability of the Partnership and Midstream Holdings to make distributions to their partners. Accordingly, you should read and consider the risk factors described under the caption “-Risks Inherent in the Midstream Entities’ Business.” The amount of cash that the Partnership and Midstream Holdings can distribute to their partners, including us, each quarter principally depends upon the amount of cash it generates from their operations, which will fluctuate from quarter to quarter based on, among other things:

•	the amount of natural gas transported in their gathering and transmission pipelines;

•	the level of the Midstream Entities’ processing operations;

•	the fees the Midstream Entities charge and the margins they realizes for their services;

•	the prices of, levels of production of and demand for crude oil, condensate, NGLs and natural gas;

•
the volume of natural gas the Midstream Entities gather, compress, process, transport and sell, the volume of NGLs the Midstream Entities process or fractionate and sell, the volume of crude oil the Midstream Entities handle at their crude terminals, the volume of crude oil and condensate the Midstream Entities gather, transport, purchase and sell, the volumes of condensate stabilized and the volumes of brine the Partnership disposes;

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
For example, conflicts of interest may arise in the following situations:

•	the allocation of shared overhead expenses to the Partnership and us;

•	the interpretation and enforcement of contractual obligations between us and our affiliates, on the one hand, and the Partnership, on the other hand;

•	the determination of the amount of cash to be distributed to the Partnership’s partners and the amount of cash to be reserved for the future conduct of the Partnership’s business;

•	the determination whether to make borrowings under the Partnership’s credit facility to pay distributions to partners; and

•	any decision we make in the future to engage in activities in competition with the Partnership.
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
If we cease to manage and control the Partnership and are deemed to be an investment company under the Investment Company Act of 1940, we would either have to register as an investment company under the Investment Company Act of 1940, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights so as to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common units.
We are treated as a corporation subject to entity level federal and state income taxation. Any such entity level income taxes will reduce the amount of cash available for distribution to you.
We are treated as a corporation for tax purposes that is required to pay federal and state income tax on our taxable income at corporate rates. Historically, we have had net operating losses that eliminated substantially all of our taxable income and, thus, we historically have not had to pay material amounts of income taxes. We anticipate that taxable income during 2015 will be sufficient to fully utilize our remaining net operating loss carryforwards. As a result, we will likely incur material amounts of federal and state income tax liabilities on the taxable income we earn, which will reduce the cash available for distribution to our shareholders.
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
A breach of any of these covenants could result in an event of default under our credit facility. Upon the occurrence of such an event of default, all amounts outstanding under the credit facility could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If we are unable to repay the accelerated debt under our credit facility, the lenders could proceed against the collateral granted to them to secure that indebtedness. We have pledged the Partnership common units and the 100% membership interest in the General Partner that are indirectly held by us, along with our 100% equity interest in each of our wholly-owned subsidiaries and our limited partner interest in Midstream Holdings as collateral under our credit facility. If indebtedness under our credit facility is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in our credit facility and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.
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
Midstream Holdings relies on Devon for a substantial portion of its natural gas supply. For the year ended December 31, 2014, Devon represented a 30.4% of our consolidated revenues. In order to minimize volumetric exposure, in March 2014 Midstream Holdings received five-year minimum volume commitments from Devon at the Bridgeport processing facility, Bridgeport and East Johnson County gathering systems and the Cana system. After the expiration of these five-year minimum volume commitments, a material decline in the volume of natural gas that Midstream Holdings gathers and transports on its systems would result in a material decline in our combined total operating revenues and cash flow. In addition, Devon may determine in the future that drilling activity in areas of operation other than Midstream Holdings’ is strategically more attractive. A shift in Devon’s focus away from Midstream Holdings’ areas of operation could result in reduced throughput on Midstream Holdings’ systems after the five-year minimum volume commitments expire and cause a material decline in our total operating revenues and cash flow.
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
The Midstream Entities are substantially dependent on Devon as their primary customer and through Devon’s control of us and our control of the Partnership’s general partner, and we expect the Midstream Entities to derive a substantial majority of their gross operating margin from Devon for the foreseeable future. As a result, any event, whether in the Midstream Entities’ area of operations or otherwise, that adversely affects Devon’s production, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect the Midstream Entities’ revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Devon, some of which are the following:

•	potential changes in the supply of and demand for oil, natural gas and natural gas liquids (“NGLs”) and related products and services;

•	risks relating to Devon’s exploration and drilling programs, including potential environmental liabilities;

•	adverse effects of governmental and environmental regulation; and

•	general economic and financial market conditions.
Further, the Midstream Entities are subject to the risk of non-payment or non-performance by Devon, including with respect to Midstream Holdings’ gathering and processing agreements. We cannot predict the extent to which Devon’s business will be impacted by deteriorating pricing conditions in the energy industry, nor can we estimate the impact such conditions would have on Devon’s ability to perform under Midstream Holdings’ gathering and processing agreements. Additionally, due to our relationship with Devon, our or the Partnership’s ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Devon’s financial condition or adverse changes in its credit ratings. Any material limitations on our or the Partnership’s ability to access capital as a result of such adverse changes at Devon could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Devon could negatively impact our or the Partnership’s unit price, limiting our ability to raise capital through equity issuances or debt financing or our ability to engage in, expand or pursue our business activities and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.
Please see Item 1.A in Devon’s Annual Report on Form 10-K for the year ended December 31, 2014 for a full discussion of the risks associated with Devon’s business.
Due to the Midstream Entities’ lack of asset diversification, adverse developments in the Midstream Entities’ gathering, transmission, processing, crude oil, condensate, natural gas and NGL services businesses would reduce their ability to make distributions to us.
The Midstream Entities rely exclusively on the revenues generated from their gathering, transmission, processing, fractionation, crude oil, natural gas, condensate and NGL services businesses and as a result their financial condition depends upon prices of, and continued demand for, natural gas, NGLs, condensate and crude oil. Due to the Midstream Entities’ lack of asset diversification, an adverse development in one of these businesses may have a significant impact on the Midstream Entities’ financial condition and their ability to make distributions to us.
A significant portion of the Midstream Entities’ operations are located in the Barnett Shale, making the Midstream Entities vulnerable to risks associated with having revenue-producing operations concentrated in a limited number of geographic areas.
The Midstream Entities’ revenue-producing operations are geographically concentrated in the Barnett Shale, causing them to be disproportionally exposed to risks associated with regional factors. Specifically, the Midstream Entities’ operations in the Barnett Shale accounted for approximately 24.3% of their consolidated revenues for the period following the business combination, from March7, 2014 through December 31, 2014. The concentration of the Midstream Entities’ operations in these regions also increases exposure to unexpected events that may occur in these regions such as natural disasters or labor difficulties. Any one of these events has the potential to have a relatively significant impact on the Midstream Entities operations and growth plans, decrease cash flows, increase operating and capital costs and prevent development within originally anticipated time frames. Any of these risks could have a material adverse effect on the Midstream Entities financial condition and results of operations.
The Midstream Entities must continually compete for crude oil, condensate and natural gas supplies, and any decrease in supplies of such commodities could adversely affect the Midstream Entities’ financial condition and results of operations.
In order to maintain or increase throughput levels in the Midstream Entities’ natural gas gathering systems and asset utilization rates at their processing plants and to fulfill their current sales commitments, the Midstream Entities must continually contract for new product supplies. The Midstream Entities may not be able to obtain additional contracts for crude oil, condensate, natural gas and NGL supplies. The primary factors affecting the Midstream Entities’ ability to connect new wells to their gathering facilities include the Midstream Entities’ success in contracting for existing supplies that are not committed to other systems and the level of drilling activity near their gathering systems. If the Midstream Entities are unable to maintain or increase the volumes on their systems by accessing new supplies to offset the natural decline in reserves, the Midstream Entities' business and financial results could be materially, adversely affected. In addition, the Midstream Entities’ future growth will depend in part upon whether they can contract for additional supplies at a greater rate than the rate of natural decline in their current supplies.
Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new oil, condensate and natural gas reserves. Continued periods of low commodity prices may put downward pressure on future drilling activity which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to the Midstream Entities’ systems and assets. Additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current and future volumes from offshore pipelines supplying the Midstream Entities’ processing plants. The Midstream Entities have no control over producers and depend on them to maintain sufficient levels of drilling activity. A material decrease in production or in the level of drilling activity in the Midstream Entities’ principal geographic areas for a prolonged period, as a result of depressed commodity prices or otherwise, likely would have a material adverse effect on the Midstream Entities’ results of operations and financial position.
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
The Midstream Entities’ financial performance depends to a large extent on the volumes of natural gas, crude oil, condensate and NGLs gathered, processed, fractionated and transported on their assets. Decreases in the volumes of natural gas, crude oil, condensate and NGLs we gather, process, fractionate or transport would directly and adversely affect the Midstream Entities’ revenues and results of operations. These volumes can be influenced by factors beyond the Midstream Entities’ control, including:
•environmental or other governmental regulations;

•weather conditions;

•increases in storage levels of natural gas and NGLs;

•increased use of alternative energy sources;

•decreased demand for natural gas and NGLs;

•fluctuations in commodity prices, including the prices of natural gas, NGLs, crude oil and condensate;

•economic conditions;

•supply disruptions;

•availability of supply connected to the Midstream Entities’ systems; and

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
The construction of additions or modifications to the Midstream Entities’ existing systems and the construction of new midstream assets involves numerous regulatory, environmental, political and legal uncertainties beyond their control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If the Midstream Entities undertake these projects, they may not be able to complete them on schedule, at the budgeted cost or at all. Moreover, the Midstream Entities' revenues may not increase due to the successful construction of a particular project. For instance, if the Midstream Entities expand a pipeline or construct a new pipeline, the construction may occur over an extended period of time, and they may not receive any material increases in revenues promptly following completion of a project or at all. Moreover, the Midstream Entities may construct facilities to capture anticipated future production growth in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve their expected investment return, which could adversely affect the Midstream Entities’ results of operations and financial condition. In addition, the construction of additions to the Midstream Entities’ existing gathering and processing assets will generally require them to obtain new rights-of-way and permits prior to constructing new pipelines or facilities. The Midstream Entities may be unable to timely obtain such rights-of-way or permits to connect new product supplies to their existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for the Midstream Entities to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, the Midstream Entities’ cash flows could be adversely affected.
Construction of the Midstream Entities’ major development projects subjects them to risks of construction delays, cost over-runs, limitations on their growth and negative effects on their operating results, liquidity and financial position.
The Midstream Entities are engaged in the planning and construction of several major development projects, some of which will take a number of months before commercial operation, such as the Partnership’s ORV condensate pipeline project and its West Texas expansion project. These projects are complex and subject to a number of factors beyond the Midstream Entities’ control, including delays from third-party landowners, the permitting process, complying with laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather and other factors. Any delay in the completion of these projects could have a material adverse effect on the Midstream Entities’ business, financial condition, results of operations and liquidity. The construction of pipelines and gathering and processing and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed the Midstream Entities’ estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed the Midstream Entities’ estimates, their liquidity and capital position could be adversely affected. This level of development activity requires significant effort from the Midstream Entities’ management and technical personnel and places additional requirements on their financial resources and internal financial controls. The Midstream Entities may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.
The Midstream Entities typically do not regularly obtain independent evaluations of hydrocarbon reserves; therefore, volumes the Midstream Entities service in the future could be less than anticipated.
The Midstream Entities typically do not obtain independent evaluations on a regular basis of hydrocarbon reserves connected to their gathering systems or that they otherwise service due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, the Midstream Entities do not have independent estimates of total reserves serviced by their assets or the anticipated life of such reserves. If the total reserves or estimated life of the reserves is less than the Midstream Entities anticipate and they are unable to secure additional sources, then the volumes transported on the Midstream Entities’ gathering systems or that they otherwise service in the future could be less than anticipated. A decline in the volumes could have a material adverse effect on the Midstream Entities’ results of operations and financial condition.
The Midstream Entities may not be successful in balancing their purchases and sales.
The Midstream Entities are a party to certain long-term gas, NGL and condensate sales commitments that they satisfy through supplies purchased under long-term gas, NGL and condensate purchase agreements. When the Midstream Entities enter into those arrangements, their sales obligations generally match their purchase obligations. However, over time the supplies that the Midstream Entities have under contract may decline due to reduced drilling or other causes and the Midstream Entities may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase more or less than contracted volumes. Any of these actions could cause the Midstream Entities’ purchases and sales not to be balanced. If the Midstream Entities’ purchases and sales are not balanced, they will face increased exposure to commodity price risks and could have increased volatility in their operating income.
The Midstream Entities have made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect the Midstream Entities’ margins or even result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its NTPL and sell the gas into a different market area index. The Partnership realizes a loss on the delivery of gas under this contract each month based on current prices. The balance sheet as of December 31, 2014 reflects a liability of $80.7 million related to this performance obligation based on forecasted discounted cash obligations in excess of market under this gas delivery contract. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.
The Midstream Entities’ profitability is dependent upon prices and market demand for oil, condensate, natural gas and NGLs, which are beyond their control and have been volatile.
The Midstream Entities are subject to significant risks due to fluctuations in commodity prices. The Midstream Entities are directly exposed to these risks primarily in the gas processing and NGL fractionation components of their business. For the period following the business combination, from March 7, 2014 through December 31, 2014, approximately 1.68% of the Midstream Entities' total gross operating margin was generated under percent of liquids contracts. Under these contracts the Midstream Entities receive a fee in the form of a percentage of the liquids recovered and the producer bears all the cost of the natural gas shrink. Accordingly, the Midstream Entities’ revenues under these contracts are directly impacted by the market price of NGLs.
The Midstream Entities also realize processing gross operating margins under processing margin contracts. For the period following the business combination, from March 7, 2014 through December 31, 2014, approximately 2.10% of the Partnership's total gross operating margin was generated under processing margin contracts. The Partnership has a number of processing margin contracts for activities at its Plaquemine and Pelican processing plants. Under this type of contract, the Partnership pays the producer for the full amount of inlet gas to the plant, and it makes a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). The Partnership’s margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices. Although the Partnership does not currently have any processing margin contracts for its Blue Water and Eunice plants, it does have the opportunity to process liquids from wet gas flowing on the pipelines connected to these plants, as well as its other processing plants, when market pricing is favorable. The Partnership’s Eunice and Blue Water plants are not profitable to operate unless market pricing is very favorable.
Although the majority of the Midstream Entities' NGL fractionation business is under fee-based arrangements, a portion of their business is exposed to commodity price risk because they realize a margin due to product upgrades associated with their Cajun-Sibon fractionation business. For the period following the business combination from March 7, 2014 through December 31, 2014, margins realized associated with product upgrades represented less than 1% of the Midstream Entities' gross operating margin.
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

Although the majority of the Midstream Entities' NGL fractionation business is under fee-based arrangements, a portion of their business is exposed to commodity price risk because they realizes a margin due to product upgrades associated with their Cajun-Sibon fractionation business. For the period following the business combination from March 7, 2014 through December 31, 2014, margins realized associated with product upgrades represented less than 1% of the Midstream Entities' gross operating margin.
The prices of oil, condensate, natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2014 ranged from a high of $107.26 per Bbl in June 2014 to a low of $53.27 per Bbl in December 2014. Weighted average NGL prices in 2014 (based on the Oil Price Information Service (“OPIS”) Napoleonville daily average spot liquids prices) ranged from a high of $1.27 per gallon in February 2014 to a low of $0.48 per gallon in December 2014. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2014 ranged from a high of $7.94 per MMBtu in March 2014 to a low of $2.75 per MMBtu in December 2014.
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
Changes in commodity prices also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas, crude oil and condensate we gather and process and NGLs we fractionate. The volatility in commodity prices may cause the Midstream Entities’ gross operating margin and cash flows to vary widely from period to period. The Partnership’s hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of the Midstream Entities’ throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.” The Partnership’s use of derivative financial instruments does not eliminate the Midstream Entities’ exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce the Partnership’s income.
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
Midstream Holdings' operations and revenues will be significantly impacted by conditions in south Louisiana and the Gulf of Mexico because the Midstream Entities have a significant portion of their assets located in these two areas. The Midstream Entities' concentration of activity in Louisiana and the Gulf of Mexico makes the Midstream Entities more vulnerable than many of its competitors to the risks associated with these areas, including:

•	adverse weather conditions, including hurricanes and tropical storms;

•	delays or decreases in production, the availability of equipment, facilities or services; and

•	changes in the regulatory environment.
Because a significant portion of our operations could experience the same condition at the same time, these conditions could have a relatively greater impact on the Midstream Entities' results of operations than they might have on other midstream companies that have operations in more diversified geographic areas.
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
The Partnership’s credit agreement and the indentures governing its senior notes contain, and any future indebtedness the Partnership incurs will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on the Partnership’s ability to engage in acts that may be in its best long-term interest. One or more of these agreements include covenants that, among other things, restrict the Partnership's ability to:

•	incur subsidiary indebtedness;

•	engage in transactions with its affiliates;

•	consolidate, merge or sell substantially all of its assets;

•	incur liens;

•	enter into sale and lease back transactions; and

•	change business activities the Partnership conduct.

In addition, the Partnership's credit facility requires it to satisfy and maintain a specified financial ratio. The Partnership's ability to meet that financial ratio can be affected by events beyond its control, and the Partnership cannot assure you that it will continue to meet that ratio.
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
In particular, the Midstream Entities’ ability to renew or replace their existing contracts with industrial end-users and utilities impacts our profitability. For the period following the business combination, from March 7, 2014 through December 31, 2014, approximately 59.5% of the Midstream Entities’ sales of gas that was transported using the Midstream Entities’ physical facilities were to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities may be reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with the Midstream Entities in the marketing of natural gas, the Midstream Entities often compete in the end-user and utilities markets primarily on the basis of price.
The Midstream Entities are exposed to the credit risk of their customers and counterparties, and a general increase in the nonpayment and nonperformance by their customers could have an adverse effect on their financial condition and results of operations.
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

Increased federal, state and local legislation and regulatory initiatives, as well as government reviews, relating to hydraulic fracturing could result in increased costs and reductions or delays in natural gas production by the Midstream Entities’ customers, which could adversely impact their revenues.
A portion of the Midstream Entities’ suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production. Hydraulic fracturing activities are generally regulated by state oil and gas commissions; however, the Environmental Protection Agency (the “EPA”) has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel under the Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing activities that use diesel in fracturing fluids in those states where the EPA is the permitting authority. In addition, legislation has been proposed, but not yet passed that would provide for federal regulation of hydraulic fracturing and require disclosure of the chemicals used in the hydraulic-fracturing process. State legislatures and agencies are also enacting legislation and promulgating rules to regulate hydraulic fracturing and require disclosure of hydraulic fracturing chemicals. In January 2013, the Bureau of Land Management of the U.S. Department of the Interior published for public comment a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands with respect to which the Department of Interior is expected to promulgate a final rule sometime in 2015.
There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On April 13, 2012, President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. In addition, the EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and has initiated plans to promulgate regulations controlling wastewater disposal associated with hydraulic fracturing and shale gas development. The EPA has also issued an advance notice of proposed rulemaking under the Toxic Substances Control Act to gather information regarding the potential regulation of chemical substances and mixtures used in oil and gas exploration. In addition to the EPA, other federal agencies are analyzing, or have been requested to review, a variety of issues, environmental and otherwise, associated with hydraulic fracturing. These on-going or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and/or regulatory mechanisms.
Moreover, some state and local authorities have considered or imposed new laws and rules related to hydraulic fracturing, including temporary or permanent bans, additional permit requirements, operational restrictions and chemical disclosure obligations on hydraulic fracturing in certain jurisdictions or in environmentally sensitive areas. For example, Oklahoma, Texas, and many other states have imposed regulations regarding disclosure of information regarding chemicals in well stimulation operations. State and federal regulatory agencies also have recently focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily, and some state regulatory agencies have modified their regulations to account for induced seismicity. For example, the TRRC rules allow the TRRC to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. The Oklahoma Corporation Commission has also taken steps to focus on induced seismicity, including increasing the frequency of required recordkeeping for wells that dispose into certain formations and considering seismic information in permitting decisions. As regulatory agencies continue to study induced seismicity, such agencies may promulgate additional regulations affecting the Midstream Entities' brine disposal operations.
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

The rates, terms and conditions of service under which the Midstream Entities transport natural gas in their pipeline systems in interstate commerce are subject to regulation of the FERC under the NGA and under Section 311 of the Natural Gas

Policy Act and the rules and regulations promulgated under those statutes. Under the NGA, FERC regulation requires that interstate natural gas pipeline rates be filed with the FERC and that these rates be “just and reasonable” and not unduly discriminatory, although negotiated or settlement rates may be accepted in certain circumstances. Interested persons may challenge proposed new or changed rates, and the FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. The FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a pipeline to change its rates prospectively. Accordingly, action by the FERC could adversely affect the Midstream Entities' ability to establish reasonable rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against the Midstream Entities could have a material adverse effect on their business, financial condition, results of operations, and cash available for distribution. Under the NGPA, the Midstream Entities are required to justify their rates for interstate transportation service on a cost-of-service basis every five years. The Midstream Entities’ intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Should the FERC or any of these state agencies determine that the Midstream Entities’ rates for Section 311 transportation service or intrastate transportation service should be lowered, the Midstream Entities’ business could be adversely affected.
The Midstream Entities’ natural gas gathering and processing activities generally are exempt from FERC regulation under the Natural Gas Act. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of the Midstream Entities’ gathering facilities are subject to change based on future determinations by the FERC and the courts. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels since the FERC has less extensively regulated the gathering activities of interstate pipeline transmission companies and a number of such companies have transferred gathering facilities to unregulated affiliates. The Midstream Entities’ gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on the Midstream Entities’ operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
If the Midstream Entities fail to comply with all applicable the FERC-administered statutes, rules, regulations and orders, they could be subject to substantial penalties and fines. Under the EPAct 2005, the FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1.0 million per day for each violation. The FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.
Other state and local regulations also affect the Midstream Entities’ business. The Midstream Entities are subject to some ratable take and common purchaser statutes in the states where they operate. Ratable take statutes generally require gatherers to take, without undue discrimination, natural gas production that may be tendered to the gatherer for handling. Similarly, common purchaser statutes generally require gatherers to purchase without undue discrimination as to source of supply or producer. These statutes have the effect of restricting the Midstream Entities’ rights as owners of gathering facilities to decide with whom the Midstream Entities contract to purchase or transport natural gas. Federal law leaves any economic regulation of natural gas gathering to the states, and some of the states in which the Midstream Entities operate have adopted complaint-based or other limited economic regulation of natural gas gathering activities. States in which we operate that have adopted some form of complaint-based regulation, like Texas, generally allow natural gas producers and shippers to file complaints with state regulators in an effort to resolve grievances relating to natural gas gathering access and rate discrimination.
Transportation on the Partnership’s liquids pipelines is subject to federal rate and service regulation, which could limit the revenues the Partnership collects from its customers and adversely affect the cash available for distribution to us.
The Partnership’s liquids transportation pipelines in the ORV and the Cajun-Sibon NGL pipeline, which went into service in November 2013, are subject to regulation by FERC under the ICA, the Energy Policy Act of 1992 and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates and terms and conditions of service for interstate service on liquids pipelines be just, reasonable and not unduly discriminatory or preferential. The ICA also requires that such rates and terms and conditions be set forth in tariffs filed with FERC. The ICA permits interested persons to challenge proposed new or changed rates and authorizes FERC to suspend the effectiveness of such rates for up to seven months and investigate such rates. If, upon completion of an investigation, FERC finds that the new or changed rates are unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rates during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Under certain circumstances, FERC could limit the Partnership’s ability to set rates based on its costs or could order the Partnership to reduce its rates and could require the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. FERC also has the authority to change the Partnership’s terms and conditions of service if it determines that they are unjust and unreasonable or unduly discriminatory or preferential.

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
At the state level, several states have passed legislation or promulgated rulemaking addressing pipeline safety. Compliance with pipeline integrity and other pipeline safety regulations issued by DOT or those issued by the TRRC could result in substantial expenditures for testing, repairs and replacement. TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. The Midstream Entities’ costs relating to compliance with the required testing under the TRRC regulations were approximately at $2.5 million, $7.0 million, and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect the costs for compliance with TRRC and DOT regulations to be approximately $1.8 million during 2015. If the Midstream Entities’ pipelines fail to meet the safety standards mandated by the TRRC or the DOT regulations, then they may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced maximum allowable operating pressure, the cost of which cannot be estimated at this time.
In addition, the Midstream Entities’ liquids transportation pipelines are subject to regulation by the DOT, through the PHMSA, pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended by the Pipeline Safety Improvement Act of 2002, and reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. PHMSA has adopted regulations requiring hazardous liquid pipeline operators to develop and implement integrity management programs for pipeline segments that, in the event of a leak or rupture, could affect “high consequence areas,” such as high population areas, areas that are sources of drinking water, ecological resource areas that are unusually sensitive to environmental damage from a pipeline release and commercially navigable waterways, unless the operator effectively demonstrates by risk assessment that the pipeline could not affect the area.
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
Failure to comply with existing or new environmental laws or regulations or an accidental release of hazardous substances, hydrocarbons or wastes into the environment may cause the Midstream Entities to incur significant costs and liabilities.
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
There is inherent risk of the incurrence of significant environmental costs and liabilities in the Midstream Entities’ business due to their handling of natural gas, crude oil and other petroleum substances, the Partnership’s brine disposal operations, air emissions related to the Midstream Entities’ operations, historical industry operations, waste disposal practices and the prior use of natural gas flow meters containing mercury. For example, the Partnership operates brine disposal wells in Ohio and West Virginia and may gather brine from surrounding states. These wells are regulated under the federal Safe Drinking Water Act as Class II wells and under state laws. State laws and regulations that govern these operations can be more stringent than the Safe Drinking Water Act, such as the Ohio Department of Natural Resources rules which took effect October 1, 2012. These rules imposed new, more stringent environmentally responsible standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state of the art technology. They apply to new disposal wells and, as applicable, to existing wells. The Ohio Department of Natural Resources also imposes requirements on the transportation and disposal of brine. In addition, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. The Midstream Entities may incur material environmental costs and liabilities. Furthermore, the Midstream Entities’ insurance may not provide sufficient coverage in the event an environmental claim is made against them.
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
On April 17, 2012, the EPA issued final rules under the Clean Air Act that became effective on October 15, 2012. Among other things, these rules require additional emissions controls for natural gas and NGLs production, including New Source Performance Standards to address emissions of sulfur dioxide and VOCs and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require, among other things, the reduction of VOC emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. Moreover, these rules establish specific requirements regarding emissions from compressors and controllers at natural gas gathering and boosting stations and processing plants together with dehydrators and storage tanks at natural gas processing plants, compressor stations and gathering and boosting stations. The rules also establish new requirements for leak detection and repair of leaks at natural gas processing plants that exceed 500 parts per million in concentration. These regulations could require a number of modifications to our operations and our natural gas exploration and production suppliers’ and customers’ operations, including the installation of new equipment, which could result in significant costs, including increased capital expenditures and operating costs. The incurrence of such expenditures and costs by the Midstream Entities’ suppliers and customers could result in reduced production by those suppliers and customers and thus translate into reduced demand for the Midstream Entities’ services. The rules are subject to an ongoing legal challenge brought by various parties, including environmental groups and industry, and the EPA has revised some aspects of the rules. Any further revisions could affect the Midstream Entities’ operations, as well as the operations of their suppliers and customers.

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
On January 14, 2015, the Obama administration announced that the EPA will propose a rule in the summer of 2015 to set standards for methane and volatile organic compound emissions from new and modified sources in the oil and gas sector, including transmission. A final rule is expected in 2016. The Administration’s announcement also stated that other federal agencies, including the Bureau of Land Management, the PHMSA, and the Department of Energy will impose new or more stringent regulations on the oil and gas sector that will have the effect of reducing methane emissions
In addition, the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, and almost half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. The adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, the Midstream Entities’ equipment and operations could require the Midstream Entities to incur additional costs to reduce emissions of GHGs associated with their operations, could adversely affect their performance of operations in the absence of any permits that may be required to regulate emission of GHGs or could adversely affect demand for the natural gas the Midstream Entities gather, process or otherwise handle in connection with their services.
The Endangered Species Act and Migratory Bird Treaty Act govern our operations and additional restrictions may be imposed in the future, which could have an adverse impact on our operations.
The ESA and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. The U.S. Fish and Wildlife Service and state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species. Such a designation could materially restrict use of or access to federal, state and private lands. Some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds. In these areas, the Midstream Entities may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and they may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when their operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to the Midstream Entities' activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. In addition, the U.S. Fish and Wildlife Service and state agencies regularly review species that are listing candidates, and designations of additional endangered or threatened species, or critical or suitable habitat, under the ESA could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.
The Midstream Entities’ business involves many hazards and operational risks, some of which may not be fully covered by insurance.
The Midstream Entities’ operations are subject to the many hazards inherent in the gathering, compressing, processing, transporting, fractionating, disposing and storage of natural gas, NGLs, condensate, crude oil and brine, including:

•	damage to pipelines, related equipment and surrounding properties caused by hurricanes, floods, fires and other natural disasters and acts of terrorism;

•	inadvertent damage from construction and farm equipment;

•	leaks of natural gas, NGLs, crude oil, condensate and other hydrocarbons;

•	induced seismicity;

•	rail accidents, barge accidents and truck accidents; and

•	fires and explosions.
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
The Partnership’s operations expose us to fluctuations in commodity prices, and the Partnership’s credit facility exposes it to fluctuations in interest rates. The Partnership uses over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce the Partnership’s exposure to short-term volatility in commodity prices. As of December 31, 2014, the Partnership had hedged only portions of its expected exposures to commodity price risk. In addition, to the extent the Partnership hedges it commodity price risk using swap instruments, the Partnership will forego the benefits of favorable changes in commodity prices. Although the Partnership does not currently have any financial instruments to eliminate its exposure to interest rate fluctuations, we may use financial instruments in the future to offset its exposure to interest rate fluctuations.
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
Subsidence and coastal erosion could damage the Partnership's pipelines along the Gulf Coast and offshore and the facilities of its customers, which could adversely affect its operations and financial condition.
The Partnership's pipeline operations along the Gulf Coast and offshore could be impacted by subsidence and coastal erosion. Such processes could cause serious damage to the Partnership's pipelines, which could affect its ability to provide transportation services. Additionally, such processes could impact the Partnership's customers who operate along the Gulf Coast, and they may be unable to utilize the Partnership's services. Subsidence and coastal erosion could also expose the Partnership's operations to increased risks associated with severe weather conditions, such as hurricanes, flooding and rising sea levels. As a result, the Partnership may incur significant costs to repair and preserve its pipeline infrastructure. Such costs could adversely affect our business, financial condition, results of operation or cash flows.
The Partnership's assets were constructed over many decades which may cause its inspection, maintenance or repair costs to increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with the Partnership's pipelines that could have a material adverse effect on its business and results of operations.
The Partnership's pipelines were constructed over many decades. Pipelines are generally long-lived assets, and pipeline construction and coating techniques have varied over time. Depending on the era of construction, some assets will require more frequent inspections, which could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect the Partnership's results of operations, financial position or cash flows, as well as its ability to make cash distributions to its unitholders.
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
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies, seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to the United States District Court for the Eastern District of Louisiana. The amount of damages is unspecified. The Partnership's subsidiary, EnLink LIG, LLC, is one of the named defendants as the owner of pipelines in the area. On February 13, 2015, the court granted defendants’ joint motion to dismiss and dismissed the plaintiff’s claims with prejudice. The court’s ruling is subject to appeal. The Partnership intends to vigorously defend the case. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.
The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs. The Partnership is seeking to recover its losses from responsible parties. The Partnership has sued Texas Brine, the operator of a failed cavern in the area, and its insurers seeking recovery for this damage. The Partnership also filed a claim with its insurers, which its insurers denied its claim. The Partnership disputed the denial and sued its insurers, but the Partnership has agreed to stay the matter pending resolution of its claims against Texas Brine and its insurers. In August 2014, The Partnership received a partial settlement with respect to the Texas Brine claims in the amount of $6.1 million, but additional claims remain outstanding. The Partnership cannot give assurance that it will be able to fully recover its losses through insurance recovery or claims against responsible parties.
In June 2014, a group of landowners in Assumption Parish, Louisiana added a subsidiary of the Partnership, EnLink Processing Services, LLC, as a defendant in a pending lawsuit they had filed against Texas Brine, Occidental Chemical Corporation, and Vulcan Materials Company relating to claims arising from the Bayou Corne sinkhole. The suit is pending in the 23rd Judicial Court, Assumption Parish, Louisiana. Although plaintiffs’ claims against the other defendants have been pending since October 2012, plaintiffs are now alleging that EnLink Processing Services, LLC’s negligence also contributed to the formation of the sinkhole. The amount of damages is unspecified. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable. The Partnership intends to vigorously defend the case. The Partnership has also filed a claim for defense and indemnity with its insurers.
In October 2014, Williams Olefins, L.L.C. filed a lawsuit against a subsidiary of the Partnership, EnLink NGL Marketing, LP, in the District Court of Tulsa County, Oklahoma. The plaintiff alleges breach of contract and negligent misrepresentation relating to an ethane output contract between the parties and the subsidiary’s termination of ethane production from one of its fractionation plants. The amount of damages is unspecified. The plaintiff also seeks specific performance under the contract. The validity of the causes of action, as well as the Partnership’s costs and legal exposure, if any, related to the lawsuit are not currently determinable. The Partnership intends to vigorously defend the case.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE under the symbol “ENLC”. Our common units began trading on March 10, 2014. There was no established public market for our common units prior to March 10, 2014. On February 11, 2015, there were approximately 41,953 record holders and beneficial owners (held in street name) of our common units. For equity compensation plan information, see discussion under “Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”
The following table shows (i) the high and low closing sales prices per common unit, as reported by the NYSE and (ii) the amount of our quarterly distributions for the periods indicated.

	Range		Cash Distribution Declared Per Unit
	High	Low
2014:
Quarter Ended December 31	$40.86	$30.20	$0.235
Quarter Ended September 30	41.70	36.90	0.230
Quarter Ended June 30	42.18	33.63	0.220
Quarter Ended March 31	36.70	33.34	0.180
We intend to pay distributions to our unitholders on a quarterly basis equal to the cash we receive, if any, from distributions from the Partnership and Midstream Holdings less reserves for expenses, future distributions and other uses of cash, including:

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
Our ability to pay distributions is limited by the Delaware Limited Liability Company Act, which provides that a limited liability company may not pay distributions if, after giving effect to the distribution, the company’s liabilities would exceed the fair value of its assets. While our ownership of equity interests in the General Partner, the Partnership and Midstream Holdings are included in our calculation of net assets, the value of these assets may decline to a level where our liabilities would exceed the fair value of our assets if we were to pay distributions, thus prohibiting us from paying distributions under Delaware law.
During 2014, the Partnership paid quarterly distributions to its common unitholders in May, August and November of $0.36, $0.365 and $0.37 related to the first, second and third quarters of 2014, respectively. The Partnership paid a quarterly distribution of $0.375 in February 2015 related to the fourth quarter of 2014. Our share of the distributions with respect to our limited and general partner interests in the Partnership totaled $45.2 million for the year ended December 31, 2014.
Performance Graph
The following graph sets forth the cumulative total stockholder return for our common units, the Standard & Poor's 500 Stock Index and a peer group of publicly traded partners of publicly traded limited partnerships in the Midstream natural gas, natural gas liquids, propane, and pipeline industries from March 10, 2014 through December 31, 2014. The chart assumes that $100 was invested on March 10, 2014, with distributions reinvested. The peer group includes MarkWest Energy Partners, L.P., Transfer Equity, L.P., Plains GP Holdings, L.P., Targa Resources, Inc. and Western Gas Equity Partners, L.P.
Item 6.    Selected Financial Data
The historical financial statements included in this report reflect (1) for periods prior to March 7, 2014, the assets, liabilities and operations of Predecessor, the predecessor to Midstream Holdings, which is the historical predecessor of ENLC and (2) for periods on or after March 7, 2014, the results of operations of ENLC, after giving effect to the business combination discussed under “Devon Energy Transaction” below. The Predecessor was comprised of all of the U.S. midstream assets and operations of Devon prior to the business combination, including its 38.75% economic interest in GCF. However, in connection with the business combination, only the Predecessor’s systems serving the Barnett, Cana-Woodford and Arkoma-Woodford Shales in Texas and Oklahoma, as well as the economic burdens and benefits of the 38.75% economic interest in GCF, were contributed to Midstream Holdings, effective as of March 7, 2014.
The following table presents the selected historical financial and operating data of EnLink Midstream LLC and EnLink Midstream Holdings, LP Predecessor (the “Predecessor”), whose assets comprise the Midstream business, for the periods indicated. The selected combined historical financial data of the Predecessor are derived from the historical combined financial statements of the Predecessor and should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and its audited combined financial statements for the year ended December 31, 2014. The following information is only a summary and is not necessarily indicative of the results or future operations of the Company.

	Enlink Midstream , LLC Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per unit data)
Statement of Operations Data:
Revenues:
Revenues	$2,412.7	$179.4	$153.9	$13.6	$10.9
Revenues- affiliates	1,065.6	2,116.5	1,753.9	2,514.4	1,907.9
Gain on derivatives	22.1	—	—	—	—
Total revenue	3,500.4	2,295.9	1,907.8	2,528.0	1,918.8
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil	2,494.5	1,736.3	1,428.1	1,974.9	1,436.1
Operating expenses	278.2	156.2	149.9	137.1	105.8
General and administrative	97.3	45.1	41.7	38.5	37.6
Depreciation and amortization	280.3	187.0	145.4	133.5	112.2
Gain on sale of property	(0.1)	—	—	—	—
Impairments	—	—	16.4	—	—
Gain on litigation settlement	(6.1)	—	—	—	—
Other expenses	—	—	—	(58.1)	0.2
Total operating costs and expenses	3,144.1	2,124.6	1,781.5	2,225.9	1,691.9
Operating income	356.3	171.3	126.3	302.1	226.9
Other income (expense):
Interest expense, net of interest income	(49.8)	—	—	—	—
Income from equity investments	18.9	14.8	2.0	9.3	5.1
Gain on extinguishment of debt	3.2	—	—	—	—
Other income (expense)	(0.5)	—	—	—	—
Total other income (expense)	(28.2)	14.8	2.0	9.3	5.1
Income from continuing operations before non-controlling interest and income taxes	328.1	186.1	128.3	311.4	232.0
Income tax provision	(76.4)	(67.0)	(46.2)	(112.1)	(83.5)
Net income from continuing operations	251.7	119.1	82.1	199.3	148.5
Discontinued operations:
Income (loss) from discontinued operations, net of tax	1.0	(2.3)	(5.2)	18.9	34.8
Income from discontinued operations attributable to non- controlling interest, net of tax	—	(1.3)	(1.1)	(2.1)	(4.6)
Discontinued operations, net of tax	1.0	(3.6)	(6.3)	16.8	30.2
Net income	252.7	115.5	75.8	216.1	178.7
Less: Net income from continuing operations attributable to the non-controlling interest	126.7	—	—	—	—
Net income attributable to EnLink Midstream LLC	$126.0	$115.5	$75.8	$216.1	$178.7
Predecessor interest in net income	$35.5	$—	$—	$—	$—
EnLink Midstream LLC interest in net income	$90.5	$—	$—	$—	$—
Net income attributable to EnLink Midstream LLC per common unit:
Basic and diluted common unit	$0.55	$—	$—	$—	$—
Distributions declared per common unit	$0.865	$—	$—	$—	$—

	EnLink Midstream , LLC Years Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per unit data)
Balance Sheet Data (end of period):
Property and equipment, net	$4,934.3	$1,768.1	$1,739.4	$1,550.7	$1,439.0
Total assets	$10,097.3	$2,309.8	$2,535.2	$2,305.3	$2,195.9
Long-term debt (including current maturities)	$2,022.5	$—	$—	$—	$—
Members' equity including non-controlling interest	$6,971.1	$—	$2,002.0	$1,901.2	$1,849.0

Non-GAAP Financial Measures
Cash Available for Distribution
We define cash available for distribution as distributions due to us from the Partnership and our interest in Midstream Holdings adjusted EBITDA (as defined herein), less maintenance capital, our specific general and administrative costs as a separate public reporting entity, the interest costs associated with our debt and current taxes attributable to our earnings. During 2014, we utilized federal net operating loss carryforwards totaling $98.1 million to offset our taxable income generated during 2014. We have $48.2 million of federal net operating loss carryforwards remaining as of December 31, 2014. We anticipate that taxable income during 2015 will be sufficient to utilize our remaining net operating loss carryforwards and that we will begin paying federal income taxes on our taxable income. Cash available for distribution is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us to the cash distributions we expect to pay our unitholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Cash available for distribution is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment.
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
The following is a calculation of the Company's cash available for distribution (in millions):

Year Ended December 31, 2014
Distribution declared by ENLK associated with (1):
General partner interest	$2.2
Incentive distribution rights	22.6
ENLK common units owned	24.8
Total share of ENLK distributions declared	$49.6
Adjusted EBITDA of Midstream Holdings (2)	187.9
Total cash available	$237.5
Uses of cash:
General and administrative expenses	(3.2)
Current income taxes (3)	(3.5)
Interest expense	(2.2)
Maintenance capital expenditures (4)	(11.0)
Total cash used	$(19.9)
ENLC Cash Available for distribution	$217.6
(1) Represents quarterly distributions paid by ENLK on May 14, 2014, August 13, 2014, November 13, 2014 and declared by ENLK and to be paid to ENLC on February 12, 2015.

(2) Represents ENLC's 50% interest in Midstream Holdings' adjusted EBITDA , which is disbursed on a monthly basis to ENLC by Midstream Holdings. Midstream Holdings' adjusted EBITDA is defined as earnings (excluding Predecessor earnings) plus depreciation, provision for income taxes and distributions from equity investment less income from equity investment. ENLC's share of Midstream Holdings' adjusted EBITDA is comprised of its 50% share in Midstream Holdings' net income of $131.6 million (excluding Predecessor earnings) plus its 50% share in Midstream Holdings' depreciation of $56.9 million, taxes of $1.0 million and distributions from equity investment of $5.5 million, less its 50% share of income from equity investment of $7.0 million.
(3) Represents ENLC’s stand-alone current tax expense. ENLC’s taxable income for 2014 did not exceed its federal net operating loss carryforward therefore its current tax expense for 2014 primarily represents current state income taxes.
(4) Represents ENLC's interest in Midstream Holdings' maintenance capital expenditures which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA per (2) above.
The following table provides a reconciliation of ENLC net income from continuing operations to ENLC cash available for distribution (in millions):

Year ended December 31, 2014

Net income from continuing operations of ENLC	$251.7
Less: Net income attributable to ENLK	(181.1)
Net income of ENLC excluding ENLK	$70.6
ENLC's share of distributions from ENLK (1)	49.6
ENLC's interest in Midstream Holdings' depreciation (2)	56.9
ENLC's interest in distributions from Midstream Holding's equity investment	5.5
ENLC's interest in income from Midstream Holding's equity investment	(7.0)
ENLC deferred income tax expense (3)	52.1
Maintenance capital expenditures (4)	(11.0)
Other items (5)	0.9
ENLC cash available for distribution	$217.6
(1) Represents quarterly distributions paid by ENLK on May 14, 2014, August 13, 2014, November 13, 2014 and declared by ENLK and to be paid to ENLC on February 12, 2015.
(2) Represents ENLC's interest in Midstream Holdings' depreciation, which is reflected as a non-cash deduction in the net income of ENLC excluding ENLK.
(3) Represents ENLC's stand-alone deferred taxes.
(4) Represents ENLC's interest in Midstream Holdings' maintenance capital expenditures, which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA.
Gross Operating Margin
We include gross operating margin as a non-GAAP financial measure. We define gross operating margin as revenues minus cost of purchased gas, NGLs, condensate and crude oil. We present gross operating margin by segment in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.” We disclose gross operating margin in addition to total revenue because it is the primary performance measure used by our management. We believe gross operating margin is an important measure because our business is generally to purchase and resell natural gas, NGLs, condensate and crude oil for a margin or to gather, process, transport or market natural gas, NGLs, condensate and crude oil for a fee. Operating expense is a separate measure used by management to evaluate operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities and contract services comprise the most significant portion of our operating expenses. We do not deduct operating expenses from total revenue in calculating gross operating margin because these expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. As an indicator of our operating performance, gross operating margin should not be considered an alternative to, or more meaningful than, net income as determined in accordance with GAAP. Our gross operating margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table provides a reconciliation of gross operating margin to operating income:

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Total gross operating margin	$1,005.9	$559.6	$479.7
Add (deduct):
Operating expenses	(278.2)	(156.2)	(149.9)
General and administrative expenses	(97.3)	(45.1)	(41.7)
Depreciation, amortization, and impairments	(280.3)	(187.0)	(161.8)
Gain on sale of property	0.1	—	—
Gain on litigation settlement	6.1	—	—
Operating income	$356.3	$171.3	$126.3

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.
The historical financial statements included in this report reflect (1) for periods prior to March 7, 2014, the assets, liabilities and operations of the Predecessor, the predecessor to Midstream Holdings, which is the historical predecessor of EnLink Midstream, LLC and (2) for periods on or after March 7, 2014, the results of operations of EnLink Midstream, LLC, after giving effect to the business combination discussed under “Devon Energy Transaction” below. The Predecessor was comprised of all of the U.S. midstream assets and operations of Devon prior to the business combination, including its 38.75% economic interest in GCF. However, in connection with the business combination, only the Predecessor’s systems serving the Barnett, Cana-Woodford and Arkoma-Woodford Shales in Texas and Oklahoma, as well as the economic burdens and benefits of the 38.75% economic interest in GCF, were contributed to Midstream Holdings, effective as of March 7, 2014.
You should read this discussion in conjunction with the historical financial statements and accompanying notes included in this report. All references in this section to the “Company”, as well as the terms “our,” “we,” “us” and “its” (1) for periods prior to March 7, 2014 refer to the Predecessor and (2) for periods on or after March 7, 2014 refer to EnLink Midstream, LLC, together with its consolidated subsidiaries including the Partnership and Midstream Holdings. All references in this section to the “Partnership” (1) for periods prior to March 7, 2014 refer to the Predecessor and (2) for periods on or after March 7, 2014 refer to EnLink Midstream Partners, LP, together with its consolidated subsidiaries including the Operating Partnership, Midstream Holdings and their consolidated subsidiaries.
Overview
We are a Delaware limited liability company formed in October 2013. Our assets consist of equity interests in EnLink Midstream Partners, LP and EnLink Midstream Holdings, LP. EnLink Midstream Partners, LP is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. EnLink Midstream Holdings, LP, a partnership owned by the Partnership and us, is engaged in the gathering, transmission and processing of natural gas. Our interests in EnLink Midstream Partners, LP and EnLink Midstream Holdings, LP consist of the following:

•	17,431,152 common units representing an aggregate 7% limited partner interest in the Partnership as of December 31, 2014;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.7% general partner interest as of December 31, 2014 and all of the incentive distribution rights in the Partnership; and

•	50.0% limited partner interest in Midstream Holdings as of December 31, 2014 and 25% limited partner interest in Midstream Holdings as of February 17, 2015.
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
Since we control the general partner interest in the Partnership, we reflect our ownership interest in the Partnership on a consolidated basis, which means that our financial results are combined with the Partnership’s financial results and the results of our other subsidiaries. Since the Partnership controls Midstream Holdings through the ownership of its general partner, the financial results of the Partnership consolidate all of Midstream Holdings' financial results. Our consolidated results of operations are derived from the results of operations of the Partnership and also include our deferred taxes, interest of non-controlling partners in the Partnership’s net income, interest income (expense) and general and administrative expenses not reflected in the Partnership’s results of operations. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership and Midstream Holdings.
The Partnership primarily focuses on providing midstream energy services, including gathering, transmission, processing, fractionation, condensate stabilization, brine services and marketing to producers of natural gas, NGLs, crude oil and condensate. The Partnership's midstream energy asset network includes approximately 8,800 miles of pipelines, thirteen natural gas processing plants, seven fractionators, 3.1 million barrels of NGL cavern storage, 11.0 Bcf of natural gas storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 100 trucks. The Partnership manages and reports its activities primarily according to geography. The Partnership has five reportable segments: (1) Texas, which includes its activities in north Texas and the Permian Basin in west Texas; (2) Oklahoma, which includes its activities in Cana-Woodford and Arkoma-Woodford Shale areas; (3) Louisiana, which includes its pipelines, processing plants and NGL assets located in Louisiana; (4) ORV, which includes its activities in the Utica and Marcellus Shales and its equity interests in E2 Energy Services, LLC, E2 Appalachian Compression, LLC and E2 Ohio Compression (collectively, “E2”); and (5) Corporate Segment, or Corporate, which includes its equity investments in Howard Energy Partners, or HEP, in the Eagle Ford Shale, its contractual right to the burdens and benefits associated with Devon's ownership interest in GCF in south Texas and its general partnership property and expenses.
The Partnership manages its operations by focusing on gross operating margin because the Partnership's business is generally to purchase and resell natural gas, NGLs, condensate and crude oil for a margin or to gather, process, transport or market natural gas, NGLs, condensate and crude oil for a fee.  In addition, the Partnership earns a volume based fee for brine disposal services and condensate stabilization.  The Partnership defines gross operating margin as operating revenue minus cost of purchased gas, NGLs, condensate and crude oil.  Gross operating margin is a non-generally accepted accounting principle, or non-GAAP, financial measure and is explained in greater detail under “Non-GAAP Financial Measures” under “Item 6. Selected Financial Data.”
The Partnership's gross operating margins are determined primarily by the volumes of natural gas gathered, transported, purchased and sold through its pipeline systems, processed at its processing facilities, the volumes of NGLs handled at its fractionation facilities, the volumes of crude oil and condensate handled at its crude terminals, the volumes of crude oil and condensate gathered, transported, purchased and sold, the volume of brine disposed and the volumes of condensate stabilized. The Partnership generates revenues from eight primary sources:
•purchasing and reselling or transporting natural gas and NGLs on the pipeline systems it owns;

•processing natural gas at its processing plants;

•fractionating and marketing the recovered NGLs;

•providing compression services;

•purchasing and reselling crude oil and condensate;

•providing crude oil and condensate transportation and terminal services;

•providing condensate stabilization services; and

•providing brine disposal services.

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
The Partnership has made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect the Partnership's margins or even result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its North Texas Pipeline and sells the gas into a different market area index. The Partnership realizes a loss on the delivery of gas under this contract each month based on current prices. The fair value of this performance obligation was recorded as a result of the March 7, 2014 business combination and was based on forecasted discounted cash obligations in excess of market prices under this gas delivery contract. As of December 31, 2014, the balance sheet reflects a liability of $80.7 million related to this performance obligation. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.
The majority of the Partnership's NGL fractionation business, which includes transportation, fractionation, and storage, is under fee-based arrangements. The Partnership is typically paid a fixed fee based on the volume of NGLs transported, fractionated or stored. On the Partnership's Cajun-Sibon pipeline, it buys the mixed NGL stream from its suppliers for an indexed-based price for the component NGLs with a deduction for its fractionation fee. After the NGLs are fractionated, the Partnership sells the fractioned NGL products based on the same indexed-based prices. The operating results of the Partnership's NGL fractionation business are dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged. With the Partnership's fractionation business, it also has the opportunity for product upgrades for each of the discrete NGL products. The margins the Partnership realizes on the product upgrade from this fractionation business are higher during periods with high liquids prices.
The Partnership generally gathers or transports crude oil owned by others by rail, truck, pipeline and barge facilities for a fee, or it buys crude oil from a producer at a fixed discount to a market index, then transports and resells the crude oil at the market index. The Partnership executes all purchases and sales substantially concurrently, thereby establishing the basis for the margin it will receive for each crude oil transaction. Additionally, the Partnership provides crude oil, condensate and brine services on a volume basis.
The Partnership also realizes gross operating margins from its processing services primarily through three different contract arrangements: processing margins ("margin"), percentage of liquids ("POL") or fixed-fee based. Under margin contract arrangements the Partnership's gross operating margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Under fixed-fee based contracts the Partnership's gross operating margins are driven by throughput volume. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”
Operating expenses are costs directly associated with the operations of a particular asset. Among the most significant of these costs are those associated with direct labor and supervision, property insurance, property taxes, repair and maintenance expenses, contract services and utilities. These costs are normally fairly stable across broad volume ranges and therefore do not normally decrease or increase significantly in the short term with decreases or increases in the volume of gas, liquids or crude oil moved through or by the asset.
Our general and administrative expenses are dictated by the terms of our partnership agreement. These expenses include the costs of employee, officer and director compensation and benefits properly allocable to us, fees, services and other transaction costs related to acquisitions, and all other expenses necessary or appropriate to the conduct of business and allocable to us. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.
Devon Energy Transaction
On March 7, 2014, ENLC consummated the transactions contemplated by the Agreement and Plan of Merger, dated as of October 21, 2013 (the “Merger Agreement”), among EnLink Midstream, Inc., or EMI, Devon, Acacia Natural Gas Corp I, Inc., formerly a wholly-owned subsidiary of Devon (“New Acacia”), and certain other wholly-owned subsidiaries of Devon pursuant to which EMI and New Acacia each became wholly-owned subsidiaries of ENLC (collectively, the “Mergers”). Upon the closing of the Mergers (the “Closing”), each issued and outstanding share of EMI’s common stock was converted into the right to receive (i) one Common Unit and (ii) an amount in cash equal to approximately $2.06. In addition, ENLC issued 115,495,669 Class B Units to a wholly-owned subsidiary of Devon, which units represent approximately 70% of the outstanding limited liability company interests in ENLC, with the remaining 30% held by the former stockholders of EMI in exchange for a 50% interest in Midstream Holdings. The Class B Units were substantially similar in all respects to the Common Units, except that they were only entitled to a pro rata distribution for the fiscal quarter ended March 31, 2014. The Class B Units automatically converted into Common Units on a one-for-one basis on May 6, 2014.
Also, on March 7, 2014, the Partnership consummated the transactions contemplated by the Contribution Agreement, dated as of October 21, 2013 (the “Contribution Agreement”), among the Partnership, EnLink Midstream Operating, Devon and certain of Devon’s wholly-owned subsidiaries.
Recent Growth Developments
Organic Growth

Ohio River Valley Condensate Pipeline and Condensate Stabilization Facilities. In August 2014, the Partnership announced plans to construct a new 45-mile, eight-inch condensate pipeline and six natural gas compression and condensate stabilization facilities that will service major producer customers in the Utica Shale, including Eclipse Resources. As a component of the project, the Partnership has entered into a long-term, fee-based agreement under which Eclipse Resources will receive compression and stabilization services and has agreed to sell stabilized condensate to the Partnership.
The new-build stabilized condensate pipeline will connect to the Partnership's existing 200-mile pipeline in the ORV, providing producer customers in the region access to premium market outlets through our barge facility on the Ohio River and rail terminal in Ohio. The pipeline, which is expected to be complete in the second half of 2015, is expected to have an initial capacity of approximately 50,000 Bbls/d.
The Partnership also expects to build and operate six natural gas compression and condensate stabilization facilities in Noble, Belmont, and Guernsey counties in Ohio. Upon completion, the facilities will have a combined capacity of approximately 560 MMcf/d of natural gas compression and approximately 41,500 Bbls/d of condensate stabilization. The first two compression and condensate stabilization facilities began operations during the fourth quarter of 2014 and the remaining four facilities are expected to be operational by the end of 2015.
In support of the project, the Partnership plans to leverage and expand its existing midstream assets in the region, including increasing condensate storage capacity and handling capabilities at its barge terminal on the Ohio River. The Partnership will add approximately 130,000 barrels of above ground storage, bringing its total storage capacity at the barge facility to over 360,000 barrels.
Marathon Petroleum Joint Venture. The Partnership has entered into a series of agreements with MPL Investment LLC, a subsidiary of Marathon Petroleum Corporation (“Marathon Petroleum”), to create a 50/50 joint venture named Ascension Pipeline Company, LLC. This joint venture will build a new 30-mile NGL pipeline connecting the Partnership’s existing Riverside fractionation and terminal complex to Marathon Petroleum’s Garyville refinery located on the Mississippi River. The bolt-on project to the Partnership’s Cajun-Sibon NGL system is supported by long-term, fee-based contracts with Marathon Petroleum. Under the arrangement, the Partnership will serve as the construction manager and operator of the pipeline project, which is expected to be operational in the first half of 2017.
Cajun-Sibon Phases I and II. In Louisiana, the Partnership has transformed its business that historically has been focused on processing offshore natural gas to a business that is now focused on NGLs with additional opportunities for growth from new onshore supplies of NGLs. The Louisiana petrochemical market historically has relied on liquids from offshore production; however, the decrease in offshore production and increase in onshore rich gas production have changed the market structure. Cajun-Sibon Phases I and II now bridge the gap between supply, which aggregates in the Mont Belvieu area, and demand, located in the Mississippi River corridor of Louisiana, thereby building a strategic NGL position in this region.
The pipeline expansion and the Eunice fractionation expansion under Phase I were completed and commenced operation in November 2013. Phase II of the Cajun-Sibon expansion, which was completed and commenced operation in September 2014, increased the Cajun-Sibon pipeline capacity by an additional 50,000 Bbls/d to approximately 130,000 Bbls/d and added a new 100,000 Bbl/d fractionator at the Partnership's Plaquemine gas processing complex. The throughput of the pipeline averaged 109,900 Bbls/d during the fourth quarter of 2014. The Partnership's fractionators in south Louisiana averaged approximately 98,300 Bbls/d during the fourth quarter of 2014.
The Partnership believes the Cajun-Sibon project represents a tremendous growth step by leveraging its Louisiana assets and also by creating a significant platform for continued growth of the Partnership's NGL business. The Partnership believes this project, along with existing assets, will provide a number of additional opportunities to grow this business, including expanding market optionality and connectivity, upgrading products, expanding rail imports, exporting NGLs and expanding fractionation and product storage capacity.
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
Bearkat is strategically located near the Partnership's existing Deadwood joint venture assets in Glasscock County, Texas. The processing plant has an initial capacity of 60 MMcf/d, increasing the Partnership’s total operational processing capacity in the Permian to approximately 115 MMcf/d. The Partnership also completed construction of a 30-mile high-pressure gathering system upstream of the Bearkat complex to provide additional gathering capacity for producers in Glasscock and Reagan counties.
During 2014, the Partnership constructed a new 35-mile, 12-inch diameter high-pressure pipeline to provide gathering capacity for the Bearkat natural gas processing complex. The pipeline has an initial capacity of approximately 100 MMcf/d and provides gas takeaway solutions for constrained producer customers in Howard, Martin and Glasscock counties. The pipeline commenced operation in the fourth quarter of 2014.
Growing with Devon
West Texas Expansion. The Partnership is expanding its natural gas gathering and processing system in the Permian Basin by constructing a new natural gas processing plant and expanding the Partnership's rich gas gathering system. The new 120 MMcf/d gas processing plant will be strategically located on the north end of the Partnership's existing midstream assets and will offer additional gas processing capabilities to producer customers in the region, including Devon. Due to the impact from the current commodity environment and a shift in producers’ drilling expectations, we are delaying construction on the processing plant until late 2015. Upon completion, the Partnership's total operated processing capacity in the region will be approximately 240 MMcf/d.
As a part of the expansion, the Partnership has signed a long-term, fee-based agreement with Devon to provide gathering and processing services for over 18,000 acres under development in Martin County. The Partnership constructed multiple low pressure gathering pipelines and a new 23-mile, 12-inch high pressure gathering pipeline that will tie into the previously announced Bearkat natural gas gathering system. The new pipelines commenced operation in January 2015.
Drop Downs
Midstream Holdings. On February 17, 2015, Acacia, a wholly-owned subsidiary of ENLC, sold a 25% limited partner interest in Midstream Holdings (the “Transferred Interest”) to the Partnership in a drop-down transaction (the “EMH Drop Down”). As consideration for the Transferred Interest, the Acacia received 31.6 million Class D Common Units in the Partnership. The Partnership’s Class D Common Units are substantially similar in all respects to the Partnership’s Common Units, except that they will only be entitled to a pro rata distribution for the fiscal quarter ended March 31, 2015. The Partnership’s Class D Common Units will automatically convert into the Partnership’s Common Units on a one-for-one basis on the first business day following the record date for distribution payments with respect to the distribution for the quarter ended March 31, 2015. After giving effect to the EMH Drop-Down, the Partnership indirectly owns a 75% limited partner interest in Midstream Holdings, with Acacia owning the remaining 25% limited partner interest in Midstream Holdings.
E2 Drop Down. On October 22, 2014, EMI, a wholly-owned subsidiary of ENLC, sold 100% of the Class A Units and 50% of the Class B Units (collectively, the “E2 Appalachian Units”) in E2 Appalachian Compression, LLC (“E2 Appalachian”), and 93.7% of the Class A Units (the “Energy Services Units” and, together with the E2 Appalachian Units, the “Purchased Units”) in E2 Energy Services, LLC (“Energy Services” and together with E2 Appalachian “E2”), to the Partnership. The total consideration paid by the Partnership to EMI for the Purchased Units included (i) $13.0 million in cash for the Energy Services Units and (ii) $150.0 million in cash and 1,016,322 common units representing limited partner interests in the Partnership for the E2 Appalachian Units. The remaining 50% of the Class B Units in E2 Appalachian are owned by members of the E2 Appalachian management team and are designed to provide such management team members with equity incentives.
E2 Investment. On October 10, 2014, we purchased 100% of Class A units and 50% of Class B Units of E2 Appalachian Compression, LLC owned by E2 management for $7.0 million and $5.5 million, respectively. E2 constructed three natural gas compressor stations and condensate stabilization facilities located in Noble and Monroe counties in the southern portion of the Utica Shale play in Ohio.
Acquisitions
Coronado Midstream. On February 1, 2015, the Partnership entered into an agreement with Reliance Midstream, LLC, a Texas limited liability company (“Reliance”), Windsor Midstream LLC, a Delaware limited liability company (“Windsor”), Wallace Family Partnership, LP, a Texas limited partnership (“Wallace”), and Ted Collins, Jr., an individual residing in Midland, Texas (“Collins” and, collectively with Reliance, Windsor and Wallace, the “Sellers,” and each, a “Seller”), and Reliance, in its capacity as representative of the Sellers, to acquire all of the equity interests in Coronado Midstream Holdings LLC, the parent company of Coronado Midstream LLC, which owns natural gas gathering and processing facilities in the Permian Basin for approximately $600.0 million in cash and equity, subject to certain adjustments. Coronado operates three cryogenic gas processing plants and a gas gathering system in the North Midland Basin including approximately 270 miles of gathering pipelines, 175 MMcf/d of processing capacity and 35,000 horsepower of compression. The Coronado system is underpinned by long-term contracts, which include the dedication of production from over 190,000 acres.
LPC Crude Oil Marketing. On January 31, 2015, the Partnership, through one of its wholly owned subsidiaries, acquired LPC, which has crude oil gathering, transportation and marketing operations in the Permian Basin, for approximately $100.0 million. LPC is an integrated crude oil logistics service provider with operation throughout the Permian Basin. LPC's integrated logistics services are supported by 41 tractor trailers, 13 pipeline injection stations and 67 miles of crude oil gathering pipeline.

Natural Gas Pipeline Assets. On November 1, 2014, the Partnership acquired Gulf Coast natural gas pipeline assets predominantly located in southern Louisiana, for $234.0 million, subject to certain adjustments. These natural gas pipeline assets include the following:

•	Bridgeline System: approximately 990 miles of natural gas pipelines in southern Louisiana with a total system capacity of approximately 900 MMcf/d;

•	Sabine Pipeline: approximately 130 miles of natural gas pipelines in Texas and southern Louisiana with a total capacity of approximately 300 MMcf/d;

•	Chandeleur System: approximately 215 miles of offshore Mississippi and Alabama pipelines with a total capacity of approximately 300 MMcf/d;

•
Storage Assets: three caverns located in southern Louisiana with a combined working capacity of approximately 11.0 Bcf of natural gas, including two near Sorrento, LA with a capacity of approximately 4.0 Bcf and one inactive cavern near Napoleonville, LA with approximately 7.0 Bcf of capacity; and

•
Henry Hub: ownership and management of the title tracking services offered at the Henry Hub, the delivery location for the New York Mercantile Exchange (the “NYMEX”) natural gas futures contracts. Henry Hub is connected to 13 major interstate and intrastate natural gas pipeline and storage systems.

Issuance of Common Units by the Partnership
In November 2014, the Partnership issued 12,075,000 common units representing limited partner interests in the Partnership at an offering price of $28.37 per unit for net proceeds of $332.3 million. The net proceeds from the common units offering were used for capital expenditures and general partnership purposes.
In October 2014, the Partnership issued 1,016,322 common units to ENLC representing limited partner interests in the Partnership as partial consideration for E2 Appalachian Units.
In May 2014, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Through December 31, 2014, the Partnership sold an aggregate of 2.4 million common units under the EDA, generating proceeds of approximately $71.9 million (net of approximately $0.7 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes.
On November 7, 2014, Partnership entered into an Equity Distribution Agreement (the “BMO EDA”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Raymond James & Associates, Inc. and RBC Capital Markets, LLC (collectively, the “Sales Agents”) to sell up to $350.0 million in aggregate gross sales of the Partnership’s common units representing limited partner interests from time to time through an “at the market” equity offering program. The Partnership may also sell Common Units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. The Partnership has no obligation to sell any of the Common Units under the BMO EDA and may at any time suspend solicitation and offers under the BMO EDA. Through December 2014, the Partnership sold an aggregate of 0.3 million common units under the BMO EDA, generating proceeds of approximately $7.8 million (net of approximately $0.1 million of commissions). The Partnership used the net proceeds for general partnership purposes, including working capital, capital expenditures and repayments of indebtedness.
Results of Operations
The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue less cost of purchased gas, NGLs, condensate and crude oil as reflected in the table below.
Items Affecting Comparability of Our Financial Results
Our historical financial results discussed below may not be comparable to our future financial results, and our financial results for the year ended December 31, 2013 may not be comparable to our financial results for the year ended December 31, 2014 for the following reasons:

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

•
Subsequent to March 7, 2014, we own a 50% direct ownership interest in Midstream Holdings and indirectly own an additional interest of approximately 3% of Midstream Holdings through our ownership in the Partnership which owns the remaining 50% interest in Midstream Holdings rather than the 100% ownership reflected as part of our Predecessor’s historical financial results. Our financial statements after March 7, 2014 consolidate all of Midstream Holdings’ financial results with ours in accordance with GAAP and ENLK’s 47% interest not owned by us in Midstream Holdings is reflected as a non-controlling interest. On February 17, 2015, Acacia contributed a 25% interest in Midstream Holdings to the Partnership in exchange for 31.6 million Class D Common Units in the Partnership. See “Recent Growth Developments.”

•
Our financial statements for the year ended December 31, 2014 report financial results according to operating segments based principally upon geographic regions served.  The Predecessor had no operations for certain of those reporting segments.

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

	For years ended December 31,
	2014	2013	2012
	(in millions, except volumes)
Texas Segment
Revenues	$1,067.2	$1,549.1	$1,357.2
Purchased gas and NGLs	(490.9)	(1,130.4)	(983.3)
Total gross operating margin	$576.3	$418.7	$373.9
Louisiana Segment
Revenues	$1,925.5	$—	$—
Purchased gas, NGLs and crude oil	(1,754.2)	—	—
Total gross operating margin	$171.3	$—	$—
Oklahoma Segment
Revenues	$318.8	$746.8	$550.6
Purchased gas and NGLs	(142.5)	(605.9)	(444.8)
Total gross operating margin	$176.3	$140.9	$105.8
Ohio River Valley Segment
Revenues	$261.3	$—	$—
Purchased crude oil and condensate	(201.4)	—	—
Total gross operating margin	$59.9	$—	$—
Corporate
Revenues	$(72.4)	$—	$—
Purchased gas, NGLs and crude oil	94.5	—	—
Total gross operating margin	$22.1	$—	$—
Total
Revenues	$3,500.4	$2,295.9	$1,907.8
Purchased gas, NGLs, crude oil and condensate	(2,494.5)	(1,736.3)	(1,428.1)
Total gross operating margin	$1,005.9	$559.6	$479.7
Midstream Volumes:
Texas (1)
Gathering and Transportation (MMBtu/d)	2,958,000	2,102,000	2,127,000
Processing (MMBtu/d)	1,146,000	811,000	753,000
Louisiana (2)
Gathering and Transportation (MMBtu/d)	615,200	—	—
Processing (MMBtu/d)	547,000	—	—
NGL Fractionation (Gals/d) (4)	3,804,300	—	—
Oklahoma (3)
Gathering and Transportation (MMBtu/d)	471,000	390,000	351,000
Processing (MMBtu/d)	442,000	400,000	340,000
ORV (2)
Crude Oil Handling (Bbls/d)	16,300	—	—
Brine Disposal (Bbls/d)	4,700	—	—
(1) Volumes include volumes per day based on 365 day period for the years ended December 31, 2014, 2013 and 2012 for Midstream Holdings operations. Volumes include volumes per day based on the 300 day period from March 7 to December 31, 2014 for the year ended December 31, 2014 for the Partnership’s legacy operations in Texas.
(2) Volumes include volumes per day based on the 300 day period from March 7 to December 31, 2014 for the year ended December 31, 2014 for the Partnership’s legacy operations. Midstream Holdings does not have any operations in Louisiana or Ohio.

(3) Volumes include volumes per day based 365 day period for the years ended December 31, 2014, 2013 and 2012 respectively, for Midstream Holdings operations. The Partnership did not have any legacy operations in Oklahoma.
(4) NGL fractionation volumes for the quarterly periods ended March 31, 2014, June 30, 2104 and September 30, 2014 reflected in our quarterly reports on Form 10-Q for the respective periods were overstated due to a clerical error in compiling such information. The corrected NGL fractionation volumes based on gallons per day for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 were 3,336,800, 3,360,400 and 2,727,400, respectively, as compared to the previously reported volumes of 3,291,900, 4,377,300 and 4,073,500, respectively.
Year ended December 31, 2014 Compared to Year ended December 31, 2013
Gross Operating Margin. Gross operating margin was $1,005.9 million for the year ended December 31, 2014 compared to $559.6 million for the year ended December 31, 2013, an increase of $446.3 million, or 79.8%. Of this increase in gross operating margin, $386.8 million is attributable to the legacy Partnership assets associated with the business combination effective on March 7, 2014. Approximately $59.5 million of the increase in gross operating margin is related to an increase in gross operating margin at Midstream Holdings as a result of the new fixed-fee arrangements with Devon entered into in connection with the business combination.
Operating Expenses. Operating expenses were $278.2 million for the year ended December 31, 2014 compared to $156.2 million for the year ended December 31, 2013, an increase of $122.0 million, or 78.1%. Of this increase in operating expenses,$145.6 million is attributable to the legacy Partnership assets, partially offset by a decrease in Midstream Holdings’ operating expenses of $23.6 million due to both lower personnel and contract labor expense and a decrease in compressor maintenance expense.
General and Administrative Expenses.    General and administrative expenses were $97.3 million for the year ended December 31, 2014 compared to $45.1 million for the year ended December 31, 2013, an increase of $52.2 million, or 115.7%. General and administrative expenses for the year ended December 31, 2014 reflect expenses associated with the new combined operations of the legacy Partnership and Midstream Holdings since March 7, 2014, including $3.3 million for transition service costs from Devon, together with general and administrative expenses of Midstream Holdings prior to March 7, 2014. General and administrative expenses for the year ended December 31, 2013 reflect expenses for Midstream Holdings which primarily consisted of costs allocated by Devon for shared general and administrative services.
Depreciation and Amortization. Depreciation and amortization expenses were $280.3 million for the year ended December 31, 2014 compared to $187.0 million for the year ended December 31, 2013, an increase of $93.3 million, or 49.9%. The increase in depreciation and amortization expenses result from an increase in depreciation expense of $137.9 million related to the legacy Partnership assets acquired in March 2014 together with additional depreciation for net asset additions during 2014. The increase was partially offset by a decrease of $44.6 million in depreciation and amortization expenses related to Midstream Holdings primarily due to the change in depreciation methodology from the units-of-production method to the straight-line method which accounted for $29.4 million of such decrease. The remaining $5.6 million decrease was related to a change in the annual units-of-production rate partially offset by a $1.7 million increase related to assets placed in service during 2013.
Gain on Litigation Settlement. We recognized a gain on the settlement of a lawsuit of $6.1 million for the year ended December 31, 2014 due to a partial settlement of our claims against Texas Brine and its insurers. Additional claims related to this matter remain outstanding.
Interest Expense. Interest expense was $49.8 million for the year ended December 31, 2014. There was no interest expense for the year ended December 31, 2013 as Midstream Holdings did not have any debt. Net interest expense consists of the following (in millions):

Year Ended December 31,
2014
Senior notes	$55.6
Bank credit facility	8.0
Capitalized interest	(11.5)
Amortization of debt issue costs and net discount (premium)	(1.0)
Cash settlements on interest rate swap	(3.6)
Other	2.3
Total	$49.8

Income from Equity Investments. Income from equity investments was $18.9 million for the year ended December 31, 2014 compared to $14.8 million for the year ended December 31, 2013, an increase of $4.1 million. Of this increase in income from equity investments, $1.8 million is attributable to legacy Partnership equity investments. The remaining increase relates to the Partnership's investment in GCF due to an improvement in turnaround downtime experience as compared to the 2013 period.
Income Tax Expense. Income tax expense was $76.4 million for the year ended December 31, 2014 as compared to income tax expense of $67.0 million for the year ended December 31, 2013, an increase of $9.4 million. The increase in income tax expense primarily relates to an increase in our taxable income and an increase in the effective tax rate from 36% to 37.5% between periods.
Net Income (Loss) from Discontinued Operations. Net income from discontinued operations was $1.0 million for the year ended December 31, 2014 as compared to a net loss of $3.6 million for the year ended December 31, 2013, an increase of $4.6 million. The increase is due to Midstream Holdings’ discontinued operations for the year ended December 31, 2013 which included assets that were sold during 2013, while year ended December 31, 2014 includes Predecessor assets that were not contributed to Midstream Holdings as part of the business combination.
Year ended December 31, 2013 Compared to Year ended December 31, 2012
Gross Operating Margin. Gross operating margin was $559.6 million for the year ended December 31, 2013 compared to $479.7 million for the year ended December 31, 2012, an increase of $79.9 million, or 16.7%. Higher gathering, processing and transportation volumes were responsible for an increase in gross operating margin of $32.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Higher volumes were primarily the result of NGL production increasing 25%, resulting in $34.1 million of higher gross operating margin. The increase in NGL production was largely driven by higher inlet volumes at the Cana processing facility, improved efficiencies at the Cana and Bridgeport processing facilities and unplanned downtime impacting Midstream Holdings’ Bridgeport processing facility in 2012. The increase in NGL production was partially offset by slightly lower throughput volumes, primarily on the Predecessor’s East Johnson and Northridge gathering systems.
Changes in pricing led to an increase in gross operating margin of $48.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. Natural gas pipeline fees increased 15%, which resulted in $44.2 million of additional revenues. Additionally, higher residue natural gas prices contributed an additional $32.4 million to gross operating margin. These increases were partially offset by lower margins of $28.2 million primarily due to NGL price declines.
Operating Expenses. Operating expenses were $156.2 million for the year ended December 31, 2013 compared to $149.9 million for the year ended December 31, 2012, an increase of $6.3 million, or 4.2%. The increase primarily relates to an increase of $4.8 million related to higher ad valorem tax assessments on Midstream Holdings’ Cana assets offset by decrease in other expenses.
General and Administrative Expenses. General and administrative expenses were $45.1 million for the year ended December 31, 2013 compared to $41.7 million for the year ended December 31, 2012, an increase of $3.4 million, or 8.2%. The increase is primarily due to higher employee compensation and benefits.
Depreciation and Amortization. Depreciation and amortization expenses were $187.0 million for the year ended December 31, 2013 compared to $145.4 million for the year ended December 31, 2012, an increase of $41.6 million, or 28.6%. The increase primarily resulted from higher capitalized costs on the Cana system. Devon and other producers have continued to grow natural gas production in the Cana-Woodford Shale. As a result, we have increased our throughput capacity by expanding our pipeline and gathering systems and our Cana processing facility.
Income from Equity Investments. Income from equity investments was $14.8 million for the year ended December 31, 2013 compared to $2.0 million for the year ended December 31, 2012. The increase relates to our investment in GCF due to an increase in volumes.
Income Tax Expense. Income tax expense was $67.0 million for the year ended December 31, 2013 as compared to income tax expense of $46.2 million for the year ended December 31, 2012, an increase of $20.8 million. This increase primarily relates to an increase in taxable income related to the Predecessor. During 2013 and 2012, effective income tax rates were 36% for both periods. These rates differed from the U.S. statutory income tax rate due to the effect of state income taxes.
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
Revenue Recognition and Commodity Risk Management. We recognize revenue for sales or services at the time the natural gas, NGL, condensate or crude oil is delivered or at the time the service is performed. We generally accrue one month of sales and the related gas, NGL, condensate or crude oil purchases and reverse these accruals when the sales and purchases are actually invoiced and recorded in the subsequent months. Actual results could differ from the accrual estimates.
We utilize extensive estimation procedures to determine the sales and cost of gas, NGL, condensate or crude oil purchase accruals for each accounting cycle. Accruals are based on estimates of volumes flowing each month from a variety of sources. We use actual measurement data, if it is available, and will use such data as producer/shipper nominations, prior month average daily flows, estimated flow for new production and estimated end-user requirements (all adjusted for the estimated impact of weather patterns) when actual measurement data is not available. Throughout the month following production, actual measured sales and transportation volumes are received and invoiced and used in a process referred to as “actualization”. Through the actualization process, any estimation differences recorded through the accrual are reflected in the subsequent month's accounting cycle when the accrual is reversed and actual amounts are recorded. Actual volumes purchased, processed or sold may differ from the estimates due to a variety of factors including, but not limited to: actual wellhead production or customer requirements being higher or lower than the amount nominated at the beginning of the month; liquids recoveries being higher or lower than estimated because gas processed through the plants was richer or leaner than estimated; the estimated impact of weather patterns being different from the actual impact on sales and purchases; and pipeline maintenance or allocation causing actual deliveries of gas to be different than estimated. We believe that our accrual process for sales and purchases provides a reasonable estimate of such sales and purchases.
We engage in price risk management activities in order to minimize the risk from market fluctuations in the price of natural gas, NGLs, crude oil and condensate. We also manage our price risk related to future physical purchase or sale commitments by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance our future commitments and significantly reduce our risk to the movement in natural gas, NGL and crude oil prices.
We use derivatives to hedge against changes in cash flows related to product prices, as opposed to their use for trading purposes. FASB ASC 815 requires that all derivatives and hedging instruments are recognized as assets or liabilities at fair value. We manage our price risk related to future physical purchase or sale commitments for energy trading activities by entering into either corresponding physical delivery contracts or financial instruments with an objective to balance future commitments and significantly reduce risk related to the movement in natural gas prices. However, we are subject to counter-party risk for both the physical and financial contracts. Our energy trading contracts qualify as derivatives and we use mark-to-market accounting for both physical and financial contracts of the energy trading business. Accordingly, any gain or loss associated with changes in the fair value of derivatives and physical delivery contracts relating to energy trading activities are recognized currently in earnings as gain on derivatives.
Impairment of Long-Lived Assets. In accordance with FASB ASC 360-10-05, we evaluate long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.
When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. Our estimate of cash flows is based on assumptions regarding the purchase and resale margins on natural gas, NGLs and crude oil, volume of gas, NGLs and crude oil available to the asset, markets available to the asset, operating expenses, and future natural gas, NGL product and crude oil prices. The amount of availability of gas, NGLs and crude oil to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas and crude oil prices. Projections of gas, NGL and crude oil volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in regions in which our markets are located;

•	the availability and prices of natural gas, NGLs, crude oil and condensate supply;

•	our ability to negotiate favorable sales agreements;

•	the risks that natural gas, NGLs, crude oil and condensate exploration and production activities will not occur or be successful;

•	our dependence on certain significant customers, producers and transporters of natural gas, NGLs, crude oil and condensate; and

•	competition from other midstream companies, including major energy companies.
Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.
Impairment of Goodwill. Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually as of October 31st, and also whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step process goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit, to which goodwill has been allocated, with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss.
At October 31, 2014, the date of our last impairment test, the fair values of our Texas, Louisiana, Oklahoma, ORV and Corporate reporting units exceeded their related carrying values. The fair value of our Texas, Oklahoma, ORV and Corporate reporting units substantially exceeded their carrying value. However, the fair value of our Louisiana reporting is not substantially in excess of its carrying value. As of October 31, 2014, the fair value of our Louisiana reporting unit exceeded its carrying value by approximately 14 percent. As of December 31, 2014, we had $273.1 million of goodwill allocated to the Louisiana reporting unit.
Significant decreases to our unit price, decreases in commodity prices or negative deviations from projected Louisiana reporting unit earnings could result in a goodwill impairment charge. A goodwill impairment charge would have no effect on liquidity or capital resources. However, it would adversely affect our results of operations in that period.
Due to the inter-relationship of the various estimates involved in assessing goodwill for impairment, it is impractical to provide quantitative analyses of the effects of potential changes in these estimates.
Depreciation Expense and Cost Capitalization. Our assets consist primarily of natural gas, NGL, condensate and crude oil gathering pipelines, processing plants, condensate stabilization facilities, transmission pipelines and trucks. We capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect construction costs include general engineering and the costs of funds used in construction. Capitalized interest represents the cost of funds used to finance the construction of new facilities and is expensed over the life of the constructed assets through the recording of depreciation expense. We capitalize the costs of renewals and betterments that extend the useful life, while we expense the costs of repairs, replacements and maintenance projects as incurred.
Historically, Midstream Holdings depreciated certain property, plant, and equipment using the units-of-production method. As a result of the business combination, Midstream Holdings is operated as an independent midstream company and thus no longer has access to Devon’s proprietary reserve and production data historically used to compute depreciation under the units-of-production method. Additionally, the existing contracts with Devon were revised to a fee-based arrangement with minimum volume commitments. Effective March 7, 2014, the Partnership changed its method of computing depreciation for these assets to the straight-line method, consistent with the depreciation method applied to the Partnership’s legacy assets. In accordance with FASB ASC 250, the Partnership determined that the change in depreciation method is a change in accounting estimate, and accordingly, the straight-line method will be applied on a prospective basis. This change is considered preferable because the straight-line method more accurately reflects the pattern of usage and the expected benefits of such assets.
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
Commodity Price Risk

We are subject to significant risks due to fluctuation in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. Processing margin and POL contracts are two types of contracts under which we process gas and are exposed to commodity price risk. For the year ended December 31, 2014, approximately 1.68% of our processed gas arrangements, based on gross operating margin, were processed under POL contracts. A portion of the volume of inlet gas at our south Louisiana and north Texas processing plants is settled under POL agreements. Under these contracts we receive a fee in the form of a percentage of the liquids recovered and the producer bears all the costs of the natural gas volumes lost (“shrink”). Accordingly, our revenues under these contracts are directly impacted by the market price of NGLs.
We also realize processing gross operating margin under margin contracts and spot purchases. For the year ended December 31, 2014, approximately 2.1% of our processed gas arrangements, based on gross operating margin, was processed under margin contracts and spot purchases. We have a number of margin contracts on our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas shrink and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction or PTR.
We are also indirectly exposed to commodity prices due to the negative impacts on production and the development of production of natural gas, NGLs, condensate and crude oil connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products could reduce the demand for our services and volumes on our systems.
In the past, the prices of oil, natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2014 ranged from a high of $107.26 per Bbl in June 2014 to a low of $53.27 per Bbl in December 2014. Weighted average NGL prices in 2014 (based on the Oil Price Information Service (OPIS) Napoleonville daily average spot liquids prices) ranged from a high of $1.22 per gallon in February 2014 to a low of $0.45 per gallon in December 2014. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2014 ranged from a high of $7.94 per MMBtu in March 2014 to a low of $2.75 per MMBtu in December 2014.
Changes in commodity prices may also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas, NGLs, condensate and crude oil we gather and process. The volatility in commodity prices may cause our gross operating margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. For a discussion of our risk management activities, please read “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Liquidity and Capital Resources
Cash Flows from Operating Activities.    Net cash provided by operating activities was $457.3 million, $330.3 million and $209.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Operating cash flows and changes in working capital for 2014, 2013 and 2012 were as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Operating cash flows before working capital	$580.9	$338.2	$229.8
Changes in working capital	(123.6)	(7.9)	(20.1)
Total	$457.3	$330.3	$209.7
The primary reason for the increase in cash flows before working capital of $242.7 million from 2013 to 2014 relates to an increase in gross operating margin from the acquired legacy Partnership assets and Midstream Holdings assets. The decrease in working capital for 2014 related to fluctuations in trade receivable and payable balances is due to timing of collection and payments and changes in inventory balances due to normal operating fluctuations. Further, prior to March 7, 2014, all cash receipts for the Predecessor were deposited into Devon’s bank accounts, and all cash disbursements were made from these accounts. Cash transactions handled by Devon were reflected in intercompany advances between Devon and the Predecessor, all of which were settled through an adjustment to equity and reflected in cash flows from financing activities. Subsequent to March 7, 2014, Midstream Holdings handles all of its cash transactions and the changes in working capital are reflected in our cash flows from operating activities.
The increase in cash flows from 2013 to 2012 is primarily driven by the fluctuations in volume and price described previously in results of operations.

Cash Flows from Investing Activities.    Net cash used in investing activities was $1,041.3 million, $243.2 million and $352.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Our primary use of cash related to investing activities for the years ended December 31, 2014, 2013 and 2012 was acquisition costs and capital expenditures, net of accrued amounts, and an investment in equity investments as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Growth capital expenditures	$726.5	$180.8	$249.5
Maintenance capital expenditures	37.1	63.5	87.7
Acquisition of business and asset purchases	283.0	—	—
Proceeds from sale of property	(0.1)	—	—
Investment in equity investments	5.7	—	17.1
Distribution from equity investment company in excess of earnings	(10.9)	(1.1)	(1.9)
Total	$1,041.3	$243.2	$352.4
Cash Flows from Financing Activities.    Net cash provided by financing activities was $652.4 million and $86.2 million for the years ended December 31, 2014 and 2012, respectively, and net cash used in financing activities was 151.2 million for the year ended 2013. Our primary financing activities subsequent to March 7, 2014 consist of the following (in millions):

Year Ended December 31,
2014
Net borrowings (repayments) under the Partnership's credit facility	$(140.0)
Net repayments on the Company's credit facility	(75.1)
Net repayments on E2 credit facility	(13.8)
The Partnership's senior unsecured notes borrowings	1,600.7
Redemption of the Partnership's 2018 notes	(760.3)
Partial redemption of the Partnership's 2022 notes	(36.4)
Net repayments under capital lease obligations	(3.0)
Debt refinancing costs	(19.7)
Proceeds from issuance of Partnership units	412.0
_______________________________________________________________________________
Distributions to unitholders and non-controlling partners in the Partnership are also primary uses of cash in financing activities. Total cash distributions made during the year ended December 31, 2014 were as follows (in millions):

Year ended December 31,
2014 (1)
Distributions to members	$89.0
Non-controlling partner distributions	204.3
Total	$293.3
_______________________________________________________________________________
(1) Excludes distribution declared for the fourth quarter of 2014, which was paid on February 13, 2015.
Prior to the business combination, Midstream Holdings’ continuing operations had no separate cash accounts. The owner contributions and distributions represent the net amount of all transactions that were settled with adjustments to equity. Midstream Holdings had distributions of $21.3 million to Devon for the year ended December 31, 2014 (relating to the period from January 1, 2014 to March 6, 2014), distributions to Devon of $151.2 million for the year ended December 31, 2013 and contributions from Devon of $87.8 million for the year ended December 31, 2012.

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our revolving credit facility. The Partnership borrows money under the Partnership's credit facility to fund checks as they are presented. As of December 31, 2014, we had approximately $749.1 million of available borrowing capacity under this facility. Change in drafts payable for 2014 was as follows (in millions):

	Years ended December 31,
	2014	2013	2012
Increase (decrease) in drafts payable	$10.2	$—	$(1.6)
Capital Requirements. Our 2015 capital budget includes around $500.0 million of identified growth projects, including capitalized interest. The Partnership's primary capital projects for 2015 include the construction of its ORV condensate pipeline, Bearkat plant facilities and West Texas expansion project. During 2014, the Partnership invested in several capital projects which primarily included the expansion of the Cajun-Sibon NGL Pipeline and the construction of the Bearkat facilities. See “Item 1. Business—Recent Growth Developments” for further details.
The Partnership expects to fund its 2015 maintenance capital expenditures of approximately $50.0 million from operating cash flows. The Partnership expects to fund the growth capital expenditures from the proceeds of borrowings under its bank credit facility discussed below and proceeds from other debt and equity sources. In 2015, it is possible that not all of the planned projects will be commenced or completed. The Partnership's ability to pay distributions to its unitholders, and to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond its control.
Off-Balance Sheet Arrangements.    We had no off-balance sheet arrangements as of December 31, 2014, 2013 and 2012.
Total Contractual Cash Obligations.    A summary of our total contractual cash obligations as of December 31, 2014 is as follows (in millions):

	Payments Due by Period
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$1,762.5	$—	$—	$—	$—	$400.0	$1,362.5
Partnership's bank credit facility	237.0	—	—	—	—	237.0	—
Other Debt	0.4	0.2	0.1	0.1	—	—	—
Interest payable on fixed long-term debt obligations	1,403.8	79.6	81.3	81.3	81.3	75.9	1,004.4
Capital lease obligations	23.0	4.8	4.8	6.8	2.9	1.6	2.1
Operating lease obligations	119.1	11.6	9.2	6.6	11.5	9.0	71.2
Purchase obligations	86.8	86.8	—	—	—	—	—
Delivery contract obligation	80.7	17.9	17.9	17.9	17.9	9.1	—
Inactive easement commitment*	8.0	1.0	1.0	1.0	1.0	1.0	3.0
Uncertain tax position obligations	2.0	2.0	—	—	—	—	—
Total contractual obligations	$3,723.3	$203.9	$114.3	$113.7	$114.6	$733.6	$2,443.2
_______________________________________________________________________________
* Amounts related to inactive easements paid as utilized with remaining balance of easements not utilized due at end of 10 years.
The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.
The interest payable under the Partnership's credit facility and the Company's credit facility is not reflected in the above table because such amounts depend on outstanding balances and interest rates, which will vary from time to time. However, given the same borrowing amount and rates in effect at December 31, 2014 the Partnership's cash obligation for interest expense on its credit facility would be approximately $4.5 million per year. The Company's credit facility had no outstanding borrowing as of December 31, 2014.

Indebtedness
As of December 31, 2014, long-term debt consisted of the following (in millions):

2014
Partnership credit facility (due 2019), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2014 was 1.9%	$237.0
Company bank credit facility (due 2019)	—
The Partnership's senior unsecured notes (due 2019), net of discount of $0.5 million, which bear interest at the rate of 2.70%	399.5
The Partnership's senior unsecured notes (due 2022), including a premium of $21.9 million, which bear interest at the rate of 7.125%	184.4
The Partnership's senior unsecured notes (due 2024), including a premium of $3.2 million, which bear interest at the rate of 4.40%	553.2
The Partnership's senior unsecured notes (due 2044), net of discount of $0.3 million, which bear interest at the rate of 5.60%	349.7
The Partnership's senior unsecured notes (due 2045), net of discount of $1.7 million, which bear interest at the rate of 5.05%	298.3
Other Debt	0.4
Debt classified as long-term	$2,022.5

Company Credit Facility.  On March 7, 2014, the Company entered into a new $250.0 million revolving credit facility, which includes a $125.0 million letter of credit subfacility (the “credit facility”).  The Company used borrowings under the credit facility to repay outstanding borrowings under the margin loan facility of XTXI Capital, LLC (a former wholly-owned subsidiary of EnLink Midstream, Inc.), which was paid in full and terminated on March 7, 2014.  Our obligations under the credit facility are guaranteed by two of our wholly-owned subsidiaries and secured by first priority liens on (i) 17,431,152 Partnership common units and the 100% membership interest in the General Partner indirectly held by us, (ii) the 100% equity interest in each of our wholly-owned subsidiaries held by us, (iii) the limited partner interest in Midstream Holdings held by us and (iv) any additional equity interests subsequently pledged as collateral under the credit facility.
The credit facility will mature on March 7, 2019.  The credit facility contains certain financial, operational and legal covenants.  The financial covenants are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter, and include (i) maintaining a maximum consolidated leverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) of 4.00 to 1.00, provided that the maximum consolidated leverage ratio is 4.50 to 1.00 during an acquisition period (as defined in the credit facility) and (ii) maintaining a minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) of 2.50 to 1.00 at all times prior to the occurrence of an investment grade event (as defined in the credit facility).
Borrowings under the credit facility bear interest, at our option, at either the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin.  The applicable margins vary depending on our leverage ratio.  Upon breach by us of certain covenants governing the credit facility, amounts outstanding under the credit facility, if any, may become due and payable immediately and the liens securing the credit facility could be foreclosed upon.
As of December 31, 2014, there were no borrowings under the credit facility, leaving $250.0 million available for future borrowing based on the borrowing capacity of $250.0 million.
Partnership Credit Facility. On February 20, 2014, the Partnership entered into a new $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “Partnership credit facility”). On February 5, 2015, the commitments under the Partnership credit facility were increased to $1.5 billion and the maturity date was extended by a year. The Partnership credit facility will mature on the sixth anniversary of the initial funding date, which was March 7, 2014, unless the Partnership requests, and the requisite lenders agree, to extend it pursuant to its terms. The Partnership credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Partnership credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA may increase to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.

Borrowings under the Partnership credit facility bear interest at the Partnership’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin. The applicable margins vary depending on the Partnership’s credit rating. Upon breach by the Partnership of certain covenants governing the Partnership credit facility, amounts outstanding under the Partnership credit facility, if any, may become due and payable immediately.
As of December 31, 2014, there were $13.9 million in outstanding letters of credit and $237.0 million in outstanding borrowings under the Partnership credit facility, leaving approximately $749.1 million available for future borrowing based on the borrowing capacity of $1.0 billion.

Pricing Levels	Debt Ratings	Applicable Rate Commitment Fee	EuroDollar Rate/Letter of Credit	Base Rate +
1	A-/A3 or better	0.100%	1.000%	—%
2	BBB+/Baa1	0.125%	1.125%	0.125%
3	BBB/Baa2	0.175%	1.250%	0.250%
4	BBB-/Baa3	0.225%	1.500%	0.500%
5	BB+/Ba1	0.275%	1.625%	0.625%
6	BB/Ba2 or worse	0.350%	1.750%	0.750%
Senior Unsecured Notes.    On March 7, 2014, the Partnership recorded, in the business combination, $725.0 million in aggregate principal amount of 8.875% senior unsecured notes (the “2018 Notes”) due on February 15, 2018. As a result of the business combination, the 2018 Notes were recorded at fair value in accordance with acquisition accounting at an amount of $761.3 million, including a premium of $36.3 million, as of March 7, 2014.
On March 7, 2014, the Partnership recorded, in the business combination, $196.5 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December. As a result of the business combination, the 2022 Notes were recorded at fair value in accordance with acquisition accounting at an amount of $226.0 million, including a premium of $29.5 million. On July 20, 2014, the Partnership redeemed $18.5 million aggregate principal amount of the 2022 Notes for $20.0 million, including accrued interest. On September 20, 2014, the Partnership redeemed an additional $15.5 million aggregate principal amount of the 2022 Notes for $17.0 million, including accrued interest. The Partnership recorded a gain on extinguishment of debt related to the redemption of the 2022 Notes of $2.4 million for the year ended December 31, 2014.
On March 12, 2014, the Partnership commenced a tender offer to purchase any and all of the outstanding 2018 Notes. Approximately $536.1 million, or approximately 74%, of the 2018 Notes were validly tendered and on March 19, 2014, the Partnership made a payment of approximately $567.4 million for all such tendered 2018 Notes. Also on March 19, 2014, the Partnership delivered a notice of redemption for any and all outstanding 2018 Notes. All remaining outstanding 2018 Notes were redeemed on April 18, 2014 for $200.2 million, including accrued interest. The Partnership recorded a gain on extinguishment of debt related to the redemption of the 2018 Notes of $0.7 million for the year ended December 31, 2014.
On March 19, 2014, the Partnership issued $1.2 billion aggregate principal amount of unsecured senior notes, consisting of $400.0 million aggregate principal amount of its 2.700% senior notes due 2019 (the “2019 Notes”), $450.0 million aggregate principal amount of its 4.400% senior notes due 2024 (the “Initial 2024 Notes”) and $350.0 million aggregate principal amount of its 5.600% senior notes due 2044 (the “2044 Notes” ), at prices to the public of 99.850%, 99.830% and 99.925%, respectively, of their face value. The 2019 Notes mature on April 1, 2019, the 2024 Notes mature on April 1, 2024 and the 2044 Notes mature on April 1, 2044. The interest payments on the 2019 Notes, 2024 Notes and 2044 Notes are due semi-annually in arrears in April and October.
On November 12, 2014, the Partnership issued $400 million aggregate principal amount of unsecured senior notes, consisting of $100.0 million aggregate principal amount of its 4.400% senior notes due 2024 (the “Additional 2024 Notes” and together with the Initial 2024 Notes, the “2024 Notes”) and $300.0 million aggregate principal amount of its 5.050% senior notes due 2045 (the “2045 Notes,” and, together with the 2018 Notes, 2019 Notes, 2022 Notes, 2024 Notes and 2044 Notes, the “Senior Notes”), at prices to the public of 104.007% and 99.452%, respectively, of their face value. The Additional 2024 Notes and the Initial 2024 Notes are treated as a single class of debt securities and have identical terms, other than the issue date. The 2045 Notes mature on April 1, 2045, and the interest payments on the 2045 Notes are due semi-annually in arrears in April and October.
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
Prior to October 1, 2044, the Partnership may redeem all or a part of the 2045 Notes at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2045 Notes to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2045 Notes to be redeemed that would be due after the related redemption date but for such redemption (exclusive of interest accrued to, but excluding, the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus 30 basis points; plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after October 1, 2044, the Partnership may redeem all or a part of the 2045 Notes at a redemption price equal to 100% of the principal amount of the 2045 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.
The indentures governing the Senior Notes contain covenants that, among other things, limit our ability to create or incur certain liens or consolidate, merge or transfer all or substantially all of our assets.
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
Other Borrowings. On December 31, 2014, E2 Energy Services, LLC, one of the Ohio services companies in which the Partnership invests had certain promissory notes outstanding related to its vehicle fleet in the amount of $0.4 million due in increments through July 2017. The notes bear interest at fixed rates ranging 3.9% to 7.0%.

Credit Risk
Risks of nonpayment and nonperformance by the Partnership's customers are a major concern in it business. The Partnership is subject to risks of loss resulting from nonpayment or nonperformance by its customers and other counterparties, such as its lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by the Partnership's customers could adversely affect its results of operations and reduce its ability to make distributions to its unitholders.
Inflation
Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry's labor and material costs remained relatively unchanged in 2012, 2013 and 2014. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property, plant and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation and the Partnership's existing agreements, the Partnership has and will continue to pass along increased costs to its customers in the form of higher fees.
Environmental
The Partnership's operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. The Partnership believes it is in material compliance with all applicable laws and regulations. For a more complete discussion of the environmental laws and regulations that impact the Partnership, see “Item 1. Business—Environmental Matters.”
Contingencies
The Partnership is involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on its financial position or results of operations.
At times, the Partnership’s gas-utility and common carrier subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain. As a result, the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership’s gas-utility subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value, if any, of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on the Partnership’s consolidated results of operations or financial condition.
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
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies, seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to the United States District Court for the Eastern District of Louisiana. The amount of damages is unspecified. The Partnership's subsidiary, EnLink LIG, LLC, is one of the named defendants as the owner of pipelines in the area. On February 13, 2015, the court granted defendants’ joint motion to dismiss and dismissed the plaintiff’s claims with prejudice. The court’s ruling is subject to appeal. The Partnership intends to vigorously defend the case. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.
The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs. The Partnership is seeking to recover its losses from responsible parties. The Partnership has sued Texas Brine, the operator of a failed cavern in the area, and its insurers seeking recovery for this damage. The Partnership also filed a claim with its insurers, which its insurers denied its claim. The Partnership disputed the denial and sued its insurers, but the Partnership has agreed to stay the matter pending resolution of its claims against Texas Brine and its insurers. In August 2014, The Partnership received a partial settlement with respect to the Texas Brine claims in the amount of $6.1 million, but additional claims remain outstanding. The Partnership cannot give assurance that it will be able to fully recover its losses through insurance recovery or claims against responsible parties.
In June 2014, a group of landowners in Assumption Parish, Louisiana added a subsidiary of the Partnership, EnLink Processing Services, LLC, as a defendant in a pending lawsuit they had filed against Texas Brine Company, LLC, Occidental

Chemical Corporation, and Vulcan Materials Company relating to claims arising from the Bayou Corne sinkhole. The suit is pending in the 23rd Judicial Court, Assumption Parish, Louisiana. Although plaintiffs’ claims against the other defendants have been pending since October 2012, plaintiffs are now alleging that EnLink Processing Services, LLC’s negligence also contributed to the formation of the sinkhole. The amount of damages is unspecified. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable. The Partnership intends to vigorously defend the case. The Partnership has also filed a claim for defense and indemnity with its insurers.
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
Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that are based on information currently available to management as well as management's assumptions and beliefs. All statements, other than statements of historical fact, included in this Annual Report constitute forward-looking statements, including but not limited to statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate” and “expect” and similar expressions. Such statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions; however, such statements are subject to certain risks and uncertainties. In addition to the specific uncertainties discussed elsewhere in this Annual Report, the risk factors set forth in “Item 1A. Risk Factors” may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events or otherwise.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas, NGLs and crude oil. In addition, we are also exposed to the risk of changes in interest rates on floating rate debt.
Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the CFTC to regulate certain markets for derivative products, including OTC derivatives. The CFTC has issued several new relevant regulations and other rulemakings are pending at the CFTC, the product of which would be rules that implement mandates in new legislation to cause significant portions of derivatives markets to clear through clearinghouses. The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any future new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition and our results of operations.
Commodity Price Risk
We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements as summarized below. Approximately 89% of our processing margins are from fixed fee based contracts.

1.
Processing margin contracts:   Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications.

2.
Percent of liquids contracts:    Under these contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under percent of liquids contracts, but do decline during periods of low NGL prices.

3.	Fee based contracts: Under these contracts we have no direct commodity price exposure and are paid a fixed fee per unit of volume that is processed.
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
We have hedged our exposure to fluctuations in prices for natural gas and NGL volumes produced for our account. We hedge our exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month to month processing options. Further, we have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon our expected equity NGL composition.
The following table sets forth certain information related to derivative instruments outstanding at December 31, 2014 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by OPIS. The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability)
						(In millions)

January 2015 - December 2016	Ethane	1,168	(MBbls)	Index	$0.2873/gal	$(4.3)
January 2015 - December 2016	Propane	1,171	(MBbls)	Index	$1.0147/gal	23.6
January 2015 - November 2015	Normal Butane	53	(MBbls)	Index	$1.1437/gal	1.0
January 2015 - November 2015	Natural Gasoline	44	(MBbls)	Index	$1.8117/gal	1.4
January 2015 - November 2015	Natural Gas	1,225	(MMBtu/d)	$4.0818/MMBtu*	Index	(0.4)
						$21.3
_______________________________________________________________________________

*	weighted average
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
As of December 31, 2014, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were net fair value assets of $21.7 million. The aggregate effect of a hypothetical 10%, increase or decrease, in gas and NGL prices would result in a change of approximately $2.3 million in the net fair value of these contracts as of December 31, 2014.
Interest Rate Risk
The Company had no outstanding borrowings on its variable rate bank credit facility as of December 31, 2014

The Partnership is exposed to interest rate risk on its variable rate bank credit facility. At December 31, 2014, the Partnership's credit facility had $237.0 million outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change our annual interest expense by approximately $2.4 million for the year.
We are not exposed to changes in interest rates with respect to our senior unsecured notes due in 2019, 2022, 2024, 2044, or 2045 as these are fixed rate obligations. The estimated fair value of our senior unsecured notes was approximately $1,788.7 million as of December 31, 2014, based on market prices of similar debt at December 31, 2014. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $157.7 million decrease in fair value of our senior unsecured notes at December 31, 2014.
Item 8.    Financial Statements and Supplementary Data
The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required by this Item are set forth on pages F-1 through F-44 of this Report and are incorporated herein by reference.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
(a)    Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2014), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.
(b)    Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Internal Control Over Financial Reporting
See “Management's Report on Internal Control over Financial Reporting” on page F-2.
Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The following table shows information about the executive officers and board of directors (the “Board”) of EnLink Midstream Manager, LLC, our managing member (the “Managing Member”). Executive officers serve until their successors are elected or appointed.

Name	Age	Position with the Managing Member
Barry E. Davis	53	President, Chief Executive Officer and Director
Michael J. Garberding	46	Executive Vice President and Chief Financial Officer
Steve J. Hoppe	52	Executive Vice President and President of Gas Gathering, Processing and Transmission
McMillan (Mac) Hummel	52	Executive Vice President and President of Natural Gas Liquids and Crude
Alaina Brooks	40	Senior Vice President, General Counsel and Secretary
Stan Golemon	51	Senior Vice President-Engineering and Operations
John Richels	63	Chairman of the Board
Thomas L. Mitchell	54	Director
David A. Hager	58	Director and Member of the Governance and Compensation Committee
Darryl G. Smette	67	Director
Mary P. Ricciardello**	59	Director and Member of the Audit and Conflicts Committee
James C. Crain**	66	Director and Member of the Audit Committee
Leldon E. Echols**	59	Director and Member of Audit* Committee
Rolf A. Gafvert**	61	Director and Member of the Conflicts and Governance and Compensation* Committees
_______________________________________________________________________________

*	Denotes chairman of committee.

**	Denotes independent director.
 Barry E. Davis, President, Chief Executive Officer and Director, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which transaction resulted in the formation of our predecessor. Mr. Davis has served as director since our initial public offering in December 2002. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a B.B.A. in Finance from Texas Christian University. Mr. Davis also serves as a director for EnLink Midstream, LLC. Mr. Davis's leadership skills and experience in the midstream natural gas industry, among other factors, led the Board to conclude that he should serve as a director.
Michael J. Garberding, Executive Vice President and Chief Financial Officer, joined our general partner in February 2008. Mr. Garberding assumed the role of Senior Vice President and Chief Financial Officer in August 2011 and the role of Executive Vice President and Chief Financial Officer in January 2013. Mr. Garberding previously led the finance and business development organization for the Partnership. Mr. Garberding has 25 years of experience in finance and accounting. From 2002 to 2008, Mr. Garberding held various finance and business development positions at TXU Corporation, including assistant treasurer. In addition, Mr. Garberding worked at Enron North America as a Finance Manager and Arthur Andersen LLP as an Audit Manager. He received his Masters in Business Administration from the University of Michigan in 1999 and his B.B.A. in Accounting from Texas A&M University in 1991.
Steve J. Hoppe, Executive Vice President and President of Gas Gathering, Processing and Transmission, joined our general partner in March 2014. Previously, Mr. Hoppe served as Senior Vice President of Midstream Operations for Devon, which he joined in 2007. Mr. Hoppe has more than 25 years of midstream energy-industry experience, including eight years at Thunder Creek Gas Services, where he most recently served as President. Mr. Hoppe holds a Bachelor of Science degree in civil engineering from the University of Wyoming.
McMillan (Mac) Hummel, Executive Vice President and President of Natural Gas Liquids and Crude, joined our general partner in March 2014. Previously, Mr. Hummel served in various positions with The Williams Companies, which he joined in 1985, including Vice President of Commodity Services, Vice President of Natural Gas Liquids and Olefins and Vice President of Western Region Gathering and Processing. Mr. Hummel began his career with Williams serving as Director of Business Development for the Northwest Pipeline while living in Calgary, Alberta. Mr. Hummel has been a member of the American Fuel & Petrochemical Manufacturers Petrochemical Committee and the Association of Oil Pipe Lines Pipeline Subcommittee. Mr. Hummel earned a Bachelor of Science degree in accounting and a Masters of Business Administration from the University of Utah.
Alaina K. Brooks, Senior Vice President, General Counsel and Secretary, joined our general partner in 2008. Ms. Brooks has served in several legal roles within EnLink Midstream, most recently as Deputy General Counsel before assuming the role of Senior VP, General Counsel and Secretary in September 2014. In Ms. Brooks' current role, she serves on EnLink

Midstream’s Senior Leadership Team and leads the company’s legal and regulatory functions. Before joining the our general partner in 2008, Ms. Brooks practiced law at Weil, Gotshal & Manges LLP and Baker Botts LLP, where she counseled clients on matters of complex commercial litigation, risk management and taxation. Ms. Brooks is a Certified Public Accountant and holds a Juris Doctor degree from Duke University School of Law and Bachelor of Science and Master of Science degrees in accounting from Oklahoma State University.
Stan Golemon, Senior Vice President—Engineering and Operations, joined our general partner in May 2008. Mr. Golemon has 25 years of experience in engineering, operations and commercial development in the midstream and exploration and production industries. From 1997 to 2008, Mr. Golemon held various midstream engineering, commercial, and management positions with Union Pacific Resources and its successor company Anadarko Petroleum Corporation including General Manager of Midstream Engineering and Engineering Supervisor. Mr. Golemon also spent 3 years with The Arrington Corporation consulting on sulfur recovery operations and Process Safety Management. Mr. Golemon began his career with ARCO Oil and Gas Company where he worked in plant engineering, onshore facilities engineering and offshore facilities engineering. Mr. Golemon graduated summa cum laude from Louisiana Tech University in 1985 with a Bachelor of Science degree in Chemical Engineering.
John Richels has been President and Chief Executive Officer of Devon since June 2010. From January 2004 to June 2010, Mr. Richels served as President of Devon. He joined the Board of Directors of Devon in 2007. Prior to 2004, Mr. Richels served as a Senior Vice President of Devon and President and Chief Executive Officer of Devon’s Canadian subsidiary. Mr. Richels joined Devon through its 1998 acquisition of Canadian-based Northstar Energy Corp. Prior to joining Northstar, Mr. Richels was Managing and Chief Operating Partner of the Canadian-based national law firm, Bennett Jones. Mr. Richels has served as a director of the Managing Member and the General Partner since the completion of the business combination on March 7, 2014. Mr. Richels also currently serves on the Boards of Devon, TransCanada Corp. and BOK Financial Corporation. He holds a Bachelor of Arts degree in Economics from York University and a law degree from the University of Windsor. Mr. Richels was appointed to the Board and due to his extensive knowledge of the energy industry, including his experience with Midstream Holdings’ assets and operations.
Thomas L. Mitchell has over 30 years of experience in the oil and gas industry and joined Devon as Executive Vice President and Chief Financial Officer in February 2014. Prior to Devon, Mr. Mitchell served on the board of directors and as the Executive Vice President and Chief Financial Officer of Midstates Petroleum Company throughout its initial public offering process. Prior to that, Mr. Mitchell served as Senior Vice President and Chief Financial Officer of Noble Corporation and spent 18 years with Apache Corporation in various financial and commercial roles. Mr. Mitchell has served as a director of the Managing Member and the General Partner since the completion of the business combination on March 7, 2014. He also is a Director on the Board of Hines Global REIT, Inc., a public real estate investment trust managed by Hines Interests, and holds a Bachelor of Science degree in Accounting from Bob Jones University. Mr. Mitchell was selected to serve as a director due to his affiliation with Devon, his knowledge of the energy business and his financial and business expertise.
David A. Hager is the Chief Operating Officer of Devon. He joined Devon in 2009 as Executive Vice President of Exploration and Production. Prior to Devon, Mr. Hager held several positions within Kerr-McGee Corp, most recently as Chief Operating Officer in the period just before its merger with Anadarko Petroleum. Mr. Hager was a Director and Chairman of the Reserves Committee on Devon’s Board from 2007 until 2009 and has served as a Director for Pride International, Inc. Mr. Hager has served as a director of the Managing Member and the General Partner since the completion of the business combination on March 7, 2014. He holds a Bachelor of Science degree in Geophysics from Purdue University and a Master’s in Business Administration degree from Southern Methodist University. Mr. Hager was selected to serve as a director due to his affiliation with Devon, his knowledge of the energy business and his business expertise.
Darryl G. Smette has been the Executive Vice President Marketing, Facilities, Pipelines and Supply Chain of Devon since 1999. Prior to joining Devon, he spent 15 years in various marketing roles with Energy Reserves Group Inc. / BHP Petroleum (Americas) Inc. He is involved with the University of Texas Department of Continuing Education as an oil and gas industry instructor. Mr. Smette is also a member of the Oklahoma Independent Producers Association, Natural Gas Association of Oklahoma and the American Gas Association. Mr. Smette has served as a director of the Managing Member and the General Partner since the completion of the business combination on March 7, 2014. He also is serving as a Director on the Board of Panhandle Oil & Gas Inc. and holds a Bachelor degree from Minot State University and a Masters in Business Administration degree from Wichita State University. Mr. Smette was selected to serve as a director due to his affiliation with Devon, his knowledge of the midstream business and his business expertise.
Mary P. Ricciardello was Senior Vice President and Chief Accounting Officer at Reliant Energy Inc., a leading independent power producer and marketer until 2002. She began her career with Reliant in 1982 and served in various financial management positions with the company including Comptroller, Senior Vice President and Chief Accounting Officer. Ms. Ricciardello has served as a director of the Managing Member and the General Partner since the completion of the business combination on March 7, 2014. Ms. Ricciardello also serves on the Board of Directors of Devon, Noble Corporation and Midstates Petroleum Company, and has served on the Board of Directors for US Concrete. Ms. Ricciardello holds a Bachelor of Science degree in Business Administration from the University of South Dakota and a Master’s in Business Administration with an emphasis in Finance from the University of Houston. She is a licensed Certified Public Accountant. Ms. Ricciardello was selected to serve as a director due to her qualifications as a financial expert and her extensive experience in the energy industry, corporate finance and tax matters.
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
Board Meetings and Attendance
Our Board met 6 times in 2014. All incumbent directors attended in excess of 75% of the total number of meetings of our Board and committees of our Board on which they served.
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
Section 16(a)—Beneficial Ownership Reporting Compliance
Based on our records, except as set forth in the following, we believe that during 2014 all reporting persons complied with the Section 16(a) filing requirements applicable to them.
Item 11.    Executive Compensation
We do not directly employ any of the persons responsible for managing our business. The Managing Member manages our operations and activities, and its Board and officers make decisions on our behalf. The compensation of the executive officers and directors of the Managing Member is determined by the Board upon the recommendation of its Governance and Compensation Committee. Our named executive officers also serve as executive officers of EnLink Midstream GP, LLC, our indirect wholly-owned subsidiary and the general partner of EnLink Midstream Partners, LP; therefore, the compensation of our named executive officers reflects total compensation for services both to us and the Partnership during the year ended December 31, 2014. We pay all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. We currently pay a monthly fee to EnLink Midstream GP, LLC to cover our portion of administrative and compensation costs, including compensation costs relating to the named executive officers.

Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to EnLink Midstream LLC, we estimate that such officers devoted the following percentage of their time to the business of EnLink Midstream Partners, LP and to EnLink Midstream, LLC, respectively, for 2014:

Executive Officer or Director	Percentage of Time Devoted to Business of EnLink Midstream Partners, LP	Percentage of Time Devoted to Business of EnLink Midstream, LLC
Barry E. Davis	80%	20%
Steve J. Hoppe	90%	10%
Mac Hummel	90%	10%
Michael J. Garberding	65%	35%
Stan Golemon	100%	—
Governance and Compensation Committee Report
The Governance and Compensation Committee has reviewed and discussed with management the following section titled “Compensation Discussion and Analysis.” Based upon its review and discussions, the Governance and Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Compensation Discussion and Analysis
The Charter of the Governance and Compensation Committee includes the following:

•
The Governance and Compensation Committee has general oversight responsibility for the Company’s compensation plans, policies and programs. This general oversight responsibility includes reviewing and approving compensation policies and practices for all employees, overall payroll, bonus plans, overall bonus payouts, setting bonus targets, and other general compensation matters.

•
The Governance and Compensation Committee is authorized to make awards under the Company’s long-term incentive plans. The Governance and Compensation Committee will review and approve the total number of awards to be made from time to time. The allocation of those awards to employees that are not “Executive Officers” (as defined below) will be made by the Chief Executive Officer.

•
Not less than annually, the Governance and Compensation Committee will review the Company’s executive compensation plans and policies. The Governance and Compensation Committee will review the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, any officer designated as a “Section 16 Officer” and each other officer that the Governance and Compensation Committee or the Board may designate (collectively referred to as the “Executive Officers”). The Governance and Compensation Committee will evaluate the performance of the Chief Executive Officer, and, together with the Chief Executive Officer, the performance of each other Executive Officer. The Governance and Compensation Committee will at least annually review each Executive Officer’s base compensation, bonus, awards under the Company’s long-term incentive plans, and any other compensation, and make recommendations to the Board regarding each Executive Officer’s compensation. No Executive Officer may be present during any voting or deliberations by the Governance and Compensation Committee regarding his or her compensation.

•
The Governance and Compensation Committee will review the policies of the Company and the General Partner regarding the compensation of directors serving on the Board and the Board of Directors of the General Partner (the “GP Board”) and make recommendations to the Board regarding such compensation, including meeting fees, committee fees and equity-based compensation.

•
The Governance and Compensation Committee will review and oversee the Company’s succession plans and leadership development programs for the Chief Executive Officer and the other Executive Officers, including reviewing from time to time reports and presentations regarding human resources, executive development, staffing, training, performance management, career development and other related matters as necessary.

•
The Governance and Compensation Committee will review and approve the terms of any employment contracts, severance agreements, or other contracts with any Executive Officer, provided that the Board reserves to itself the approval of the compensation of the Executive Officers.

In order to compete effectively in our industry, it is critical that we attract, retain and motivate leaders that are best positioned to deliver financial and operational results that benefit our unitholders. It is the Governance and Compensation

Committee’s responsibility to design and administer compensation programs that achieve these goals, and to make recommendations to the Board to approve and adopt these programs.
Compensation Philosophy and Principles
Our executive compensation is designed to attract, retain and motivate top-tier executives and align their individual interests with the interests of our unitholders. The compensation of each of our executives is comprised of base salary, bonus opportunity and equity-based awards under our long-term incentive plans. The Governance and Compensation Committee’s philosophy is to generally target the 50th percentile of our Peer Group (discussed below) for base salaries, target the 50th percentile of our Peer Group for bonuses (but retain discretion to reduce or increase bonus amounts to address individual performance) and to provide executives the opportunity to earn long-term compensation, in the form of equity, in the top quartile relative to our Peer Group.
The Governance and Compensation Committee considers the following principles in determining the total compensation of the named executive officers:

•	in order to achieve its goals, it is critical that we attract, retain and motivate highly qualified executive officers;

•	base salary and bonus opportunities must be competitive in order to attract, retain and motivate highly qualified executive officers;

•
equity-based incentive compensation should represent a significant portion of the executive’s total compensation in order to retain and incentivize highly qualified executives and align their individual long-term interests with the interests of unitholders;

•
compensation programs must be sufficiently flexible to address special circumstances, which include payments under retention plans specifically targeted to retain highly qualified officers during challenging times; and

•	the overall compensation program should drive performance and reward contributions in support of our business strategies and achievements.
Compensation Methodology
Annually, the Governance and Compensation Committee reviews our executive compensation program in total and each element of compensation specifically. The review includes an analysis of the compensation practices of other companies in our industry, the competitive market for executive talent, the evolving demands of the business, specific challenges that we may face, and individual contributions to the Company and the Partnership. The Governance and Compensation Committee recommends to the Board adjustments to the overall compensation program and to its individual components as the Governance and Compensation Committee determines necessary to achieve our goals. The Governance and Compensation Committee periodically retains consultants to assist in its review and to provide input regarding its compensation program and each of its elements.
With respect to compensation objectives and decisions regarding the named executive officers for fiscal 2014, the Governance and Compensation Committee has reviewed market data with respect to peer companies provided by Meridian Compensation Partners, LLC ( “Meridian”) in determining relevant compensation levels and compensation program elements for our named executive officers, including establishing their respective base salaries. In addition, Meridian has provided guidance on current industry trends and best practices to the Governance and Committee. The market data that the Governance and Committee reviewed included the base salary, bonus structure, bonus methodology and short and long-term compensation elements paid to executive officers in similar positions at our peer companies. For 2014, the Governance and Compensation Committee and Meridian collaborated to identify the following companies as “Peer Companies” of EnLink Midstream, LLC for comparison purposes: Access Midstream Partners,L.P., Boardwalk Partners, L.P., Buckeye Partners, L.P., Centerpoint Energy, Inc., Enbridge Energy Partners, L.P., EQT Corp, Hollyfrontier Corp., Magellan Midstream Partners, L.P., Markwest Energy Partners, L.P., Oneok Partners, L.P., Pembina Pipeline Corp., Regency Energy Partners, L.P., Southwestern Energy Co., Sunoco Logistics Partners, L.P., Targa Resource Partners, L.P. and Western Gas Partners, L.P. ( “Peer Group”). We believe that this group of companies is representative of the industry in which we operate and the individual companies were chosen because of such companies' relative position in our industry, relative size/market capitalization, relative complexity of the business, similar organizational structure, competition for similar executive talent and the named executive officers' roles and responsibilities.
In addition, the Governance and Compensation Committee has reviewed various relevant compensation surveys with respect to determining compensation for the named executive officers. In determining the long-term incentive component of compensation of our senior executives (including the named executive officers), the Governance and Compensation Committee considers individual performance and relative equity holder benefit, the value of similar incentive awards to senior executives at comparable companies, awards made to the company’s senior executives in past years, the value of all unvested awards held by the executive, and such other factors as the Governance and Compensation Committee deems relevant.

Elements of Compensation
For fiscal year 2014, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	annual bonus plan awards;

•	long-term incentive plan awards; and

•	retirement and health benefits.
The Governance and Compensation Committee reviews and makes recommendations regarding the mix of compensation, both among short- and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, annual bonus awards, awards under the long-term incentive plan, retirement and health benefits and perquisites and other compensation fit our overall compensation objectives. We believe this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of our business strategies and to attract, motivate and retain high quality talent with the skills and competencies that we require.
Base Salary. The Governance and Compensation Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, market data and responsibilities of the named executive officers. Salaries are generally determined by considering the employee’s performance and prevailing levels of compensation in areas in which a particular employee works. As discussed above, except with respect to the monthly reimbursement payment that we make to EnLink Midstream GP, LLC, all of the base salaries of the named executive officers were allocated to EnLink Midstream Partners, LP as general and administration expenses. The base salaries paid to our named executive officers during fiscal year 2014 are shown in the Summary Compensation Table below. Effective January 1, 2105, the base salaries payable to our named executive officers for fiscal 2015 were established as follows: Barry E. Davis $660,000; Steve Hoppe $390,000; Mac Hummel $390,000; Michael J. Garberding $450,000; and Stan Golemon $300,000.
Bonus Awards. The Annual Bonus Plan is applicable to all employees. Prior to the changes to the Annual Bonus Plan in 2015, which implements the short-term incentive program (the “STI Program”) that modifies and supersedes the Annual Bonus Plan, bonuses were awarded under the plan to our named executive officers based on a formulaic approach that utilizes a performance metric that was tied to adjusted EBITDA (see Item 6. "Selected Financial Data " for definition) as a guideline. The same adjusted EBITDA performance metric was used as a guideline for bonuses for all employees. The adjusted EBITDA goals were established at the beginning of the year by the Board upon the recommendation of the Governance and Compensation Committee. The Governance and Compensation Committee oversaw the Annual Bonus Plan and made recommendations regarding bonuses to be awarded to each of the named executive officers. Discretionary bonuses in addition to bonuses under the Annual Bonus Plan were awarded from time to time by the Governance and Compensation Committee to reward outstanding service to the company.
The final amount of bonus for each named executive officer was determined by the Governance and Compensation Committee and recommended for approval by the Board, based upon the Governance and Compensation Committee's assessment of whether such officer met his or her performance objectives established at the beginning of the performance period. These performance objectives included the quality of leadership within the named executive officer's assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer and the named executive officer's contribution to, and enhancement of, the desired company culture. These performance objectives were reviewed and evaluated by the Governance and Compensation Committee as a whole. All of our named executive officers met or exceeded their personal performance objectives for 2014. Accordingly, the Governance and Compensation Committee and the Board awarded bonuses to the named executive officers ranging from approximately 63% to 133% of base salary for 2014. Such awards were paid in the form of equity-based awards that immediately vest and were allocated 50% in units of EnLink Midstream LLC and 50% in units of EnLink Midstream Partners, LP.
The Governance and Compensation Committee believes that a portion of executive compensation must remain discretionary and exercises its discretion with respect to bonus awards payable to its named executive officers. The Governance and Compensation Committee may exercise its discretion to reduce the amount calculated under the formula as described above, or to supplement the amount to reward or address extraordinary individual performance, challenges and opportunities not reasonably foreseeable at the beginning of a performance period, internal equities and external competition or opportunities.
Target adjusted EBITDA was based upon a standard of reasonable market expectations and company performance, and has varied from year to year. Several factors are reviewed in determining target adjusted EBITDA, including market expectations, internal forecasts and available investment opportunities. For 2014, our adjusted EBITDA levels for bonuses were $625.0 million for minimum bonuses, $675.0 million for target bonuses and $725.0 million for maximum bonuses. The 2014 plan provided for named executive officers to receive bonus payouts of 12% to 25% of base salary at the minimum threshold, payouts ranging from 60% to 125% of base salary at the target level and payouts ranging from 90% to 188% of base salary at the maximum level.
All employees, including our named executive officers, are eligible to receive bonuses under the STI Program. The Governance and Compensation Committee and the Board will oversee the STI Program. Under the program, bonuses are awarded to employees based on a formulaic approach that utilizes certain metrics to measure success and are subject to the discretion of the Governance and Compensation Committee and the Board. The named executive officers are designated as corporate officers, gas business unit officers or liquids business unit officers for purposes of the STI Program. The metrics employed by the STI Program vary depending on the applicable officer’s designation. The STI Program contemplates that (i) named executive officers designated as corporate officers will be eligible for bonuses based on our achievement level of EBITDA and safety metrics, (ii) named executive officers designated as gas business unit officers will be eligible for bonuses based on a weighted average of (x) our achievement of EBITDA and safety metrics and (y) our gas business unit’s achievement of net operating income (“NOI”) and safety metrics and (iii) named executive officers designated as liquids business unit officers will be eligible for bonuses based on a weighted average of (A) our achievement of EBITDA and safety metrics and (B) our liquids business unit’s achievement of NOI and safety metrics. The Governance and Compensation Committee and the Board will set annual weightings used in the foregoing bonus calculations applicable to gas business unit and liquids business unit officers.
In addition, the Governance and Compensation Committee and the Board, with input from management, will set annual EBITDA and NOI threshold, target and maximum goals based on a number of considerations, including reasonable market expectations, internal company forecasts, available investment opportunities and company performance. Such goals will vary from year to year. The Governance and Committee and the Board, with input from management, will also set annual safety index score threshold, target and maximum goals for each of corporate, gas business unit and liquids business unit. The goals will vary from year to year and will vary among each of corporate, gas business unit and liquids business unit. The safety index score is developed based on four categories: (i) safety statistics, including certain incident rates; (ii) leading indicators, such as safety meeting and training attendance; (iii) knowledge and development, which is based on standard assessments; and (iv) safety programs, including completed facility assessments and implementation of environmental, health and safety standards. Management of each of the gas and liquids business unit will participate in setting specific goals within the foregoing categories to ensure that the safety program influences and incents desired outcomes.
The Board, based on recommendations of the Governance and Compensation Committee, will determine final bonus amounts for our named executive officers. As with our prior annual bonus plans, the Governance and Compensation Committee believes that a portion of executive compensation must remain discretionary and subject to the discretion of the Governance and Compensation Committee and the Board with respect to bonus awards payable to its named executive officers. Therefore, the STI Program contemplates that the Governance and Compensation Committee and the Board retain discretion with respect to bonus awards payable to named executive officers. The Governance and Compensation Committee may exercise its discretion to reduce the amount calculated under the formulas as described above, or to supplement the amount to reward or address extraordinary individual performance, challenges and opportunities not reasonably foreseeable at the beginning of a performance period, internal equities, and external competition or opportunities.
Additionally, on January 14, 2014, the GP Board, upon the recommendation of its compensation committee (the “GP Committee”), approved and authorized the Partnership to fund a cash bonus plan in an aggregate amount of up to $10.0 million (the “Transaction Bonus Plan”) to reward a broad base of employees, including the then-existing named executive officers of the Partnership, upon closing of the transactions with Devon. In February 2014, the GP Committee awarded $1,600,000 to Barry E. Davis under the Transaction Bonus Plan, and the GP Committee and the GP Board approved allocations to the other then-existing named executive officers of the Partnership, including the following amounts: Michael J. Garberding $800,000 and Stan Golemon $200,000.
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
The Board, at the recommendation of the Governance and Compensation Committee, approves the grants of awards to our named executive officers. The Governance and Compensation Committee believes that equity compensation should comprise a significant portion of a named executive officer’s compensation, and considers a number of factors when determining the grants to each individual. The considerations include: the general goal of allowing the named executive officer the opportunity to earn aggregate equity compensation (comprised of our units and Partnership units) in the upper quartile of our Peer Group; the amount of unvested equity held by the individual executive; the executive’s performance; and other factors as determined by the Governance and Compensation Committee.
A discussion of each plan follows:
EnLink Midstream, LLC 2014 Long-Term Incentive Plan.    Employees, non-employee directors and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan; however, the Governance and Compensation Committee has the sole discretion to determine which eligible individuals receive awards under the 2014 Plan, subject to the Board’s review of awards to certain of our executive officers. The 2014 Plan is administered by the Governance and Compensation Committee and permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”), unit awards, cash awards and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in us were initially reserved for issuance pursuant to awards under the 2014 Plan. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan. Of the 11,000,000 common units that may be awarded under the 2014 Plan, 10,324,211 common units remain eligible for future grants by the Managing Member as of December 31, 2014. The long-term compensation structure is intended to align the employee’s performance with long-term performance for our unitholders.
The 2014 Plan will automatically expire on the tenth anniversary of its effective date. The Board may amend or terminate the 2014 Plan at any time, subject to any requirement of unitholder approval required by applicable law, rule or regulation. The Governance and Compensation Committee may generally amend the terms of any outstanding award under the 2014 Plan at any time. However, no action may be taken by the Board or the Governance and Compensation Committee under the 2014 Plan that would materially and adversely affect the rights of a participant under a previously granted award without the participant’s consent.

•
Options.  Options are rights to purchase a specified number of our common units at a specified price. The exercise price of an option cannot be less than the fair market value per common unit on the date on which the option is granted and the term of the option cannot exceed ten years from the date of grant. Options will be exercisable on such terms as the Governance and Compensation Committee determines. The Governance and Compensation Committee will also determine the time or times at which, and the circumstances under which, an option may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the method of exercise, form of consideration payable in settlement, method by or forms in which common units will be delivered to participants, and whether or not an option will be in tandem with a UAR award. Under no circumstances will distributions or DERs be granted or made with respect to option awards. An option granted to an employee may consist of an option that complies with the requirements of Section 422 of the Internal Revenue Code, referred to in the 2014 Plan as an “incentive unit option.” In the case of an incentive unit option granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of units, the exercise price of the option must be at least 110% of the fair market value per common unit on the date of grant and the term of the option cannot exceed five years from the date of grant.

•
Unit Appreciation Rights or UARs.  A UAR is a right to receive an amount equal to the excess of the fair market value of one common unit on the date of exercise over the grant price of the UAR. UARs will be exercisable on such terms as the Governance and Compensation Committee determines. The Governance and Compensation Committee will also determine the time or times at which and the circumstances under which a UAR may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the method of exercise, method of settlement, form of consideration payable in settlement, method by or forms in which common units will be delivered or deemed to be delivered to participants, whether or not a UAR will be in tandem with an option award, and any other terms and conditions of any UAR. UARs may be either freestanding or in tandem with other awards. Under no circumstances will distributions or DERs be granted or made with respect to UAR awards.

•
Restricted Units.  A restricted unit is a grant of a common unit subject to a substantial risk of forfeiture, restrictions on transferability and any other restrictions determined by the Governance and Compensation Committee. The Governance and Compensation Committee may provide, in its discretion, that the distributions made by us with respect to the restricted units will be subject to the same forfeiture and other restrictions as the restricted unit and, if so restricted, such distributions will be held, without interest, until the restricted unit vests or is forfeited with the unit distribution right being paid or forfeited at the same time, as the case may be. In addition, the Governance and Compensation Committee may provide that such distributions be used to acquire additional restricted units for the participant. Under no circumstances will DERs be granted or made with respect to restricted unit awards.

•
Restricted Incentive Units.  Restricted incentive units are rights to receive cash, common units or a combination of cash and common units at the end of a specified period. Restricted incentive units may be subject to restrictions, including a risk of forfeiture, as determined by the Governance and Compensation Committee. The Governance and Compensation Committee may, in its sole discretion, grant DERs with respect to restricted incentive units.

•
Distribution Equivalent Rights or DERs.  DERs entitle a participant to receive cash or additional awards equal to the amount of any cash distributions made by us with respect to a common unit during the period the right is outstanding. DERs may be granted as a stand-alone award or with respect to awards other than restricted units, options or UARs. Subject to Section 409A of the Internal Revenue Code, payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the Governance and Compensation Committee.

•	Unit Awards. The 2014 Plan permits the grant of unit awards, which are common units that are not subject to vesting restrictions.

•	Cash Awards. The 2014 Plan permits the grant of cash awards, which are awards denominated and payable in cash.

•
Performance Awards.  Performance awards represent a participant’s right to receive an amount of cash, common units, or a combination of both, contingent upon the annual attainment of specified performance measures within a specified period. The Governance and Compensation Committee or other committee that is intended to satisfy the requirements of Section 162(m) of the Internal Revenue Code (the “Section 162(m) Committee”), as applicable, will determine the applicable performance period, the performance goals and such other conditions that apply to each performance award. In addition, the 2014 Plan permits, but does not require, the Governance and Compensation Committee or the Section 162(m) Committee, as applicable, to structure any performance award made to a covered employee as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code generally limits the deductibility for federal income tax purposes of annual compensation paid to certain top executives of a company to $1 million per covered employee in a taxable year (to the extent such compensation does not constitute qualified performance-based compensation under Section 162(m) of the Internal Revenue Code). Prior to the payment of any compensation based on the achievement of performance goals applicable to performance awards that are intended to provide qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, the Governance and Compensation Committee or the Section 162(m) Committee, as applicable, must certify in writing that applicable performance goals and any of the material terms thereof were, in fact, satisfied.

Upon a change of control of the Company and except as provided in the award agreement, the Governance and Compensation Committee may cause unit options and UAR grants to be vested, may cause change of control consideration to be paid in respect of some or all of such awards, or may make other adjustments (if any) that it deems appropriate with respect to such awards. With respect to other awards, upon a change of control of the Company and except as provided in the award agreement, the Governance and Compensation Committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement or the other terms of such awards.
EnLink Midstream 2009 Long-Term Incentive Plan.    The 2009 Plan provides for the award of unit options, restricted units, restricted incentive units and other awards (collectively, “Awards”). As a result of the consummation of the business combination, however, it is anticipated that no future Awards will be granted under the 2009 Plan. The Governance and Compensation Committee administers the 2009 Plan and has the authority to grant waivers of the applicable plan terms, conditions, restrictions and limitations. As of December 31, 2014, no common units are reserved for issuance under the 2009 Plan. Each outstanding unit award under the 2009 Plan has a vesting period that was established in the sole discretion of the Governance and Compensation Committee and as modified by the waivers entered into by certain individuals in connection with the business combination, provided that earlier vesting may arise by reason of death, disability, retirement or otherwise.
The Governance and Compensation Committee may amend, modify, suspend or terminate the 2009 Plan, except that no amendment that would impair the rights of any participant to any Award may be made without the consent of such participant, and no amendment requiring unitholder approval under any applicable legal requirements will be effective until such approval has been obtained.

EnLink Midstream GP, LLC Long-Term Incentive Plan.    EnLink Midstream GP, LLC has adopted the GP Plan for employees, consultants and independent contractors of EnLink Midstream GP, LLC and its affiliates and outside directors of the GP Board who perform services for the Partnership. The GP Plan is administered by the GP Committee and permits the grant of awards, which may be awarded in the form of restricted incentive units or unit options. An aggregate of 9,070,000 common units representing limited partner interests in the Partnership are authorized for issuance under the GP Plan. Of the 9,070,000 common units that may be awarded under the GP Plan, 2,991,787 common units remain eligible for future grants as of December 31, 2014. The long-term compensation structure is intended to align the employee’s performance with long-term performance for the Partnership’s unitholders.
The GP Plan will automatically expire on the tenth anniversary of the date (May 9, 2013) of the GP Plan’s last approval by unitholders of the Partnership. The GP Board, in its discretion, may terminate or amend the GP Plan at any time with respect to any units for which a grant has not yet been made. The GP Board also has the right to alter or amend the GP Plan or any part of the GP Plan from time to time, including increasing the number of units that may be granted subject to the approval requirements of the exchange upon which the common units are listed at that time. The GP Committee may generally amend the terms of any outstanding award under the GP Plan at any time. However, no action may be taken by the GP Board or the GP Committee under the GP Plan that would materially reduce the benefits of a participant under a previously granted award without the consent of the participant.

•
Unit Options.  The GP Plan currently permits the grant of options covering common units. These are rights to purchase a specified number of common units of the Partnership at a specified price. All unit option grants will have an exercise price that is not less than 100% the fair market value of the units on the date of grant. In general, unit options granted will become exercisable over a period determined by the GP Committee and the term of the options cannot exceed ten years from the date of grant. In addition, unit options may, pursuant to their terms, become exercisable upon a change of control of the Partnership or the General Partner. The General Partner will be entitled to reimbursement by the Partnership for the difference between the cost incurred by it in acquiring these common units and the proceeds received by it from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by the Partnership. If the Partnership issues new common units upon exercise of the unit options, the total number of common units outstanding will increase, and the General Partner will pay the Partnership the proceeds it received from the optionee upon exercise of the unit option. Any unit options granted pursuant to the GP Plan have been designed to furnish additional compensation to employees, consultants, independent contractors and directors and to align their economic interests with those of common unitholders.

•
Restricted Incentive Units.  The GP Plan currently permits the grant of restricted incentive units. These awards of restricted incentive units are rights that entitle the grantee to receive common units of the Partnership upon the vesting of such restricted incentive units. The GP Committee will determine the terms, conditions and limitations applicable to any awards of restricted incentive units. Awards of restricted incentive units will have a vesting period established in the sole discretion of the GP Committee, which may include, without limitation, vesting upon the achievement of specified performance goals. In addition, the restricted incentive units may, pursuant to their terms, vest upon a change of control of the Partnership or the General Partner. Common units to be delivered upon the vesting of restricted incentive units may be common units acquired by the General Partner in the open market, common units already owned the General Partner, common units acquired by the General Partner directly from us or any other person or any combination of the foregoing. The General Partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring common units. If the Partnership issues new common units upon vesting of the restricted incentive units, the total number of common units outstanding will increase. The GP Committee, in its discretion, may grant tandem DERs with respect to restricted incentive units which entitles a participant to receive cash or additional awards equal to the amount of any cash distributions made by us with respect to a common unit during the period the right is outstanding. The GP Committee may provide, in its discretion, that the DERs will be subject to the same forfeiture and other restrictions as a restricted incentive unit and, if so restricted, such distributions will be held, without interest, until the restricted incentive unit vests or is forfeited with the distribution being paid or forfeited at the same time, as the case may be. The Partnership intends for the issuance of the common units upon vesting of the restricted incentive units under the GP Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, under current policy, GP Plan participants will not pay any consideration for the common units they receive, and the Partnership will receive no remuneration for the units.

The total value of the equity compensation granted to our executive officers generally has been awarded 50% in restricted incentive units of the Partnership and 50% in restricted incentive units of EnLink Midstream, LLC. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions. In addition, for fiscal year 2014, EnLink Midstream, LLC granted 88,788, 34,153, 27,322, 44,090 and 28,436 restricted incentive units to Barry

E. Davis, Steve J. Hoppe, Mac Hummel, Michael J. Garberding and Stan Golemon, respectively. For fiscal year 2014, EnLink Midstream GP, LLC granted 102,752, 39,708, 35,967, 51,042 and 27,473 restricted incentive units to Barry E. Davis, Steve J. Hoppe, Mac Hummel, Michael J. Garberding and Stan Golemon, respectively. All performance and restricted incentive units that we grant are charged against earnings according to FASB Accounting Standards Codification 718—“Compensation—Stock Compensation” (ASC 718).
Retirement and Health Benefits.    We offer a variety of health and welfare and retirement programs to all eligible employees. The named executive officers are generally eligible for the same programs on the same basis as our other employees. We maintain a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2014, we matched 100% of every dollar contributed for contributions of up to 6% of salary (not to exceed the maximum amount permitted by law) made by eligible participants. A portion of the retirement benefits provided to the named executive officers were allocated to us as general and administration expenses. Our executive officers are also eligible to participate in any additional retirement and health benefits available to our other employees.
Perquisites.   We do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax and related expenses for membership in an industry related private lunch club (totaling less than $2,500 per year per person).
Change in Control and Severance Agreements
All of our named executive officers and certain members of senior management entered into change in control agreements (the “Change in Control Agreements”) and severance agreements (the “Severance Agreements” and collectively with the Change in Control Agreements, the “Agreements”) with the Operating Partnership as of November 1, 2014.
The Agreements restrict the officers from competing with the Operating Partnership, EnLink Midstream, LLC, the Partnership, our general partner, its manager or their respective affiliates and subsidiaries (the “Company Group”) during the term of employment. In addition, the Agreements restrict the officers, both during their employment and for varying periods following the termination of such employment, from (i) disclosing confidential information, (ii) soliciting other employees to accept employment with a third party or terminate their employment with any member of the Company Group, (iii) soliciting or interfering with any person that is or was a client or customer of any member of the Company Group and (iv) disparaging any member of the Company Group. The Agreements provide the Operating Partnership with equitable remedies and with the right to clawback benefits if the restrictions described in this paragraph are breached by a terminated employee following a termination date. In the event of a termination, the terminated employee is required to execute a general release of the Company Group in order to receive any benefits under the Agreements.
Under the Severance Agreements, if an officer’s employment is terminated without cause (as defined in the Severance Agreement) or is terminated by the officer for good reason (as defined in the Severance Agreement), such officer will be entitled to receive (i) his or her accrued base salary up to the date of termination, (ii) any unpaid annual bonus with respect to the calendar year ending prior to the officer’s termination date that has been earned as of such date, (iii) a prorated amount of the bonus (to the extent such bonus would have otherwise been earned by such officer) for the calendar year in which the termination occurs, (iv) such other fringe benefits (other than any bonus, severance pay benefit or medical insurance benefit) normally provided to employees that are already earned or accrued as of the date of termination (the foregoing items in clauses (i) - (iv) are referred to as the “General Benefits”), (v) certain outplacement services (the “Outplacement Benefits”), (vi) a lump sum severance equal to the sum of (A) the officer’s then-current base salary and (B) any target bonus (as defined in the applicable Agreement) for the year that includes the date of termination (the “Severance Benefit”) times two for the officers plus (vii) an amount equal to the cost to the officer to extend his or her then-current medical insurance benefits for 18 months following the effective date of the termination (the “Medical Severance Benefit”).
Potential Payments Upon a Change of Control
Under the Change in Control Agreements, if, within 120 days prior to or within 24 months following a change in control (as defined in the Change in Control Agreement), an officer’s employment is terminated without cause (as defined in the Change in Control Agreement) or is terminated by the officer for good reason (as defined in the Change in Control Agreement), such officer will be entitled to the General Benefits, the Outplacement Benefits, the Medical Severance Benefit and the Severance Benefit; provided, however, that the Chief Executive Officer would be entitled to three times the Severance Benefit and the other officers would be entitled to two times the Severance Benefit. Other members of senior management (including Stan Golemon and Alaina K. Brooks) do not receive an increase in the Severance Benefit if they are terminated in connection with a change in control.
In addition, the Agreements provide for the General Benefits upon the officer’s termination of employment due to his or her death or disability (as defined in the Agreements).
The Agreements provide that an officer may only become entitled to payments under the Severance Agreement or the Change in Control Agreement, but not under both Agreements. Upon execution of an Agreement, such Agreement will continue in effect until the applicable renewal date, the termination of the officer’s employment or termination of the

Agreement by the Operating Partnership, except that the Change in Control Agreement may not be terminated for a period that begins 120 days prior to, and ends 24 months following, a change in control.
If the payments and benefits provided to an officer under the Agreements (i) constitute a “parachute payment” as defined in Section 280G of the Internal Revenue Code and exceed three times the officer’s “base amount” as defined under Section 280G(b)(3) of the Internal Revenue Code, and (ii) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the officer’s payments and benefits will be either (A) paid in full, or (B) reduced and payable only as to the maximum amount which would result in no portion of such payments and benefits being subject to such excise tax , whichever results in the receipt by the officer on an after-tax basis of the greatest amount (taking into account the applicable federal, state and local income taxes, the excise tax imposed by Section 4999 of the Internal Revenue Code and all other taxes, including any interest and penalties, payable by the officer).
With respect to the long-term incentive plans, the amounts to be received by our named executive officers in the event of a change of control (as defined in the long-term incentive plans) will be automatically determined based on the number of units or shares of common stock underlying any unvested equity incentive awards held by a named executive officer at the time of a change of control. The terms of the long-term incentive plans were determined based on past practice and the applicable compensation committee's understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change of control is periodically reviewed by the applicable compensation committee.
Upon a change of control, and except as provided in the award agreement, the applicable compensation committee may cause unit options and UAR grants to be vested, may cause change of control consideration to be paid in respect of some or all of such awards, or may make other adjustments (if any) that it deems appropriate with respect to such awards. With respect to other awards, upon a change of control and except as provided in the award agreement, the applicable compensation committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement or the other terms of such awards.
The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2014 are set forth in the table in the section below entitled Payments Upon Termination or Change in Control.
Role of Executive Officers in Executive Compensation
The Board, upon recommendation of the Governance and Compensation Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Governance and Compensation Committee. Barry E. Davis, the Chief Executive Officer, reviews his recommendations regarding the compensation of his leadership team with the Governance and Compensation Committee, including specific recommendations for each element of compensation for the named executive officers. Barry E. Davis does not make any recommendations regarding his personal compensation.
Tax and Accounting Considerations
Our equity compensation grant policies have been impacted by the implementation of FASB ASC 718, which we adopted effective January 1, 2006. Under this accounting pronouncement, we are required to value unvested unit options granted prior to our adoption of FASB ASC 718 under the fair value method and expense those amounts in the income statement over the unit options' remaining vesting period. As a result, we currently intend to discontinue grants of unit option awards and instead grant restricted unit and restricted incentive unit awards to the named executive officers and other employees. We have structured the compensation program to comply with Section 409A of the Internal Revenue Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest and an additional federal income tax of 20% of the benefit includible in income. In 2014, Barry E. Davis had non-performance based compensation paid in excess of the $1.0 million tax deduction limit contained in Section 162(m) of the Internal Revenue Code.

Summary Compensation Table
The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Unit and Restricted Incentive Unit Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Barry E. Davis	2014	587,885	800,000	6,000,000	—	1,600,000	—	683,607	(4)	9,671,492
President and Chief Executive	2013	525,000	492,188	1,609,522	—	—	—	266,774		2,893,484
Officer	2012	500,000	406,250	1,333,787	—	—	—	257,496		2,497,533
Steve J. Hoppe	2014	304,327	350,000	2,500,000	—	—	—	93,832	(5)	3,248,159
Executive Vice President and										—
President of Gathering										—
McMillan (“Mac”) Hummel	2014	325,569	350,000	2,131,596	—	—	—	84,625	(6)	2,891,790
Executive Vice President and										—
President of Natural Gas Liquids and Crude										—
Michael J. Garberding	2014	391,923	500,000	3,000,000	—	800,000	—	480,884	(7)	5,172,807
Executive Vice President and	2013	350,000	224,100	1,465,519	—	—	—	164,596		2,204,215
Chief Financial Officer	2012	290,000	141,375	640,212	—	—	—	138,874		1,210,461
Stan Golemon	2014	298,269	190,000	1,779,436	—	200,000	—	130,335	(8)	2,598,040
Senior Vice President	2013	285,000	128,250	536,512	—	—	—	102,847		1,052,609
	2012	275,000	89,375	533,515	—	—	—	99,281		997,171
_______________________________________________________________________________

(1)
Bonuses include all payments made under the Annual Bonus Plan. For 2014, 2013 and 2012, the named executive officers received bonuses in the form of equity awards that immediately vest. The amounts shown for 2014, 2013 and 2012 represent the grant date fair value of awards computed in accordance with FASB ASC 718. Such awards were allocated 50% in restricted units or restricted incentive units of EnLink Midstream, LLC and 50% in restricted units or restricted incentive units of EnLink Midstream Partners, LP See “Bonus Awards” above.

(2)
The amounts shown represent the grant date fair value of awards computed in accordance with FASB ASC 718. See Note 9 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards.

(3)
Non-Equity Incentive Plan Compensation includes payments made under the cash bonus plan funded by EnLink Midstream Partners, LP in January 2014, which was designed to reward a broad base of employees for successful consummation of the transactions with Devon. These amounts were awarded in February 2014.

(4)
Amount of all other compensation for Mr. Barry Davis includes professional organization and social club dues, a matching 401(k) contribution of $15,600, distributions or dividends on restricted units and restricted incentive units and performance awards of EnLink Midstream, LLC in the amount of $144,228 in 2014, distributions on restricted units or restricted incentive units and performance units of EnLink Midstream Partners, LP in the amount $251,576 in 2014 and a $258,968 cash award for Mr. Davis’ waiver of certain rights with respect to the acceleration and vesting of awards under applicable long-term incentive plans in connection with the consummation of the business combination with Devon.

(5)
Amount of all other compensation for Mr. Steve Hoppe includes professional organization and social club dues, a matching 401(k) contribution of $15,600, distributions on restricted units and restricted incentive units and performance units of EnLink Midstream, LLC in the amount of $21,516 in 2014 and distributions on restricted incentive units and performance units of EnLink Midstream Partners, LP in the amount of $43,480 in 2014.

(6)
Amount of all other compensation for Mr. Mac Hummel includes professional organization and social club dues, a matching 401(k) contribution of $14,792, distributions on restricted units and restricted incentive units and performance awards of EnLink Midstream, LLC in the amount of $17,213 in 2014 and distributions on restricted incentive units and performance units of EnLink Midstream Partners, LP in the amount of $39,384 in 2014.

(7)
Amount of all other compensation for Mr. Michael Garberding includes professional organization and social club dues, a matching 401(k) contribution of $15,600, distributions or dividends on restricted units or restricted incentive units of EnLink Midstream, LLC in the amount of $93,893 in 2014, distributions on restricted units or restricted incentive units of EnLink Midstream Partners, LP in the amount of $161,212 in 2014 and a $196,944 cash award for Mr. Garberding’s waiver of certain rights with respect to the acceleration and vesting of awards under applicable long-term incentive plans in connection with the consummation of the business combination with Devon.

(8)
Amount of all other compensation for Mr. Stan Golemon includes a matching 401(k) contribution of $15,600, dividends or distributions on restricted units or restricted incentive units of EnLink Midstream, LLC in the amount of $38,522 in 2014 and distributions on restricted units or restricted incentive units of EnLink Midstream Partners, LP in the amount of $62,977 in 2014.

Grants of Plan-Based Awards for Fiscal Year 2014 Table
The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2014 by EnLink Midstream, LLC and EnLink Midstream GP, LLC, including awards made under their applicable long-term incentive plans.
ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Shares		Grant Date Fair Value of Shares Awards
Barry E. Davis	3/14/2014	6,821	(1)	$246,102
	4/1/2014	81,967	(2)	$2,999,992
Steve J. Hoppe	4/1/2014	34,153	(2)	$1,250,000
Mac Hummel	4/1/2014	27,322	(2)	$999,985
Michael J. Garberding	3/14/2014	3,106	(1)	$112,064
	4/1/2014	40,984	(2)	$1,500,014
Stan Golemon	3/14/2014	12,998	(3)	$475,727
	3/14/2014	1,777	(1)	$64,114
	4/1/2014	13,661	(2)	$499,993
_______________________________________________________________________________

(1)	These grants vested on March 14, 2014.

(2)
These grants include right to receive dividends or DERs on restricted units or restricted incentive units, as applicable, if made on unrestricted common units during the restricted period unless otherwise forfeited and vest 100% on March 7, 2017.

(3)
These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on March 7, 2016.

ENLINK MIDSTREAM GP, LLC—GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Number of Units		Grant Date Fair Value of Unit Awards
Barry E. Davis	3/14/2014	7,453	(1)	$246,098
	4/1/2014	95,299	(2)	$3,000,013
Steve J. Hoppe	4/1/2014	39,708	(2)	$1,250,008
Mac Hummel	4/1/2014	31,766	(2)	$999,994
	7/7/2014	4,201	(2)	$131,617
Michael J. Garberding	3/14/2014	3,393	(1)	$112,037
	4/1/2014	47,649	(2)	$1,499,991
Stan Golemon	3/14/2014	9,648	(3)	$303,719
	3/14/2014	1,942	(1)	$64,125
	4/1/2014	15,883	(2)	$499,997
_______________________________________________________________________________

(1)	These grants vested on March 14, 2014.

(2)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on March 7, 2017.

(3)
These grants include Distribution Equivalent Rights (DERs) that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on March 7, 2016.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2014
The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2014, including, but not limited to, awards made under the EnLink Midstream GP, LLC Long-Term Incentive Plan and the EnLink Midstream, LLC Long-Term Incentive Plans.
ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number or Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	50,080	(1)	1,780,845	—	—
						52,301	(3)	1,859,824
						81,967	(4)	2,914,747

Steve J. Hoppe	—	—	—	—	—	34,153	(4)	1,214,481	—	—

Mac Hummel	—	—	—	—	—	27,322	(4)	971,570

Michael J. Garberding	—	—	—	—	—	24,038	(1)	854,791	—	—
						31,381	(3)	1,115,908
						12,267	(5)	436,215
						40,984	(4)	1,457,391

Stan Golemon	—	—	—	—	—	4,630	(6)	164,643	—	—
						10,016	(6)	356,169
						8,717	(6)	309,977
						12,998	(6)	462,209
						13,661	(4)	485,785
______________________________________________________________________________

(1)	Restricted incentive units vested on January 1, 2015.

(2)	The closing price for the common units was $35.56 as of December 31, 2014.

(3)	Restricted incentive units vest on January 1, 2016.

(4)	Restricted incentive units vest on March 7, 2017.

(5)	Restricted incentive units vest on July 31, 2016.

(6)	Restricted incentive units vest on March 7, 2016.

ENLINK MIDSTREAM GP, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)		Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Barry E. Davis	—	—	—	—	—	38,250	(1)	1,109,633	—	—
						51,546	(3)	1,495,349
						95,299	(4)	2,764,624

Steve J. Hoppe	—	—	—	—	—	39,708	(4)	1,151,929	—	—

Mac Hummel	—	—	—	—	—	31,766	(4)	921,532	—	—
						4,201	(4)	121,871

Michael J. Garberding	—	—	—	—	—	18,360	(1)	532,624	—	—
						30,928	(3)	897,221
						11,985	(5)	347,685
						47,649	(4)	1,382,297

Stan Golemon	—	—	—	—	—	9,648	(6)	279,888	—	—
						8,591	(6)	249,225
						7,650	(6)	221,927
						3,054	(6)	88,597
						15,883	(4)	460,766
_______________________________________________________________________________

(1)	Restricted incentive units vested on January 1, 2015.

(2)	The closing price for the common units was $29.01 as of December 31, 2014.

(3)	Restricted incentive units vest on January 1, 2016.

(4)	Restricted incentive units vest on March 7, 2017.

(5)	Restricted incentive units vest on July 31, 2016.

(6)	Restricted incentive units vest on March 7, 2016.

Units Vested Table for Fiscal Year 2014
The following table provides information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2014.
UNITS VESTED

	EnLink Midstream, LLC Unit Awards			EnLink Midstream Partners, LP Unit Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting		Number of Units Acquired on Vesting	Value Realized on Vesting
Barry E. Davis	81,888	3,074,644	(1)	54,669	$1,579,040	(2)
Michael J. Garberding	44,710	1,753,411	(3)	30,226	$888,363	(4)
Stan Golemon	38,966	1,484,565	(5)	29,745	$886,481	(6)
_______________________________________________________________________________

(1)	Consists of 6,821 units at $36.08 per unit, 23,148 units at $41.09 per unit and 51,919 units at $36.16 per share.

(2)	Consists of 31,944 units at $27.60 per unit, 7,453 units at $33.02 per unit and 15,272 units at $29.55 per unit.

(3)	Consists of 3,106 units at $36.08 per unit, 27,778 units at $41.09 per unit and 13,826 units at $36.16 per unit.

(4)	Consists of 8,507 units at $27.60 per unit, 3,393 units at $33.02 per unit and 18,326 units at $29.55 per unit.

(5)	Consists of 1,777 units at $36.08 per unit, 13,286 units at $36.16 per unit and 23,363 units at $39.40 per unit.

(6)	Consists of 8,507 units at $27.60 per unit, 19,296 units at $30.45 per unit and 1,942 units at $33.02 per unit.

Payments Upon Termination or Change of Control
The following tables show potential payments that would have been made to the named executive officers as of December 31, 2014.

Name and Principal Position	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	3,630,036	30,036	—	5,030,036	9,034,544
President and Chief Executive Officer
Steve J. Hoppe	1,830,036	30,036	—	1,830,036	2,366,410
Executive Vice President
and President of Gas Gathering, Processing and Transmission
Mac Hummel	1,782,465	32,465	—	1,782,465	2,014,973
Executive Vice President
and President of NGL and Crude
Michael J. Garberding	2,332,465	32,465	—	2,332,465	5,636,718
Executive Vice President
and Chief Financial Officer
Stan Golemon	701,365	21,365	—	701,365	3,079,149
Senior Vice President
_______________________________________________________________________________

(1)
Each named executive officer is entitled to a lump sum amount equal to two times the Severance Benefit and, when applicable, the bonus amounts comprising the General Benefits will be paid if he is terminated without cause or if he terminates employment for good reason (as defined in the Severance Agreement), subject to compliance with certain non-competition and non-solicitation covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(2)
Each named executive officer is entitled to health care benefits equal to a lump sum payment of the estimated monthly cost of the benefits under COBRA for 18 months if he is terminated without cause, or if he terminates employment for good reason.

(3)
Each named executive officer is entitled to his then current base salary up to the date of termination plus such other fringe benefits (other than any bonus, severance pay benefit, participation in the company's 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination if he is terminated for cause (as defined in the Severance Agreement) or he terminates employment without good reason (as defined in the Severance Agreement). The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(4)
Each named executive officer (except Mr. Golemon) is entitled to a lump sum payment equal to two times the Severance Benefit (three times in the case of the Chief Executive Officer) and, when applicable, the bonus amounts comprising the General Benefits will be paid if he is terminated without cause (as defined in the Severance Agreement) or if he terminates employment for good reason (as defined in the Severance Agreement) within one-hundred and twenty (120) days prior to or one (1) year following a change in control (as defined in the Severance Agreement), subject to compliance with certain non-competition, non-solicitation and other covenants described elsewhere in this Annual Report on Form 10-K. A change in control event does not impact the payment to which Mr. Golemon would otherwise be entitled. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(5)
Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change of control (as defined under the long term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2014.

Compensation of Directors for Fiscal Year 2014
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
James C. Crain	115,000	100,013	2,361	217,374
Leldon E. Echols	97,085	99,999	3,548	200,632
Rolf A. Galvert	60,500	100,013	1,746	162,259
Mary P. Ricciardello	61,167	99,999	2,531	163,697
_______________________________________________________________________________

(1)
Messrs. Crain, Echols, Galvert and Ms. Ricciardello were granted awards of restricted units of EnLink Midstream LLC on March 14, 2014 with a fair market value of $36.08 per unit and that will vest on March 7, 2015 in the following amounts, respectively: 2,772, 1,386, 2,772 and 1,386. Mr. Echols and Ms. Ricciardello were granted awards of restricted incentive units of EnLink Midstream Partners, LP on March 14, 2014 with a fair market value of $33.02 per unit and that will vest on March 7, 2015 in the following amounts, respectively: 1,514 and 1,514. The amounts shown represent the grant date fair value of awards computed in accordance with FASB ACS 718. See Note 11 to our audited financial statements included in Item 8 herein for the assumptions made in our valuation of such awards. At December 31, 2014, Messrs. Crain, Echols, Galvert and Ms. Ricciardello held aggregate outstanding restricted unit awards, in the following amounts, respectively: 2,772, 1,386, 2,772 and 1,386. At December 31, 2014, Mr. Echols and Ms. Ricciardello held aggregate outstanding restricted incentive units of EnLink Midstream Partnership, LP in the following amounts, respectively: 1,514 and 1,514.

(2)	Other Compensation is comprised of distributions on restricted units and distributions on restricted incentive units.
Each director of the Managing Member who is not an employee of the Managing Member or Devon will be paid an annual retainer fee of $50,000 and equity compensation valued at $100,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting but are paid $1,500 for each additional meeting that they attend. Also, an attendance fee of $1,500 is paid to each director for each committee meeting that is attended, other than the Audit Committee which pays a fee of $3,000 per meeting. The respective Chairs of each committee receive the following annual fees: Audit-$12,500, Governance and Compensation-$10,000 and Conflicts-$10,000. Directors are also reimbursed for related out-of-pocket expenses. John Richels, Barry E. Davis, Thomas Mitchell, David Hager and Darryl Smette, as officers of the Managing Member or Devon, receive no separate compensation for their respective service as directors. For directors that serve on both the Board and GP Board, the annual retainer fee is generally allocated 50% to us and 50% to the Partnership and equity grants are comprised of 50% of our units and 50% of Partnership units.
Governance and Compensation Committee Interlocks and Insider Participation
Our Governance and Compensation Committee is comprised of Rolf A. Gafvert and David A. Hager. As described elsewhere in this report, Mr. Hager is an executive officer of Devon and may have an interest in the transactions among Devon, the Partnership and us. Please see “Item 13. Certain Relationships and Related Party Transactions.”
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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
EnLink Midstream, LLC Ownership
The following table shows the beneficial ownership of EnLink Midstream, LLC as of February 11, 2015, held by:

•	each person who beneficially owns 5% or more of any class of units then outstanding;

•	all the directors of EnLink Midstream Manager, LLC;

•	each named executive officer of EnLink Midstream Manager, LLC; and

•	all the directors and executive officers of EnLink Midstream Manager, LLC as a group.
Percentages reflected in the table below are based on a total of 164,141,435 units outstanding as of February 11, 2015.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percent
Devon Energy Corporation	115,495,669	70.36%
Barry E. Davis (2)	1,772,500	1.08%
Steve J. Hoppe	—	*
McMillan (“Mac”) Hummel	—	*
Michael J. Garberding (2)	86,497	*
Stan Golemon	61,956	*
Alaina K. Brooks	19,433	*
James C. Crain (3)	56,396	*
Leldon E. Echols (2)	24,449	*
John Richels	—	*
Thomas L. Mitchell	—	*
David A. Hager	—	*
Darryl G. Smette	—	*
Mary P. Ricciardello	—	*
Rolf A. Gafvert	—	*
All directors and executive officers as group (14 persons)	2,021,231	1.23%
_______________________________________________________________________________

*	Less than 1%.

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for Devon Energy Corporation, whose address is 333 W. Sheridan Avenue, Oklahoma City, Oklahoma 73102.

(2)	These individuals each hold an ownership interest in EnLink Midstream Partners, L.P. as indicated in the table above.

(3)	1,000 of these shares are held by the James C. Crain Trust.
EnLink Midstream Partners, LP Ownership
The following table shows the beneficial ownership of units of EnLink Midstream Partners, LP as of February 11, 2015, held by:

•	each person who beneficially owns 5% or more of any class of units then outstanding;

•	all the directors of EnLink Midstream GP, LLC;

•	each named executive officer of EnLink Midstream GP, LLC; and

•	all the directors and executive officers of EnLink Midstream GP, LLC as a group.
Percentages reflected in the table are based upon a total of 245,490,788 common units as of February 11, 2015.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Devon Energy Corporation	120,542,441	49.10%
EnLink Midstream, Inc.	17,431,152	7.10%
Barry E. Davis(2)	401,431	*
Steve J. Hoppe	—	*
McMillan (“Mac”) Hummel	—	*
Michael J. Garberding(2)	66,392	*
Stan Golemon	37,042	*
Alaina K. Brooks	23,646	*
John Richels	5,825	*
Leldon E. Echols(2)	21,124	*
Thomas L. Mitchell	—	*
David A. Hager	—	*
Darryl G. Smette	—	*
Mary P. Ricciardello	—	*
Scott A. Griffiths	—	*
Kyle D. Vann	67,398	*
All directors and executive officers as a group (14 persons)	622,858	0.25%
_______________________________________________________________________________

*	Less than 1%

(1)
The address of each person listed above is 2501 Cedar Springs, Suite 100, Dallas, Texas 75201, except for Devon Energy Corporation, whose address is 333 W. Sheridan Avenue, Oklahoma City, Oklahoma 73102.

(2)	These individuals each hold an ownership interest in EnLink Midstream, LLC as indicated in the following table.
Beneficial Ownership of General Partner Interest
EnLink Midstream GP, LLC owns all of the Partnership's general partner interest and all of the Partnership's incentive distribution rights. EnLink Midstream GP, LLC is 100% indirectly owned by EnLink Midstream, LLC.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved By Security Holders(1)	986,472	(2)	N/A	10,324,211
Equity Compensation Plans Not Approved By Security Holders	N/A		N/A	N/A
_______________________________________________________________________________

(1)
Our 2014 Long-Term Incentive Plan was approved by our unitholders in March 2014 for the benefit of our officers, employees and directors. See Item 11, “Executive Compensation—Compensation Discussion and Analysis.” The plan, as amended, provides for the issuance of a total of 11,000,000 common units under the plan.

(2)	The number of securities includes 986,472 restricted units that have been granted under our long-term incentive plan that have not vested.

Item 13.    Certain Relationships and Related Transactions and Director Independence
Relationship with EnLink Midstream Partners, LP
As of December 31, 2014, we indirectly owned 17,431,152 common units, representing an approximate 7.0% limited partnership interest, of the Partnership, the general partner interest in the Partnership and the incentive distribution rights in the Partnership. Through our ownership of the Partnership’s general partner, we have the power to appoint all of the officers and directors of the general partner and to manage and operate the Partnership and effectively to veto some of the Partnership’s actions. We pay the Partnership a fee for administrative and compensation costs incurred by the Partnership on our behalf.
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
Related Party Transactions
Reimbursement of Costs by ENLC.    ENLC paid the Partnership $1.2 million during the year ended December 31, 2014 to cover its portion of administrative and compensation costs for officers and employees that perform services for ENLC. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for ENLC provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes and other benefit costs) is allocated to ENLC for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse us for additional support costs, including, but not limited to, consideration for rent, office support and information service support.
E2 Drop Down. On October 22, 2014, the Partnership acquired from EMI, a wholly-owned subsidiary of ENLC, certain equity interests in E2 Appalachian and Energy Services through its purchase of the E2 Appalachian Units and the Energy Services Units, respectively. The total consideration paid by the Partnership to EMI for such units included (i) $13.0 million in cash for the Energy Services Units and (ii) $150.0 million in cash and 1,016,322 common units representing limited partner interests in the Partnership for the E2 Appalachian Units. Members of the E2 Appalachian management team retain certain Class B Units in E2 Appalachian to provide such member with equity incentives.
Midstream Holdings Drop Down. On February 17, 2015, Acacia, a wholly-owned subsidiary of ENLC, sold a 25% limited partner interest in Midstream Holdings (the “Transferred Interest”) to the Partnership in a drop-down transaction (the “EMH Drop Down”). As consideration for the Transferred Interest, the Acacia received 31.6 million Class D Common Units in the Partnership. After giving effect to the EMH Drop-Down, the Partnership indirectly owns a 75% limited partner interest in Midstream Holdings, with Acacia owning the remaining 25% limited partner interest in Midstream Holdings.
Commercial Arrangements
Midstream Holdings, in which ENLC holds a 50% economic interest as of December 31, 2014, conducts business with Devon pursuant to gathering and processing agreements described below. The Partnership also historically has maintained a relationship with Devon as a customer, as described in more detail below.
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

Pursuant to the gathering and processing agreements, Devon has committed to deliver specified average minimum daily volumes of natural gas to Midstream Holdings’ gathering systems in the Barnett, Cana-Woodford and Arkoma-Woodford Shales during each calendar quarter for a five-year period following execution. These commitments account for substantially all of Midstream Holdings’ natural gas supply and approximately 30.4% of our combined revenues, or $1,065.6 million for the year ended December 31, 2014. Devon is entitled to firm service, meaning that if capacity on a system is curtailed or reduced, or capacity is otherwise insufficient, Midstream Holdings will take delivery of as much Devon natural gas as is permitted in accordance with applicable law.
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
On August 29, 2014, Gas Services assigned its 10-year gathering and processing agreement to Linn Energy in connection with Gas Services' divestiture of certain of its southeastern Oklahoma assets. Such assignment became effective December 1, 2014. Accordingly, beginning on December 1, 2014, Linn Energy will perform Gas Services' obligations under the agreement, which remains in full force and effect. The assignment of this agreement relates to production dedicated to our Northridge assets in southeastern Oklahoma.
Please see “Item 1A. Risk Factors” for a description of the risks associated with our dependence on Devon pursuant to these agreements.
Historical Customer Relationship with Devon
As noted above, the Partnership has historically maintained a customer relationship with Devon pursuant to which certain of the Partnership’s subsidiaries provide gathering, transportation, processing and gas lift services to Devon subsidiaries in exchange for fee-based compensation under several agreements with such Devon subsidiaries. The terms of these agreements vary, but the agreements expire between March 2015 and July 2021 and they automatically renew for month-to-month or year-to-year periods unless canceled by Devon prior to expiration. In addition, one of the Partnership’s subsidiaries has agreements with a subsidiary of Devon pursuant to which the Partnership’s subsidiary purchases and sells NGLs and pays or receives, as applicable, a margin-based fee. These NGL purchase and sale agreements have either month-to-month terms or expire in July 2014, depending on the agreement, but none renews automatically. These historical agreements collectively comprise $63.9 million, or 1.8%, of combined revenue for the year ended December 31, 2014.
Transition Services Agreement
In connection with the consummation of the business combination, the Partnership entered into a transition services agreement with Devon pursuant to which Devon is providing certain services to the Partnership with respect to the business and operations of Midstream Holdings, including IT, accounting, pipeline integrity, compliance management and procurement services, and the Partnership is providing certain services to Devon and its subsidiaries, including IT, human resources and other commercial and operational services. The transition service agreements accounted for $0.3 million in revenue in 2014, and we paid Devon $3.0 million for its services in 2014.
GCF Agreement
In connection with the consummation of the business combination, Midstream Holdings entered into an agreement with a wholly-owned subsidiary of Devon pursuant to which Devon agreed, from and after the closing of the business combination, to hold for the benefit of Midstream Holdings the economic benefits and burdens of Devon’s 38.75% general partner interest in Gulf Coast Fractionators in Mont Belvieu, Texas. This agreement contributed approximately $14.3 million to our income from equity investments for the period March 7, 2014 through December 31, 2014.
Lone Camp Gas Storage Agreement
In connection with the consummation of the business combination, Midstream Holdings entered into an agreement with a wholly-owned subsidiary of Devon under which Midstream Holdings will provide gas storage services at its Lone Camp storage facility. Under this agreement, the wholly-owned subsidiary of Devon will reimburse Midstream Services for the expenses it incurs in providing the storage services. The gas storage agreement accounted for an immaterial amount of revenue in 2014.
Acacia Transportation Agreement
In connection with the consummation of the business combination, a subsidiary of Midstream Holdings entered into an agreement with a wholly-owned subsidiary of Devon pursuant to which Midstream Holdings provides transportation services to Devon on its Acacia line. This agreement accounted for approximately 0.4% of our combined revenues, or $15.1 million, for the year ended December 31, 2014.
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
First Offer Agreement
In connection with the consummation of the business combination, we entered into a first offer agreement with Devon pursuant to which Devon is obligated to offer us a right of first offer with respect to any proposed transfer of Devon’s 50% interest in the Access Pipeline transportation system (the “Access Pipeline Interest”). The right of first offer is perpetual and subject to obtaining all required consents of governmental authorities and other third parties to the transfer of the Access Pipeline Interest.
Preferential Rights Agreement
Upon the closing of the business combination, we entered into a preferential rights agreement with the Partnership and EMI, pursuant to which we and EMI granted the Partnership a right of first refusal, for a period of 10 years, with respect to the Access Pipeline Interest, to the extent we in the future obtain such interest pursuant to the first offer agreement. In addition, if we have the opportunity to exercise our right of first offer for the Access Pipeline Interest pursuant to the first offer agreement, but determine not to exercise such right, we will be required to assign such right to the Partnership.
Tax Sharing Agreement
In connection with the consummation of the business combination, we, the Partnership and Devon entered into a tax sharing agreement providing for the allocation of responsibilities, liabilities and benefits relating to any tax for which a combined tax return is due. In 2014, we and Devon incurred approximately $2.7 million in taxes that would have been subject to the tax sharing agreement, had it been effective at the time the tax liability was incurred.
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
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding director independence.

Item 14.    Principal Accounting Fees and Services
Audit Fees
The fees for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2014, review of our internal control procedures for the fiscal year ended December 31, 2014 and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years was $0.4 million. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings. The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012 were paid by Devon.
Audit-Related Fees
KPMG did not perform any assurance and related services related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2014 that were not included in the audit fees listed above.
Tax Fees
KPMG did not perform any tax related services for the years ended December 31, 2014.
All Other Fees
KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” for the fiscal years ended December 31, 2014.
Audit Committee Approval of Audit and Non-Audit Services
All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. In 2015, the Audit Committee has not pre-approved the use of KPMG for any non-audit related services. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between Audit Committee meetings; provided that the additional services do not affect KPMG's independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting.

PART IV
Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

1.	See the Index to Financial Statements on page F-1.

2.	Exhibits
The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number			Description
2.1		—
Agreement and Plan of Merger, dated as of October 21, 2013, by and among Devon Energy Corporation, Devon Gas Services, L.P., Acacia Natural Gas Corp I, Inc., EnLink Midstream, Inc. (formerly known as Crosstex Energy, Inc.), EnLink Midstream, LLC, Boomer Merger Sub, Inc. and Rangers Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, dated October 21, 2013, filed with the Commission on October 22, 2013, file No. 000-50536).

2.2	**	—
Contribution Agreement, dated as of October 21, 2013, by and among Devon Energy Corporation, Devon Gas Corporation, Devon Gas Services, L.P., Southwestern Gas Pipeline, Inc., EnLink Midstream Partners, LP and EnLink Midstream Operating, LP (incorporated by reference to Exhibit 2.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated October 21, 2013, filed with the Commission on October 22, 2013, file No. 000-50067).

2.3	**	—
Contribution and Transfer Agreement, dated as of October 22, 2014, by and between EnLink Midstream Partners, LP and EnLink Midstream, Inc. (incorporated by reference to Exhibit 2.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated October 22, 2014, filed with the Commission on October 22, 2014, file No. 001-36340).

3.1		—	Certificate of Formation of EnLink Midstream, LLC (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, file No. 333-192419).
3.2		—	Certificate of Amendment to Certificate of Formation of EnLink Midstream, LLC (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4, file No. 333-192419).
3.3		—
First Amended and Restated Operating Agreement of EnLink Midstream, LLC, dated as of March 7, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated March 7, 2014, filed with the Commission on March 11, 2014, file No. 001-36336).

3.4		—	Certificate of Formation of EnLink Midstream Manager, LLC (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).
3.5		—
Certificate of Amendment to the Certificate of Formation of EnLink Midstream Manager, LLC (incorporated by reference to Exhibit 3.13 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

3.6		—
First Amended and Restated Limited Liability Company Agreement of EnLink Midstream Manager, LLC (incorporated by reference to Exhibit 3.14 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014).

3.7		—	Certificate of Formation of EnLink Midstream GP, LLC (incorporated by reference to Exhibit 3.7 to EnLink Midstream Partners, LP’s Registration Statement on Form S-1, file No. 333-97779).
3.8		—
Certificate of Amendment to the Certificate of Formation of EnLink Midstream GP, LLC (incorporated by reference to Exhibit 3.12 to EnLink Midstream Partners, LP’s Registration Statement on Form S-3, file No. 333-194465).

3.9		—
Third Amended and Restated Limited Liability Company Agreement of EnLink Midstream GP, LLC, dated as of July 7, 2014 (incorporated by reference to Exhibit 3.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated July 7, 2014, filed with the Commission on July 7, 2014, file No. 001-36340).

3.10		—
Certificate of Limited Partnership of EnLink Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Registration Statement on Form S-1, file No. 333-97779).

3.11		—
Certificate of Amendment to the Certificate of Limited Partnership of EnLink Midstream Partners, LP (incorporated by reference to Exhibit 3.2 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Commission on August 7, 2012, file No. 000-50067).

3.12	—
Second Amendment to the Certificate of Limited Partnership of EnLink Midstream Partners, LP (incorporated by reference to Exhibit 3.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

3.13	—
Seventh Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP, dated as of July 7, 2014 (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated July 7, 2014, filed with the Commission on July 7, 2014, file No. 001-36340).

4.1	—
Registration Rights Agreement, dated as of March 7, 2014, by and among Devon Gas Services, L.P. and EnLink Midstream, LLC (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2014, filed with the Commission on March 11, 2014, file No. 001-36336).

4.2	—
Unitholder Agreement, dated as of March 7, 2014, by and among Devon Energy Corporation, Devon Gas Corporation, Devon Gas Services, L.P., Southwestern Gas Pipeline, Inc. and EnLink Midstream Partners, LP (incorporated by reference to Exhibit 4.1 to EnLink Midstream Partner’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014), file No. 001-36340).

4.3	—	Specimen Certificate representing common units (incorporated by reference to Exhibit 5 to our Registration Statement on Form 8-A, file No. 001-36336).
4.4	—
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

4.6	—
Second Supplemental Indenture, dated as of November 12, 2014, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated November 6, 2014, filed with the Commission on November 12, 2014, file No. 001-36340).

4.7	—
Indenture governing the 7 ⅛% senior unsecured notes due 2022, dated as of May 24, 2012, by and among Crosstex Energy, L.P., Crosstex Energy Finance Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated May 23, 2012, filed with the Commission on May 24, 2012, file No. 000-50067).

10.1	—
First Offer Agreement, dated as of March 7, 2014, by and between EnLink Midstream, LLC and Devon Energy Corporation (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 7, 2014, filed with the Commission on March 11, 2014, file No. 001-36336).

10.2	—
Preferential Rights Agreement, dated as of March 7, 2014, by and among Crosstex Energy, Inc., EnLink Midstream Partners, LP and EnLink Midstream, LLC (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partner LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.3	—
Gas Gathering and Processing Contract-Bridgeport Plant, dated as of March 7, 2014, by and between Devon Gas Services, L.P. and EnLink Midstream Services, LLC (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partner LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.4	—
Gas Gathering and Processing Contract-Cana Plant, dated as of March 7, 2014, by and between Devon Gas Services, L.P. and EnLink Midstream Services, LLC (incorporated by reference to Exhibit 10.3 to EnLink Midstream Partner LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.5	—
Gas Gathering and Processing Contract-Northridge Plant, dated as of March 7, 2014, by and between Devon Gas Services, L.P. and EnLink Midstream Services, LLC (incorporated by reference to Exhibit 10.4 to EnLink Midstream Partner LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.6	—
Gas Gathering and Processing Contract-East Johnson County System, dated as of March 7, 2014, by and between Devon Gas Services, L.P. and EnLink Midstream Services, LLC (incorporated by reference to Exhibit 10.5 to EnLink Midstream Partner LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.7	—
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.8	†	—
Consulting Services Agreement, dated as of March 7, 2014, by and between William W. Davis and EnLink Midstream Operating, LP (incorporated by reference to Exhibit 10.7 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.9	†	—
EnLink Midstream GP, LLC Long-Term Incentive Plan, as amended and restated on March 7, 2014 (incorporated by reference to Exhibit 10.8 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated March 6, 2014, filed with the Commission on March 11, 2014, file No. 001-36340).

10.10	†	—	EnLink Midstream, LLC 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file No. 333-194395).
10.11	†	—
EnLink Midstream, LLC 2009 Long-Term Incentive Plan, as amended and restated on March 7, 2014 incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K dated March 7, 2014, filed with the Commission on March 11, 2014, file No. 001-36336).

10.12	†	—
Form of Severance Agreement (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated September 17, 2014, filed with the Commission on September 23, 2014, file No. 001-36340).

10.13	†	—
Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated October 31, 2014, filed with the Commission on November 3, 2014, file No. 001-36340).

10.14		—
Form of Change in Control Agreement (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated September 17, 2014, filed with the Commission on September 23, 2014, file No. 001-36340).

10.15	†	—	Form of EnLink Midstream, LLC Restricted Incentive Unit Agreement (Executive Form) (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8, file No. 333-194395).
10.16	†	—	Form of EnLink Midstream, LLC Restricted Incentive Unit Agreement (Employee Form) (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-8, file No. 333-194395).
10.17		—
Form of Restricted Incentive Unit Agreement (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated May 9, 2013, filed with the Commission on May 13, 2013, file No. 000-50067).

10.18		—
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

10.19		—
Credit Agreement, dated as of February 20, 2014, by and among Crosstex Energy, L.P., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer thereunder, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, Royal Bank of Canada and Bank of Montreal, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated February 20, 2014, filed with the Commission on February 21, 2014, file No. 000-50067).

10.20	†	—
Second Amendment to Employment Agreement, dated August 26, 2014, by and between EnLink Midstream GP, LLC and Michael J. Garberding (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated August 26, 2014, filed with the Commission on August 26, 2014, file No. 001-36340).

10.21	†	—
Separation and Release Agreement, dated October 17, 2014, between EnLink Midstream Operating, LP and Joe A. Davis (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated October 17, 2014, filed with the Commission on October 17, 2014, file No. 001-36340).

10.22	†	—
Form of Performance Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.23	†	—
Form of Performance Unit Agreement made under the 2014 LLC Plan (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.24	†	—
Form of Restricted Incentive Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.25	†	—
Form of Restricted Incentive Unit Agreement made under the 2014 LLC Plan (incorporated by reference to Exhibit 10.4 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.26		—
Commitment Increase and Extension Agreement, dated as of February 5, 2015, by and among EnLink Midstream Partners, LP, the Lenders party thereto, and Bank of America, N.A., as an L/C Issuer, as Swing Line Lender, and as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Partnership's Current Report on Form 8-K dated February 5, 2015, filed with the Commission on February 11, 2015, file No. 001-36340).

21.1	*	—	List of Subsidiaries.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Partnership pursuant to 18 U.S.C. Section 1350.
101	*	—
The following financial information from EnLink Midstream, LLC’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to Consolidated Financial Statements.

_______________________________________________________________________________

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2015.

ENLINK MIDSTREAM, LLC
By:	EnLink Midstream Manager, LLC, its managing member
By:	/s/ BARRY E. DAVIS
Barry E. Davis, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015
Barry E. Davis

/s/ JOHN RICHELS	Chairman of the Board of Directors	February 20, 2015
John Richels

/s/ THOMAS L. MITCHELL	Director	February 20, 2015
Thomas L. Mitchell

/s/ DAVID A. HAGER	Director	February 20, 2015
David A. Hager

/s/ DARRYL G. SMETTE	Director	February 20, 2015
Darryl G. Smette

/s/ MARY P. RICCIARDELLO	Director	February 20, 2015
Mary P. Ricciardello

/s/ LELDON E. ECHOLS	Director	February 20, 2015
Leldon E. Echols

/s/ JAMES C. CRAIN	Director	February 20, 2015
James C. Crain

/s/ ROLF A. GAFVERT	Director	February 20, 2015
Rolf A. Gafvert

/s/ MICHAEL J. GARBERDING	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2015
Michael J. Garberding

MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of EnLink Midstream, LLC is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for EnLink Midstream, LLC (the "Company"). As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of EnLink Midstream, LLC's principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
The Company's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of the EnLink Midstream, LLC's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2014, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued an attestation report on the Company's internal control over financial reporting, a copy of which appears on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Members
EnLink Midstream, LLC:
We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC (a Delaware limited liability corporation) and subsidiaries as of December 31, 2014 and 2013, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule 1. We also have audited EnLink Midstream, LLC’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EnLink Midstream, LLC’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnLink Midstream, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, EnLink Midstream, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2(g) to the financial statements, effective March 7, 2014, the Company has elected to change its method of accounting for computing depreciation under the units-of-production method to the straight-line method for certain assets. That change is a change in accounting estimate effected by and inseparable from the change in accounting principle.

/s/ KPMG LLP
Dallas, Texas
February 20, 2015

ENLINK MIDSTREAM, LLC
Consolidated Balance Sheets

	December 31,
	2014	2013
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$68.4	$—
Accounts receivable:
Trade, net of allowance for bad debt	139.0	0.4
Accrued revenues and other	253.3	—
Related party	120.8	—
Fair value of derivative assets	16.7	—
Natural gas and natural gas liquids inventory, prepaid expenses and other	48.7	5.8
Assets held for disposition	—	72.7
Total current assets	646.9	78.9
Property and equipment, net of accumulated depreciation of $1,422.3 and $1,169.8, respectively	4,934.3	1,768.1
Intangible assets, net of accumulated amortization of $36.5	533.0	—
Goodwill	3,684.7	401.7
Fair value of derivative assets	10.0	—
Investments in unconsolidated affiliates	270.8	61.1
Other assets, net	17.6	—
Total assets	$10,097.3	$2,309.8
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Drafts payable	$13.2	$—
Accounts payable	108.5	1.7
Accounts payable to related party	3.0	—
Accrued gas, condensate and crude oil purchases	204.5	—
Contract liability	20.3	—
Accrued capital expenditures	18.9	—
Fair value of derivative liabilities	3.0	—
Accrued interest	16.9	—
Other current liabilities	92.1	38.8
Liabilities held for disposition	—	37.0
Total current liabilities	480.4	77.5
Long-term debt	2,022.5	—
Asset retirement obligations	10.9	7.7
Other long-term liabilities	83.8	—
Deferred tax liability	526.6	440.9
Fair value of derivative liabilities	2.0	—
Members' equity:
Predecessor	—	1,783.7
Members' equity (164,055,004 units issued and outstanding at December 31, 2014)	2,774.3	—
Non-controlling interest	4,196.8	—
Total members' equity	6,971.1	1,783.7
Commitments and contingencies (Note 14)
Total liabilities and members' equity	$10,097.3	$2,309.8
See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Operations

	Years ended December 31,
	2014	2013	2012
	(In millions, except per unit data)
Revenues:
Revenues	$2,412.7	$179.4	$153.9
Revenues - affiliates	1,065.6	2,116.5	1,753.9
Gain on derivatives	22.1	—	—
Total revenues	3,500.4	2,295.9	1,907.8
Operating costs and expenses:
Purchased gas, NGLs, condensate and crude oil (1)	2,494.5	1,736.3	1,428.1
Operating expenses (2)	278.2	156.2	149.9
General and administrative (3)	97.3	45.1	41.7
Depreciation and amortization	280.3	187.0	145.4
Gain on sale of property	(0.1)	—	—
Impairments	—	—	16.4
Gain on litigation settlement	(6.1)	—	—
Total operating costs and expenses	3,144.1	2,124.6	1,781.5
Operating income	356.3	171.3	126.3
Other income (expense):
Interest expense, net of interest income	(49.8)	—	—
Equity in income of equity investment	18.9	14.8	2.0
Gain on extinguishment of debt	3.2	—	—
Other expense	(0.5)	—	—
Total other income (expense)	(28.2)	14.8	2.0
Income from continuing operations before non-controlling interest and income taxes	328.1	186.1	128.3
Income tax provision	(76.4)	(67.0)	(46.2)
Net income from continuing operations	251.7	119.1	82.1
Discontinued operations:
Income (loss) from discontinued operations, net of tax	1.0	(2.3)	(5.2)
Income from discontinued operations attributable to non-controlling interest, net of tax	—	(1.3)	(1.1)
Discontinued operations, net of tax	1.0	(3.6)	(6.3)
Net income	252.7	115.5	75.8
Net income attributable to the non-controlling interest	126.7	—	—
Net income attributable to Enlink Midstream, LLC	$126.0	$115.5	$75.8
Predecessor interest in net income (4)	$35.5	$—	$—
Enlink Midstream, LLC interest in net income	$90.5	$—	$—
Net income attributable to Enlink Midstream, LLC per unit:
Basic common unit	$0.55	$—	$—
Diluted common unit	$0.55	$—	$—
(1) Includes $354.3 million, $1,588.2 million and $1,310.3 million for the year ended December 31, 2014, 2013 and 2012, respectively, of affiliate purchased gas.
(2) Includes $5.9 million, $36.2 million and $33.8 million for the year ended December 31, 2014, 2013 and 2012, respectively, of affiliate operating expenses.
(3) Includes $11.6 million, $45.1 million and $41.7 million for the year ended December 31, 2014, 2013 and 2012, respectively, of affiliate general and administrative expenses.
(4) Represents net income attributable to the Predecessor for the periods prior to March 7, 2014.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Changes in Members' Equity
Years ended December 31, 2014, 2013 and 2012

	Common Units		Predecessor Equity	Non- Controlling Interest

	$	Units	$	$	Total
Balance, December 31, 2011	$—	—	$1,856.0	$45.3	$1,901.3
Distributions from the Predecessor	—	—	21.5	—	21.5
Distributions from non-controlling interest	—	—	—	3.4	3.4
Net income	—	—	75.8	—	75.8
Balance, December 31, 2012	—	—	1,953.3	48.7	2,002.0
Distributions to the Predecessor	—	—	(285.1)	—	(285.1)
Distributions to non-controlling interest	—	—	—	(1.6)	(1.6)
Sale of non-controlling interest	—	—	—	(47.1)	(47.1)
Net income	—	—	115.5	—	115.5
Balance, December 31, 2013	—	—	1,783.7	—	1,783.7
Distributions to the Predecessor	—	—	(71.9)	—	(71.9)
Issuance of units for reorganization of predecessor equity	941.7	115.5	(1,747.3)	805.6	—
Issuance of common units for acquisition of Company	1,822.6	48.5		2,847.7	4,670.3
Elimination of deferred taxes attributable to non-controlling interest in predecessor equity	—	—	—	204.9	204.9
Issuance of units by the Partnership	—	—	—	412.0	412.0
Change in equity due to issuance of units by the Partnership	(1.1)	—	—	1.8	0.7
Conversion of restricted units for common units, net of units withheld for taxes	(1.2)	0.1	—	0.1	(1.1)
Non-controlling partner's impact on conversion of restricted units and options	—	—	—	(0.3)	(0.3)
Unit-based compensation	10.6	—	—	9.0	19.6
Distributions to members	(89.0)	—	—	—	(89.0)
Distributions to non-controlling interest	—	—	—	(204.3)	(204.3)
Purchase of non-controlling interest	0.2	—	—	(12.7)	(12.5)
Non-controlling interest contributions	—	—	—	6.3	6.3
Net income	90.5	—	35.5	126.7	252.7
Balance December 31, 2014	$2,774.3	164.1	$—	$4,196.8	$6,971.1

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net income from continuing operations	$251.7	$119.1	$82.1
Adjustments to reconcile net income to net cash provided by operating activities, net of assets acquired or liabilities assumed:
Depreciation and amortization	280.3	187.0	145.4
Asset impairments	—	—	16.4
Accretion expense	0.5	0.5	0.4
Gain on extinguishment of debt	(3.2)	—	—
Gain on sale of property and other assets	(0.1)	—	—
Non-cash unit-based compensation	19.6	—	—
Deferred tax expense (benefit)	67.4	35.5	(12.9)
Gain on derivatives recognized in net income	(22.1)	—	—
Cash settlements on derivatives	(0.3)	—	—
Amortization of debt issue costs	1.9	—	—
Amortization of premium on notes	(2.9)	—	—
Distribution of earnings from equity investments	7.0	10.9	0.4
Equity in income of equity investments	(18.9)	(14.8)	(2.0)
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	(98.1)	—	—
Natural gas and natural gas liquids, prepaid expenses and other	(8.2)	0.7	(2.6)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(17.3)	(8.6)	(17.5)
Net cash provided by operating activities	457.3	330.3	209.7
Cash flows from investing activities:
Additions to property and equipment	(763.6)	(244.3)	(337.2)
Acquisition of business	(283.0)	—	—
Proceeds from sale of property	0.1	—	—
Investment in limited liability company	(5.7)	—	(17.1)
Distribution from limited liability company in excess of earnings	10.9	1.1	1.9
Net cash used in investing activities	(1,041.3)	(243.2)	(352.4)
Cash flows from financing activities:
Proceeds from borrowings	3,367.8	—	—
Payments on borrowings	(2,792.7)	—	—
Payments on capital lease obligations	(3.0)	—	—
Increase in drafts payable	10.2	—	(1.6)
Debt refinancing costs	(19.7)	—	—
Conversion of restricted units, net of units withheld for taxes	(1.1)	—	—
Conversion of Partnership's restricted units, net of units withheld for taxes	(0.7)	—	—
Proceeds from issuance of Partnership common units	412.0	—	—
Distributions to non-controlling interest	(204.3)	—	—
Contributions by non-controlling interest	6.3	—	—
Distribution to members	(89.0)	—	—
Contributions by (distributions to) Predecessor	(21.3)	(151.2)	87.8
Proceeds from exercise of Partnership unit options	0.4	—	—
Purchase of non-controlling interest	(12.5)	—	—
Net cash provided by (used in) financing activities	652.4	(151.2)	86.2
Cash flow from discontinued operations:
Net cash provided by operating activities	5.0	31.1	66.9
Net cash provided by (used in) investing activities	(0.6)	154.2	61.0
Net cash used in financing activities-net distributions to Devon and non-controlling interests	(4.4)	(136.8)	(63.9)
Net cash provided by discontinued operations	—	48.5	64.0
Net increase (decrease) in cash and cash equivalents	68.4	(15.6)	7.5
Cash and cash equivalents, beginning of period	—	15.6	8.1
Cash and cash equivalents, end of period	$68.4	$—	$15.6
Cash paid for interest	$55.8	$—	$—
Cash paid for income taxes	$7.5	$—	$—

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements
December 31, 2014 and 2013

(1) Organization and Summary of Significant Agreements
(a) Organization of Business and Nature of Business
EnLink Midstream, LLC is a Delaware limited liability company formed in October 2013. Effective as of March 7, 2014, EnLink Midstream, Inc. (“EMI”) merged with and into a wholly-owned subsidiary of the Company and Acacia Natural Gas Corp I, Inc. (“New Acacia”), formerly a wholly-owned subsidiary of Devon Energy Corporation (“Devon”), merged with and into a wholly-owned subsidiary of the Company (collectively, the “mergers”). Pursuant to the mergers, each of EMI and New Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held. EMI owns common units representing an approximate 7.1% limited partner interest in EnLink Midstream LP ( the "Partnership") as of December 31, 2014 and also owns EnLink Midstream Partners GP, LLC (the “General Partner”). New Acacia directly owns a 50% limited partner interest in Midstream Holdings. Midstream Holdings formerly was a wholly-owned subsidiary of Devon. Upon closing of the business combination (as defined below), ENLC issued 115,495,669 Class B Units (“Class B Units”) to a wholly-owned subsidiary of Devon, which represents approximately 70% of the outstanding limited liability company interests in ENLC. The Class B units converted to common units on May 6, 2014.
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
Our assets consist of equity interests in the Partnership and Midstream Holding. The Partnership is a publicly traded limited partnership engaged in the gathering, transmission, processing, fractionation and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. Midstream Holdings is a partnership held by us and the Partnership and is engaged in the gathering, transmission and processing of natural gas. As of December 31, 2014, our interests in the Partnership and Midstream Holdings consist of the following:

•	17,431,152 common units representing an aggregate 7.1% limited partner interest in the Partnership;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.7% general partner interest and all of the incentive distribution rights in the Partnership; and

•	50% limited partner interest in Midstream Holdings and 25% limited partner interest in Midstream Holdings as of February 17, 2015.
(b) Nature of Business
The Company primarily focuses on providing midstream energy services, including gathering, transmission, processing, fractionation, brine services and marketing, to producers of natural gas, NGLs, crude oil and condensate. The Company connects the wells of natural gas producers in its market areas to its gathering systems, processes natural gas for the removal of NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. The Company purchases natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Company operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee-based arrangements. The Company provides a variety of crude oil and condensate services, which include crude oil and condensate gathering and transmission via pipelines, barges, rail and trucks, condensate stabilization and brine disposal. The Company also has crude oil and condensate terminal facilities that provide access for crude oil and condensate producers to the premium markets in this area. The Company's gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Company's transmission pipelines primarily receive natural gas from its gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Company also has transmission lines that transport NGLs from east Texas and from its south Louisiana processing plants to its fractionators in south Louisiana. The Company's crude oil and condensate gathering and transmission systems consist of trucking facilities, pipelines, rail and barge facilities that, in exchange for a fee, transport oil from a producer site to an end user. The Company's processing plants remove NGLs and CO2 from a natural gas stream and its fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(2) Significant Accounting Policies
(a) Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Further, the consolidated financial statements give effect to the business combination and related transactions discussed above under the acquisition method of accounting and are treated as a reverse acquisition. Under the acquisition method of accounting, Midstream Holdings was the accounting acquirer in the transactions because its parent company, Devon, obtained control of ENLC after the business combination. Consequently, Midstream Holdings’ assets and liabilities retained their carrying values and are reflected in the balance sheet as of December 31, 2013 as the Predecessor. All financial results prior to March 7, 2014 reflect the historical operations of Midstream Holdings and are reflected as Predecessor income in the statement of operations. Additionally, EMI’s assets acquired and liabilities assumed by ENLC, as well as ENLC's non-controlling interests in the Partnership, were recorded at their fair values measured as of the acquisition date, March 7, 2014. The excess of the purchase price over the estimated fair values of EMI’s net assets acquired was recorded as goodwill. Financial results on and subsequent to March 7, 2014 reflect the combined operations of Midstream Holdings and EMI, which give effect to new contracts entered into with Devon and include the legacy Partnership assets. Certain assets were not contributed to Midstream Holdings from the Predecessor and the operations of such non-contributed assets have been presented as discontinued operations. All significant intercompany transactions and balances have been eliminated.
Prior year balances have been prepared from records maintained by Devon and may not be indicative of the actual results of operations that might have occurred if the Predecessor had been operated separately during the periods reported. Because a direct ownership relationship did not exist among the businesses comprising the Predecessor, the net investment in the Predecessor is shown as Predecessor equity, in lieu of owner’s equity, in the consolidated financial statements.
During the prior year reporting periods for the accompanying financial statements, Devon provided cash management services to the Predecessor through a centralized treasury system. As a result, all revenues covered by the centralized treasury system were deemed to have been received in cash by the Predecessor from Devon during the period in which the revenue was recorded in the financial statements. All charges and cost allocations covered by the centralized treasury system were deemed to have been paid in cash to Devon during the period in which the cost was recorded in the financial statements. The net effects of these amounts are reflected as net distributions to or contributions from Devon and non-controlling interests in the accompanying statements of equity. As a result of this accounting treatment, the Predecessor’s working capital does not reflect any affiliate accounts receivables or payables, except for amounts that pertain to planned cash transfers between the Predecessor and Devon affiliates.
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
(c) Revenue Recognition
The Company recognizes revenue for sales or services at the time the natural gas, NGLs, condensate or crude oil are delivered or at the time the service is performed at a fixed or determinable price. The Company generally accrues one month of sales and the related natural gas, NGL condensate and crude oil purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent month. Actual results could differ from the accrual estimates. The Company's purchase and sale arrangements are generally reported in revenues and costs on a gross basis in the consolidated statement of operations in accordance with the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 605-45-45-1. Except for fee based arrangements, the Company acts as the principal in these purchase and sale transactions, has the risk and reward of ownership as evidenced by title transfer, schedules the transportation and assumes credit risk.
The Company accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).
(d) Gas Imbalance Accounting
Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. The Company had imbalance payables of $1.5 million at December 31, 2014,

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

which approximate the fair value of these imbalances. The Company had imbalance receivables of $1.2 million at December 31, 2014, which are carried at the lower of cost or market value. There were no imbalance payables or receivables at December 31, 2013.
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
The components of property, plant and equipment are as follows (in millions):

	December 31,
	2014	2013
Transmission assets	$1,270.3	$95.9
Gathering systems	2,391.9	1,617.8
Gas processing plants	2,356.1	1,223.7
Other property and equipment	104.0	0.5
Construction in process	234.3	—
Property, plant and equipment	6,356.6	2,937.9
Accumulated depreciation and amortization	(1,422.3)	(1,169.8)
Property, plant and equipment, net	$4,934.3	$1,768.1
Change in Depreciation Method. Historically, Midstream Holdings depreciated certain property, plant, and equipment using the units-of-production method. As a result of the business combination, the Company is operated as an independent midstream company and thus no longer has access to Devon’s proprietary reserve and production data historically used to compute depreciation under the units-of-production method. Additionally, the existing contracts with Devon were revised to a fee-based arrangement with minimum volume commitments. Effective March 7, 2014, the Company changed its method of computing depreciation for these assets to the straight-line method, consistent with the depreciation method applied to the Company’s legacy assets. In accordance with FASB ASC 250, the Company determined that the change in depreciation method is a change in accounting estimate effected by a change in accounting principle, and accordingly, the straight-line method will be applied on a prospective basis. This change is considered preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. The effect of this change in estimate resulted in a decrease in depreciation expense for the year ended December 31, 2014 by approximately $29.4 million and $0.18 per unit.
Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Gas processing plants	20 - 25 years
Other property and equipment	3 - 15 years
Depreciation expense of $243.8 million, $187.0 million and $145.4 million was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
Impairment Review. We evaluate our property, plant and equipment for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment loss is recognized equal to the excess of the asset’s carrying value over its fair value. The fair values of long-lived assets are generally determined from estimated discounted future net cash flows. Our estimate of cash flows is based on assumptions which include (1) the amount of fee based services, the purchase and resale margins and the volume of natural gas, NGL, condensate and crude oil available to the asset, (2) markets available to the asset, (3) operating expenses, and (4) future natural gas, crude oil, condensate and NGL product prices. The volume of available natural gas, condensate, NGLs and crude oil to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas, NGL, condensate and crude oil prices. Projections of volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors. Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset. During 2012, the Predecessor recognized $16.4 million of asset impairment related to its continuing operations. The impairment resulted from the impact of lower natural gas and NGL prices on the Predecessor’s Northridge system and is included in the Oklahoma segment.
(h) Equity Method of Accounting
The Company accounts for investments where it does not control the investment but has the ability to exercise significant influence using the equity method of accounting. Under this method, equity investments are initially carried at the acquisition cost, increased by the Company’s proportionate share of the investee’s net income and by contributions made, and decreased by the Predecessor’s proportionate share of the investee’s net losses and by distributions received.
The Company evaluates its equity investments for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.
(i) Goodwill
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Company evaluates goodwill for impairment annually as of October 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Company may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value of the reporting unit to the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. The Company or Predecessor performed annual impairment tests of goodwill as of the fourth quarters of 2014, 2013 and 2012. Based on these assessments, no impairment of goodwill was required.
The table below provides a summary of the Company’s goodwill, by assigned reporting unit.

	December 31, 2014	December 31, 2013
	(in millions)
Texas	$1,168.2	$325.4
Louisiana	786.8	—
Oklahoma	190.3	76.3
Ohio River Valley	112.5	—
Corporate	1,426.9	—
Total	$3,684.7	$401.7

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The increase to the Company's goodwill in 2014 of $3.3 billion represents the goodwill recognized on the business combination with Midstream Holdings described in Note 3.
(j) Intangible Assets
Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years.
The following table represents the Partnership's total purchased intangible assets at years ended December 31, 2014 (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$569.5	$(36.5)	$533.0

The weighted average amortization period for intangible assets is 13.7 years. Amortization expense for intangibles was approximately $36.5 million for the year ended December 31, 2014.
The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in millions):

2015	$44.5
2016	44.5
2017	44.5
2018	44.5
2019	43.6
Thereafter	311.4
Total	$533.0
(k) Asset Retirement Obligations
The Company recognizes liabilities for retirement obligations associated with its pipelines and processing and fractionation facilities. Such liabilities are recognized when there is a legal obligation associated with the retirement of the assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property, plant and equipment. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost. The Company’s retirement obligations include estimated environmental remediation costs which arise from normal operations and are associated with the retirement of the long-lived assets. The asset retirement cost is depreciated using the straight line depreciation method similar to that used for the associated property, plant and equipment. The Company provided an asset retirement obligation of $19.1 million and $7.7 million as of December 31, 2014 and 2013, respectively. $8.2 million of the provided asset retirement obligation as of December 31, 2014 is reflected in Other Current Liabilities.
(l) Other Long-Term Liabilities
Included in other current and long-term liabilities is an $80.7 million total liability related to an onerous performance obligation assumed in the business combination. The Company has one delivery contract which requires it to deliver a specified volume of gas each month at an indexed base price with a term to 2019. The Company realizes a loss on the delivery of gas under this contract each month based on current prices. The fair value of this onerous performance obligation was recorded as a result of the March 7, 2014 business combination and was based on forecasted discounted cash obligations in excess of market under this gas delivery contract. The liability is reduced each month as delivery is made over the remaining life of the contract with an offsetting reduction in purchase gas costs.
(m) Derivatives
The Company uses derivative instruments to hedge against changes in cash flows related to product price only. We generally determine the fair value of swap contracts based on the difference between the derivative's fixed contract price and the underlying market price at the determination date. The asset or liability related to the derivative instruments is recorded on

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

the balance sheet as fair value of derivative assets or liabilities in accordance with FASB ASC 815. Changes in fair value of derivative instruments are recorded in gain (loss) on derivative activity in the period of change.
Realized gains and losses on commodity related derivatives are recorded as gain or loss on derivative activity within revenues in the consolidated statement of operations in the period incurred. Settlements of derivatives are included in cash flows from operating activities.
(n) Concentrations of Credit Risk
Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of trade accounts receivable and commodity financial instruments. Management believes the risk is limited, other than the Company's exposure to Devon discussed below, since the Company's customers represent a broad and diverse group of energy marketers and end users. In addition, the Company continually monitors and reviews credit exposure of its marketing counter-parties and letters of credit or other appropriate security are obtained when considered necessary to limit the risk of loss. The Company records reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. The Company had no reserve for uncollectible receivables as of December 31, 2014 and 2013.
During the year ended December 31, 2014, the Company had only one customer other than the affiliate transactions that individually represented greater than 10.0% of its consolidated midstream revenues. The customer is located in the Louisiana segment and represented 11.0%, of the consolidated revenues for the year ended December 31, 2014. The affiliate transactions with Devon represented 30.4%, 92.2% and 91.9% of the consolidated midstream revenues for the years ended December 31, 2014, 2013 and 2012, respectively. As the Company continues to grow and expand, the relationship between individual customer sales and consolidated total sales is expected to continue to change. Devon and the Company's Louisiana customer represent a significant percentage of revenues and the loss of either customer would have a material adverse impact on the Company's results of operations because the gross operating margin received from transactions with these customers is material to the Company.
(o) Environmental Costs
Environmental expenditures are expensed or capitalized as depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the year ended December 31, 2014, 2013 and 2012 such expenditures were not material.
(p) Unit-Based Awards
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
(q) Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
(r) Discontinued Operations
The Company classifies as discontinued operations its assets that have clearly distinguishable cash flows and are in the process of being sold or have been sold. The Company also includes as discontinued operations Predecessor assets that were not contributed in the business combination.
(s) Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant and Equipment, Reporting Discontinued Operations and

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

Disclosures of Disposals of Components of an Entity. The amendment, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results. The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This amendment has no impact on our current disclosures, but will in the future if we dispose of any individually significant components.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will replace existing revenue recognition requirements in US GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of an entity's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures. Subject to this evaluation, we have reviewed all recently issued accounting pronouncements that became effective during the year ended December 31, 2014, and have determined that none would have a material impact on our Consolidated Financial Statements.
(t) Other Assets
Costs incurred in connection with the issuance of long-term debt are deferred and recorded as interest expense over the term of the related debt. Gains or losses on debt repurchases, redemptions and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $17.5 million as of December 31, 2014 are included in other assets, net. Debt issuance costs are amortized into interest expense using the straight-line method over the term of the debt.
(u) Legal Costs Expected to be Incurred in Connection with a Loss Contingency
Legal costs incurred in connection with a loss contingency are expensed as incurred.
(3) Acquisition
Chevron acquisition
Effective November 1, 2014, the Partnership acquired, through one of its wholly owned subsidiaries, Gulf Coast natural gas pipeline assets predominantly located in southern Louisiana for $234.0 million in cash, subject to certain adjustments. The natural gas assets include natural gas pipelines spanning from Beaumont, Texas to the Mississippi River corridor and working natural gas storage capacity in southern Louisiana. The Partnership paid cash of $231.5 million in November 2014 in cash.
The following table is a preliminary summary of the fair value of the assets acquired and liabilities assumed:

Purchase Price Allocation (in millions):
Assets acquired:
Property, plant and equipment	$242.2
Liabilities assumed:
Current liabilities	(10.7)
Total purchase price	$231.5
The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to change. For the period from November 1, 2014 to December 31, 2014, the Company recognized $5.3 million of revenues and $4.9 million of operating expenses related to the assets acquired.
E2 Investment and Drop Down to Partnership
On October 22, 2014, the Partnership acquired equity interests in E2 Appalachian Compression, LLC and E2 Energy Services, LLC (together “E2”) from EMI. The total consideration for the transaction is approximately $194.0 million, including a cash payment of $163.0 million and approximately 1.0 million Partnership units (valued at approximately $31.2 million based

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

on the October 22, 2014 closing price of the Partnership's units). This acquisition has been accounted for as an acquisition under common control under ASC 805.
On October 10, 2014, the Company purchased 100% of Class A units and 50% of Class B Units owned by E2 management in E2 Appalachian Compression, LLC for $7.0 million and $5.5 million, respectively.
Devon Merger
On March 7, 2014, EMI merged with and into a wholly-owned subsidiary of the Company, and New Acacia, formerly a wholly-owned subsidiary of Devon, merged with and into another wholly-owned subsidiary of the Company (collectively, the “mergers”). Upon consummation of the mergers, EMI and New Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held. As of December 31, 2014, the Company, through its ownership of EMI, owned approximately 7.1% of the outstanding limited partner interests in the Partnership and owned 100.0% of the General Partner. The Company, through its ownership of New Acacia, indirectly owns a 50% limited partner interest in Midstream Holdings. Midstream Holdings owns midstream assets previously held by Devon in the Barnett Shale in North Texas, the Cana-Woodford Shale and Arkoma-Woodford Shale in Oklahoma and a contractual right to the burdens and benefits associated with Devon’s 38.75% interest in Gulf Coast Fractionators (“GCF”) in Mt. Belvieu, Texas.
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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The following table summarizes the purchase price (in millions, except per unit price):

EMI outstanding common shares:
Held by public shareholders	48.0
Restricted shares	0.4
Total subject to exchange	48.4
Exchange ratio	1.0	x
Exchanged shares	48.4
EMI common share price(1)	$37.6
EMI consideration	$1,822.6
Fair value of non-controlling interests in E2	18.9
Total consideration and fair value of non-controlling interests	$1,841.5
Partnership outstanding units:
Common units held by public unitholders	75.1
Preferred units held by third party (2)	17.1
Restricted units	0.4
Total	92.6
Partnership common unit price(3)	$30.51
Partnership common units value	$2,825.2
Partnership outstanding unit options value	$3.9
Total fair value of non-controlling interests in the Partnership(3)	$2,828.8
Total consideration and fair value of non-controlling interests	$4,670.3
(1) The final purchase price is based on the fair value of the Company's common shares as of the closing date, March 7, 2014.
(2) The Partnership converted the preferred units to common units in February 2014.
(3) The final purchase price is based on the fair value of the Partnership's common units as of the closing date, March 7, 2014.
The following table is a summary of the fair value of the assets acquired and liabilities assumed from EMI in the business combination as of March 7, 2014:

Purchase Price Allocation (in millions):
Assets acquired:
Current assets	$437.4
Property, plant and equipment	2,437.9
Intangibles assets	569.4
Equity investment	221.5
Goodwill	3,283.1
Other long term assets	1.3
Liabilities assumed:
Current liabilities	(515.0)
Long-term debt	(1,453.7)
Deferred taxes	(210.4)
Other long term liabilities	(101.2)
Total purchase price	$4,670.3

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

Goodwill recognized from the business combination primarily relates to the value created from additional growth opportunities and greater operating leverage in the Company's core areas. The goodwill is allocated among our Texas, Louisiana, Oklahoma, and ORV segments. All of the goodwill is non-deductible for tax purposes.
For the period from March 7, 2014 to December 31, 2014, the Company recognized $2,504.4 million of revenues and $2,460.6 million of operating expenses related to the assets acquired in the business combination.
Unaudited Pro Forma Information
The following unaudited pro forma condensed financial data for the year ended December 31, 2014 and 2013 gives effect to the business combination, Chevron acquisition and E2 drop down as if they had occurred on January 1, 2013. The pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. As of March 7, 2014, Midstream Holdings entered into gathering and processing agreements with Devon, which are described in Note 4. Pro forma financial information associated with the business combination and with these agreements with Devon is reflected below.

	Year Ended December 31,
	2014	2013
	(in millions except for per unit data)
Pro forma total revenues	$3,698.2	$2,597.9
Pro forma net income	$240.1	$102.4
Pro forma net income attributable to Enlink Midstream, LLC	$67.5	$70.4
Pro forma net income per common unit:
Basic	$0.41	$0.43
Diluted	$0.41	$0.43
(4) Affiliate Transactions
The Partnership engages in various transactions with Devon and other affiliated entities. Prior to March 7, 2014, these transactions relate to Predecessor transactions consisting of sales to and from affiliates, services provided by affiliates, cost allocations from affiliates and centralized cash management activities performed by affiliates. Management believes these transactions are executed on terms that are fair and reasonable and are consistent with terms for transactions with nonaffiliated third parties. The amounts related to affiliate transactions are specified in the accompanying financial statements.
The Predecessor’s historical assets comprised all of Devon’s U.S. midstream assets and operations. However, only its assets serving the Barnett, Cana-Woodford and Arkoma-Woodford Shales, as well as contractual rights to the economic burdens and benefits of Devon's 38.75% interest in GCF, were contributed to Midstream Holdings in connection with the business combination. Assets that were not contributed from the Predecessor are reflected as discontinued operations prior to March 7, 2014 and reflected as a reduction in equity at March 7, 2014. Further, the Predecessor’s historical combined financial statements include U.S. federal and state income tax expense. As a result of the business combination, Midstream Holdings is a legal entity that is treated as a partnership for tax purposes and is not subject to U.S. federal income tax or certain state income taxes in the future. The business combination transactions were treated as a reorganization under common control for tax purposes. Therefore, the elimination of the related deferred tax liability is reflected as an increase in equity.
Midstream Holdings, in which the Partnership holds a 50% economic interest as of March 7, 2014, conducts business with Devon pursuant to the gathering and processing agreements described below.  The legacy Partnership also historically has maintained a relationship with Devon as a customer, as described in more detail below.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

Gathering and Processing Agreements
As described in Note 1, Midstream Holdings was previously a wholly-owned subsidiary of Devon, and all of its assets were contributed to it by Devon.  In connection with the consummation of the business combination, EnLink Midstream Services, LLC, a wholly-owned subsidiary of Midstream Holdings (“EnLink Midstream Services”), entered into 10-year gathering and processing agreements with Devon pursuant to which EnLink Midstream Services provides gathering, treating, compression, dehydration, stabilization, processing and fractionation services, as applicable, for natural gas delivered by Devon Gas Services, L.P., a subsidiary of Devon (“Gas Services”) to Midstream Holdings’ gathering and processing systems in the Barnett, Cana-Woodford and Arkoma-Woodford Shales. SWG Pipeline, L.L.C. (“SWG Pipeline”), another wholly-owned subsidiary of Midstream Holdings, entered into a 10-year gathering agreement with Devon pursuant to which SWG Pipeline provides gathering, treating, compression, dehydration and redelivery services, as applicable, for natural gas delivered by Gas Services to another of the Partnership's gathering system in the Barnett Shale.
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
On August 29, 2014, Gas Services assigned its 10-year gathering and processing agreement to Linn Exchange Properties, LLC (“Linn Energy”), which is a subsidiary of Linn Energy, LLC, in connection with Gas Services' divestiture of certain of its southeastern Oklahoma assets. Such assignment was effective as of December 1, 2014. Accordingly, beginning on December 1, 2014, Linn Energy is responsible to perform Gas Services' obligations under the agreement, which remains in full force and effect. The assignment of this agreement relates to production dedicated to our Northridge assets in southeastern Oklahoma. Gross operating margin related to our Northridge assets totaled $28.4 million for the year ended December 31, 2014.
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
Transition Services Agreement
In connection with the consummation of the business combination, the Partnership entered into a transition services agreement with Devon pursuant to which Devon provides certain services to the Partnership with respect to the business and operations of Midstream Holdings, including IT, accounting, pipeline integrity, compliance management and procurement services, and the Partnership provides certain services to Devon and its subsidiaries, including IT, human resources and other commercial and operational services. Substantially all services under the transition services agreement were completed during 2014.
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
Lone Camp Gas Storage Agreement

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
Office Leases
In connection with the closing of the business combination, the Operating Partnership entered into three office lease agreements with a wholly-owned subsidiary of Devon pursuant to which the Operating Partnership leases office space from Devon at its Bridgeport, Oklahoma City and Cresson office buildings. Rent payable to Devon under these lease agreements is $174,000, $31,000 and $66,000, respectively, on an annual basis.
Tax Sharing Agreement
In connection with the closing of the business combination, the Partnership, ENLC and Devon entered into a tax sharing agreement providing for the allocation of responsibilities, liabilities and benefits relating to any tax for which a combined tax return is due.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The following presents financial information for the Predecessor's affiliate transactions and other transactions with Devon, all of which were settled through an adjustment to equity prior to March 7, 2014 (in millions):

	Year Ended December 31,
	2014	2013	2012
Continuing Operations:
Operating revenues - affiliates	$(436.4)	$(2,116.5)	$(1,753.9)
Operating expenses - affiliates	340.0	1,669.5	1,385.8
Net affiliate transactions	(96.4)	(447.0)	(368.1)
Capital expenditures	16.2	244.3	337.2
Other third-party transactions, net	58.9	51.5	118.7
Net third-party transactions	75.1	295.8	455.9
Net cash distributions to Devon - continuing operations	(21.3)	(151.2)	87.8
Non-cash distribution of net assets to Devon	(6.3)	—	—
Total net distributions per equity	$(27.6)	$(151.2)	$87.8

Discontinued operations:
Operating revenues - affiliates	$(10.4)	$(84.6)	$(152.0)
Operating expenses - affiliates	5.0	32.7	86.3
Cash used in financing activities - affiliates	—	(5.6)	(1.1)
Net affiliate transactions	(5.4)	(57.5)	(66.8)
Capital expenditures	0.6	1.1	26.5
Other third-party transactions, net	0.4	(72.0)	(23.6)
Net third-party transactions	1.0	(70.9)	2.9
Net distributions to Devon and non-controlling interests - discontinued operations	(4.4)	(128.4)	(63.9)
Non-cash distribution of net assets to Devon	(39.9)	—	—
Total net distributions per equity	$(44.3)	$(128.4)	$(63.9)
Total distributions- continuing and discontinued operations	$(71.9)	$(279.6)	$23.9
For the years ended December 31, 2014, 2013, 2012, Devon was a significant customer to the Partnership. Devon accounted for 30.4%, 92.2% and 91.9% of the Partnership's revenues for the year ended December 31, 2014, 2013 and 2012, respectively. The affiliate revenues after March 7, 2014 through December 31, 2014 were $629.2 million. The Partnership had an accounts receivable balance related to transactions with Devon of $120.8 million as of December 31, 2014. Additionally, the Partnership had an accounts payable balance related to transactions with Devon of $3.0 million as of December 31, 2014.
Share-based compensation costs included in the management services fee charged to Midstream Holdings by Devon were approximately $2.8 million for the year ended December 31, 2014 and $12.8 million for both 2013 and 2012. Pension, postretirement and employee savings plan costs included in the management services fee charged to the Partnership by Devon were approximately $1.6 million, $8.7 million and $9.1 million for the year ended December 31, 2014, 2013 and 2012 respectively. These amounts are included in general and administrative expenses in the accompanying statements of operations.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(5) Long-Term Debt
As of December 31, 2014, long-term debt consisted of the following (in millions):

2014
Partnership credit facility (due 2019), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at December 31, 2014 was 1.9%	$237.0
Company bank credit facility (due 2019)	—
The Partnership's senior unsecured notes (due 2019), net of discount of $0.5 million, which bear interest at the rate of 2.70%	399.5
The Partnership's senior unsecured notes (due 2022), including a premium of $21.9 million, which bear interest at the rate of 7.125%	184.4
The Partnership's senior unsecured notes (due 2024), including a premium of $3.2 million, which bear interest at the rate of 4.40%	553.2
The Partnership's senior unsecured notes (due 2044), net of discount of $0.3 million, which bear interest at the rate of 5.60%	349.7
The Partnership's senior unsecured notes (due 2045), net of discount of $1.7 million, which bear interest at the rate of 5.05%	298.3
Other debt	0.4
Debt classified as long-term	$2,022.5
Maturities.    Maturities for the long-term debt as of December 31, 2014 are as follows (in millions):

2015	$0.2
2016	0.1
2017	0.1
2018	—
2019	637.0
Thereafter	1,362.4
Subtotal	1,999.8
Less: premium (discount)	22.7
Total outstanding debt	$2,022.5
Company Credit Facility.  On March 7, 2014, the Company entered into a new $250.0 million revolving credit facility, which includes a $125.0 million letter of credit subfacility (the “credit facility”).  The Company used borrowings under the credit facility to repay outstanding borrowings under the margin loan facility of XTXI Capital, LLC (a former wholly-owned subsidiary of EnLink Midstream, Inc.), which was paid in full and terminated on March 7, 2014.  Our obligations under the credit facility are guaranteed by two of our wholly-owned subsidiaries and secured by first priority liens on (i) 17,431,152 Partnership common units and the 100% membership interest in the General Partner indirectly held by us, (ii) the 100% equity interest in each of our wholly-owned subsidiaries held by us, (iii) the limited partner interest in Midstream Holdings held by us and (iv) any additional equity interests subsequently pledged as collateral under the credit facility.
The credit facility will mature on March 7, 2019.  The credit facility contains certain financial, operational and legal covenants.  The financial covenants are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter, and include (i) maintaining a maximum consolidated leverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated funded indebtedness to consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges) of 4.00 to 1.00, provided that the maximum consolidated leverage ratio is 4.50 to 1.00 during an acquisition period (as defined in the credit facility) and (ii) maintaining a minimum consolidated interest coverage ratio (as defined in the credit facility, but generally computed as the ratio of consolidated earnings before interest, taxes, depreciation, amortization and certain other non-cash charges to consolidated interest charges) of 2.50 to 1.00 at all times unless an investment grade event (as defined in the credit facility) occurs.
Borrowings under the credit facility bear interest, at our option, at either the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin.  The applicable margins vary depending on our leverage ratio.  Upon breach by us of certain covenants governing the credit facility, amounts outstanding under the credit facility, if any, may

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

become due and payable immediately and the liens securing the credit facility could be foreclosed upon. The Company expects to be in compliance with the covenants in the existing credit facility for at least the next twelve months.
As of December 31, 2014, there were no borrowings under the credit facility, leaving $250.0 million available for future borrowing based on the borrowing capacity of $250.0 million.
Partnership Credit Facility. On February 20, 2014, the Partnership entered into a new $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “Partnership credit facility”). The Partnership credit facility will mature on the fifth anniversary of the initial funding date, which was March 7, 2014, unless the Partnership requests, and the requisite lenders agree, to extend it pursuant to its terms. The Partnership credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Partnership credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA may increase to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.
Borrowings under the Partnership credit facility bear interest at the Partnership’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin. The applicable margins vary depending on the Partnership’s credit rating. Upon breach by the Partnership of certain covenants governing the Partnership credit facility, amounts outstanding under the Partnership credit facility, if any, may become due and payable immediately. The Partnership expects to be in compliance with the covenants in the existing credit facility for at least the next twelve months.
As of December 31, 2014, there were $13.9 million in outstanding letters of credit and $237.0 million in outstanding borrowings under the Partnership credit facility, leaving approximately $749.1 million available for future borrowing based on the borrowing capacity of $1.0 billion.

Pricing Level	Debt Ratings	Applicable Rate Commitment Fee	EuroDollar Rate/Letter of Credit	Base Rate +
1	A-/A3 or better	0.100%	1.000%	—%
2	BBB+/Baa1	0.125%	1.125%	0.125%
3	BBB/Baa2	0.175%	1.250%	0.250%
4	BBB-/Baa3	0.225%	1.500%	0.500%
5	BB+/Ba1	0.275%	1.625%	0.625%
6	BB/Ba2 or worse	0.350%	1.750%	0.750%
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
On March 7, 2014, the Partnership recorded $196.5 million in aggregate principal amount of 7.125% senior unsecured notes (the “2022 Notes”) due on June 1, 2022 in the business combination. The interest payments on the 2022 Notes are due semi-annually in arrears in June and December. As a result of the business combination, the 2022 Notes were recorded at fair value in accordance with acquisition accounting at an amount of $226.0 million, including a premium of $29.5 million. On July 20, 2014, the Partnership redeemed $18.5 million aggregate principal amount of the 2022 Notes for $20.0 million, including accrued interest. On September 20, 2014, the Partnership redeemed an additional $15.5 million aggregate principal amount of the 2022 Notes for $17.0 million, including accrued interest. The Partnership recorded a gain on extinguishment of debt related to the redemption of the 2022 Notes of $2.4 million for the year ended December 31, 2014.
On March 12, 2014, the Partnership commenced a tender offer to purchase any and all of the outstanding 2018 Notes. Approximately $536.1 million, or approximately 74%, of the 2018 Notes were validly tendered and on March 19, 2014, the Partnership made a payment of approximately $567.4 million for all such tendered 2018 Notes. Also on March 19, 2014, the Partnership delivered a notice of redemption for any and all outstanding 2018 Notes. All remaining outstanding 2018 Notes were redeemed on April 18, 2014 for $200.2 million, including accrued interest. The Partnership recorded a gain on extinguishment of debt related to the redemption of the 2018 Notes of $0.7 million for the year ended December 31, 2014.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

On March 19, 2014, the Partnership issued $1.2 billion aggregate principal amount of unsecured senior notes, consisting of $400.0 million aggregate principal amount of its 2.700% senior notes due 2019 (the “2019 Notes”), $450.0 million aggregate principal amount of its 4.400% senior notes due 2024 (the “2024 Notes”) and $350.0 million aggregate principal amount of its 5.600% senior notes due 2044 (the “Initial 2044 Notes”), at prices to the public of 99.850%, 99.830% and 99.925%, respectively, of their face value. The 2019 Notes mature on April 1, 2019, the 2024 Notes mature on April 1, 2024 and the 2044 Notes mature on April 1, 2044. The interest payments on the 2019 Notes, 2024 Notes and 2044 Notes are due semi-annually in arrears in April and October.
On November 12, 2014, the Partnership issued $100.0 million aggregate principal amount of its 4.400% senior notes due 2024 (the “2024 Notes”) and $300.0 million aggregate principal amount of its 5.050% senior notes due 2045, at prices to the public of 104.007% and 99.452%, respectively, of their face value. The 2024 Notes were offered as an additional issue of the Partnership’s outstanding 4.400% Senior Notes due 2024, issued in an aggregate principal amount of $450.0 million on March 19, 2014. The 2024 Notes and the notes issued on March 19, 2014 are treated as a single class of debt securities and have identical terms, other than the issue date. The 2045 Notes mature on April 1, 2045, and interest payments on the 2045 Notes are due semi-annually in arrears in April and October.
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
Prior to October 1, 2044, the Partnership may redeem all or a part of the 2045 Notes at a redemption price equal to the greater of: (i) 100% of the principal amount of the 2045 Notes to be redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2045 Notes to be redeemed that would be due after the related redemption date but for such redemption (exclusive of interest accrued to, but excluding, the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus 30 basis points; plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after October 1, 2044, the Partnership may redeem all or a part of the 2045 Notes at a redemption price equal to 100% of the principal amount of the 2045 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The indentures governing the Senior Notes contain covenants that, among other things, limit our ability to create or incur certain liens or consolidate, merge or transfer all or substantially all of our assets.
Each of the following is an event of default under the indentures:

•	failure to pay any principal or interest when due;

•	failure to observe any other agreement, obligation or other covenant in the indenture, subject to the cure periods for certain failures;

•	our default under other indebtedness that exceeds a certain threshold amount;

•	failure by us to pay final judgments that exceed a certain threshold amount; and

•	bankruptcy or other insolvency events involving us.
If an event of default relating to bankruptcy or other insolvency events occurs, the Senior Notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the Senior Notes may accelerate the maturity of the Senior Notes and exercise other rights and remedies.
Other Borrowings. On December 31, 2014, E2 Energy Services LLC (“E2 Services”), one of the Ohio services companies in which the Partnership invests had certain promissory notes outstanding related to its vehicle fleet in the amount of $0.4 million due in increments through July 2017. The notes bear interest at fixed rates ranging 3.9% to 7.0%.
(6) Income Taxes
All taxes presented prior to March 7, 2014, the transaction date, relate to the predecessor’s results of continuing operations. Taxes presented for the period subsequent to March 6, 2014 relate to the combined operations of ENLC, Predecessor and the remaining underlying operating entities.
ENLC will file a consolidated federal income tax return, which will include the results of operations on its two underlying corporate subsidiaries. Income taxes are calculated based on each entity’s separate taxable income or loss.
Components of income tax from continuing operations are as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Current income tax expense
Current tax expense	$9.0	$31.5	$59.1
Deferred tax expense	67.4	35.5	(12.9)
Total income tax expense	$76.4	$67.0	$46.2
The following schedule reconciles total income tax expense and the amount computed by applying the statutory U.S. federal tax rate to income from continuing operations before income taxes (in millions):

	Years Ended December 31,
	2014	2013	2012
Expected income tax expense based on federal statutory rate of 35%	$70.7	$65.1	$44.6
State income taxes, net of federal benefit and other	5.7	1.9	1.6
Total income tax expense	$76.4	$67.0	$46.2
Deferred Tax Assets and Liabilities

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The tax effects of temporary differences that gave rise to significant portions of the Predecessor’s deferred tax assets and liabilities are presented below (in millions):

	Years Ended December 31,
	2014	2013
Deferred income tax assets:
Asset retirement obligations	$2.0	$2.8
State net operating loss carryforward, non current	4.2	—
Federal net operating loss carryforward, current	16.9	0.4
Total deferred tax assets	23.1	3.2
Deferred tax liabilities:
Property, plant, equipment, and intangible assets, non current	(523.5)	(444.1)
Other	(9.3)	—
Total deferred tax liabilities	(532.8)	(444.1)
Deferred tax liability, net	$(509.7)	$(440.9)
As a result of the merger transaction, predecessor acquired various federal and state net operating loss carryforwards. Federal carryforwards totaled $146.3 million of which $98.1 million was utilized in 2014. The remaining carryforward of $48.2 million is expected to be utilized in 2015.
State net operating loss carryforwards totaling $85.5 million were also acquired on the transaction date. Additional state loss carryforwards totaling $11.9 million were generated in 2014. The balance at December 31, 2014 is approximately $97.4 million. These carryforwards, representing a net deferred tax asset of $4.2 million as of December 31, 2014, will begin expiring in 2023 through 2029. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire.
A reconciliation of the beginning and ending amount of the unrecognized tax benefits is as follows (in millions):

Balance as of December 31, 2013	$—
Unrecognized tax positions assumed in merger	3.8
Decrease due to prior year tax positions	(2.0)
Increases due to current year tax positions	0.2
Balance as of December 31, 2014	$2.0
The $2.0 million decrease due to prior year tax positions mainly consists of unrecognized tax benefits assumed in the merger that expired in 2014. Unrecognized tax benefits as of December 31, 2014 of $2.0 million, if recognized, would affect the effective tax rate. It is unknown when the remaining uncertain tax position will be resolved.
Per Company accounting policy election, $0.1 million of penalties and interest related to prior year tax positions was recorded to income tax expense in 2014. In the event interest or penalties are incurred with respect to income tax matters, the Partnership's policy will be to include such items in income tax expense. As of December 31, 2014, tax years 2011 through 2014 remain subject to examination by the Internal Revenue Service and tax years 2010 through 2014 remain subject to examination by various state taxing authorities.
(7)      Certain Provisions of the Partnership Agreement
(a) Issuance of Common Units
In November 2014, the Partnership issued 12,075,000 common units representing limited partner interests in the Partnership at an offering price of $28.37 per unit for net proceeds of $332.3 million. The net proceeds from the common units offering were used for capital expenditures and general partnership purposes.
In October 2014, the Partnership issued 1,016,322 common units to ENLC representing limited partner interests in the Partnership as partial consideration for E2 Appalachian Units.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

In May 2014, the Partnership entered into an Equity Distribution Agreement (the “EDA”) with BMO Capital Markets Corp. (“BMOCM”). Pursuant to the terms of the EDA, the Partnership may from time to time through BMOCM, as its sales agent, sell common units representing limited partner interests having an aggregate offering price of up to $75.0 million. Through December 31, 2014, the Partnership sold an aggregate of 2.4 million common units under the EDA, generating proceeds of approximately $71.9 million (net of approximately $0.7 million of commissions to BMOCM). The Partnership used the net proceeds for general partnership purposes.
On November 7, 2014, Partnership entered into an Equity Distribution Agreement (the “BMO EDA”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Raymond James & Associates, Inc. and RBC Capital Markets, LLC (collectively, the “Sales Agents”) to sell up to $350.0 million in aggregate gross sales of the Partnership’s common units representing limited partner interests from time to time through an “at the market” equity offering program. The Partnership may also sell Common Units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. The Partnership has no obligation to sell any of the Common Units under the BMO EDA and may at any time suspend solicitation and offers under the BMO EDA. Through December 2014, the Partnership sold an aggregate of 0.3 million common units under the BMO EDA, generating proceeds of approximately $7.8 million (net of approximately $0.1 million of commissions). The Partnership used the net proceeds for general partnership purposes.
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
Under the quarterly incentive distribution provisions, generally the Partnership's General Partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit. Incentive distributions totaling $20.6 million were earned by our general partner for the year ended December 31, 2014. The Partnership paid annual distributions per common unit of $1.095 for the year ended December 31, 2014.
The Partnership declared a fourth quarter 2014 distribution on its common units of $0.375 per unit which was paid on February 12, 2015.
(c)  Allocation of Partnership Income
Net income is allocated to the General Partner in an amount equal to its incentive distribution rights as described in Note 7(b). The General Partner's share of net income consists of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units and the percentage interest of the Partnership’s net income adjusted for ENLC's unit-based compensation specifically allocated to the General Partner. The net income allocated to the general partner is as follows (in millions):

Year Ended December 31,
2014
Income allocation for incentive distributions	$20.6
Unit-based compensation attributable to ENLC’s restricted units	(10.4)
General Partner interest in net income	1.1
General Partner share of net income	$11.3

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(8)   Earnings per Unit and Dilution Computations
As required under FASB ASC 260-10-45-61A, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations. Net income earned by the Predecessor prior to March 7, 2014 is not included for purposes of calculating earnings per unit as the Predecessor did not have any unitholders. The following table reflects the computation of basic and diluted earnings per limited partner units for the periods presented (in millions except per unit amounts):

Year Ended December 31,
2014*
Net income attributable to Enlink Midstream, LLC	$90.5
Distributed earnings allocated to:
Common units and Class B Units (1) (2)	$126.8
Unvested restricted units (1)	0.8
Total distributed earnings	$127.6
Undistributed loss allocated to:
Common units and Class B Units (2)	$(36.9)
Unvested restricted units	(0.2)
Total undistributed loss	$(37.1)
Net income allocated to:
Common units and Class B Units (2)	$89.9
Unvested restricted units	0.6
Total net income	$90.5
Total basic and diluted net income per unit:
Basic	$0.55
Diluted	$0.55
__________________________________________________
* The 2014 amounts consist only of the period from March 7, 2014 through December 31, 2014.
(1) The 2014 amount represents distributions of $0.18 per unit paid on May 15, 2014, distributions of $0.22 per unit paid on August 13, 2014, distributions of $0.23 per unit paid on November 14, 2014 and distributions declared of $0.235 per unit payable on February 13, 2014.
(2) The 2014 amount includes distribution of $0.05 per unit for Class B Units paid on May 15, 2014. The Class B Units converted into common units on a one-for-one basis on May 6, 2014.
The following are the unit amounts used to compute the basic and diluted earnings per limited partner unit for the year ended December 31, 2014 (in millions):

Year Ended December 31,
2014
Basic and diluted earnings per unit:
Weighted average limited partner common units outstanding	164.0
Diluted weighted average units outstanding:
Weighted average limited partner basic common units outstanding	164.0
Dilutive effect of restricted units issued	0.3
Total weighted average limited partner diluted common units outstanding	164.3
All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(9) Asset Retirement Obligations
The schedule below summarizes the changes in the Partnership’s asset retirement obligations:

	December 31, 2014	December 31, 2013
	(in millions)
Beginning asset retirement obligations	$7.7	$9.1
Revisions to existing liabilities	2.2	(1.8)
Liabilities acquired	8.7	—
Accretion	0.5	0.5
Liabilities settled	—	(0.1)
Ending asset retirement obligations	$19.1	$7.7

Asset retirement obligations of $8.2 million as of December 31, 2014 are included in Other Current Liabilities

(10) Investment in Unconsolidated Affiliates
The Partnership’s unconsolidated investments consisted of a contractual right to the benefits and burdens associated with Devon's 38.75% ownership interest in GCF at December 31, 2014 and 2013 and a 30.6% ownership interest in Howard Energy Partners (“HEP”) at December 31, 2014.
The following table shows the activity related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	Gulf Coast Fractionators	Howard Energy Partners (1)	Total
December 31, 2014
Distributions	$11.0	$12.7	$23.7
Equity in income	$17.1	$1.8	$18.9

December 31, 2013
Distributions	$12.0	$—	$12.0
Equity in income	$14.8	$—	$14.8

December 31, 2012
Distributions	$2.3	$—	$2.3
Equity in income	$2.0	$—	$2.0
(1) Includes income and distributions for the period from March 7, 2014 through December 31, 2014.
The following table shows the balances related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	December 31, 2014	December 31, 2013
Gulf Coast Fractionators (1)	$54.1	$61.1
Howard Energy Partners	216.7	—
Total investments in unconsolidated affiliates	$270.8	$61.1

(1)
Devon retained $13.1 million of the undistributed earnings due from GCF, as of March 7, 2014 when the GCF contractual right allocating the benefits and burdens of the 38.75% ownership interest in GCF to the Partnership became effective. The $13.1 million of the undistributed earnings was reflected as a reduction in the GCF investment on March 7, 2014.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

(11) Employee Incentive Plans
(a) Long-Term Incentive Plans
The Partnership and ENLC each have similar unit or unit-based payment plans for employees, which are described below. Unit-based compensation associated with ENLC's compensation plan awarded to officers and employees of the Partnership are recorded by the Partnership since ENLC has no substantial or managed operating activities other than its interests in the Partnership and Midstream Holdings. Amounts recognized in the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Cost of unit-based compensation allocated to Predecessor general and administrative expense (1)	$2.8	$12.8	$12.8
Cost of unit-based compensation charged to general and administrative expense	16.9	—	—
Cost of unit-based compensation charged to operating expense	2.7	—	—
Total amount charged to income	$22.4	$12.8	$12.8
Interest of non-controlling partners in unit-based compensation	$8.3	$—	$—
Amount of related income tax expense recognized in income	$5.3	$4.8	$4.8
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
(b) Restricted Incentive Units
The restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2014 is provided below:

EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	—	$—
Assumed in business combination	371,225	30.51
Granted	768,989	31.47
Vested*	(62,428)	29.40
Forfeited	(55,595)	31.35
Non-vested, end of period	1,022,191	$31.25
Aggregate intrinsic value, end of period (in millions)	$29.7
_______________________________________________________________________________

*	Vested units include 24,314 units withheld for payroll taxes paid on behalf of employees.
Restricted incentive units assumed in the business combination were valued as of March 7, 2014, will vest at the end of two years. These units are included in the restricted incentive units outstanding and the current unit-based compensation cost calculations as of December 31, 2014. The Partnership issued restricted incentive units in 2014 to officers and other employees. These restricted incentive units typically vest at the end of three years.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

A summary of the restricted incentive units' aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the year ended December 31, 2014 are provided below (in millions):

Year Ended December 31,
EnLink Midstream Partners, LP Restricted Incentive Units:	2014
Aggregate intrinsic value of units vested	$1.8
Fair value of units vested	$1.9
As of December 31, 2014, there was $20.1 million of unrecognized compensation cost related to Partnership non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
(c) Unit Options
During the year ended December 31, 2014, 37,432 unit options of the Partnership were exercised with an intrinsic value of $0.8 million. As of December 31, 2014, all unit options were fully vested and fully expensed.
(d) EnLink Midstream, LLC’s Restricted Incentive Units
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
ENLC’s restricted incentive units are valued at their fair value at the date of grant which is equal to the market value of the common units on such date. A summary of the restricted incentive unit activities for the year ended December 31, 2014 is provided below:

EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	—	$—
Assumed in business combination	435,674	37.60
Granted	678,347	36.71
Vested*	(78,133)	37.64
Forfeited	(49,416)	36.75
Non-vested, end of period	986,472	$37.03
Aggregate intrinsic value, end of period (in millions)	$35.1
_______________________________________________________________________________
* Vested units include 31,093 shares withheld for payroll taxes paid on behalf of employees.
Restricted incentive units assumed in the business combination were valued as of March 7, 2014, will vest at the end of two years. These units are included in restricted incentive units outstanding and the current unit-based compensation cost calculations as of December 31, 2014. ENLC issued restricted incentive units in 2014 to officers and other employees. These restricted incentive units typically vest at the end of three years and are included in restricted incentive units outstanding.
A summary of the restricted units' aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2014 is provided below (in millions):

Year Ended December 31,
EnLink Midstream LLC Restricted Incentive Units:	2014
Aggregate intrinsic value of units vested	$3.1
Fair value of units vested	$2.9

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

As of December 31, 2014 there was $20.5 million of unrecognized compensation costs related to ENLC non-vested restricted incentive units for directors, officers and employees. The cost is expected to be recognized over a weighted average period of 1.9 years.
(e) Benefit Plan
The Partnership sponsors a single employer 401(k) plan whereby it matches 100% of up to 6% of an employee’s contribution. Contributions of $5.5 million were made to the plan for the year ended December 31, 2014.
(12) Derivatives
Interest Rate Swaps
The Partnership entered into interest rate swaps for 9 to 22 days in October and November during the year ended December 31, 2014 in connection with the issuance of the 2024 Notes and 2045 Notes in November 2014.
The impact of the interest rate swaps on net income is included in other income (expense) in the consolidated statements of operations as part of interest expense, net, as follows (in millions):

December 31,
2014
Settlement gains on derivatives	$3.6
Commodity Swaps
The Partnership manages its exposure to fluctuation in commodity prices by hedging the impact of market fluctuations. Swaps are used to manage and hedge price and location risk related to these market exposures. Swaps are also used to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of natural gas, NGLs, condensate and crude oil. The Partnership does not designate transactions as cash flow or fair value hedges for hedge accounting treatment under FASB ASC 815. Therefore, changes in the fair value of the Partnership's derivatives are recorded in revenue in the period incurred. In addition, the risk management policy does not allow the Partnership to take speculative positions with its derivative contracts.
The Partnership commonly enters into index (float-for-float) or fixed-for-float swaps in order to mitigate its cash flow exposure to fluctuations in the future prices of natural gas, NGLs, condensate and crude oil. For natural gas, index swaps are used to protect against the price exposure of daily priced gas versus first-of-month priced gas. They are also used to hedge the basis location price risk resulting from supply and markets being priced on different indices. For natural gas, NGLs, condensate and crude oil, fixed-for-float swaps are used to protect cash flows against price fluctuations: 1) in the NGL component of the Partnership's percentage of liquids contracts, which it receives as a fee for natural gas processing, 2) in the natural gas processing and fractionation components of the Partnership's business and 3) in the storage component of the Partnership's business where it has price risk for product held in inventory or storage.
The components of gain on derivatives in the consolidated statements of operations relating to commodity swaps are (in millions):

Year Ended December 31,
2014*
Change in fair value of derivatives that are not designated for hedge accounting	$22.4
Settlement losses on derivatives	(0.3)
Net gains related to commodity swaps	$22.1
* Amounts consist only of the period from March 7, 2014 through December 31, 2014.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in millions):

December 31,
2014
Fair value of derivative assets — current	$16.7
Fair value of derivative assets — long term	10.0
Fair value of derivative liabilities — current	(3.0)
Fair value of derivative liabilities — long term	(2.0)
Net fair value of derivatives	$21.7
Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes at December 31, 2014. The remaining term of the contracts extend no later than December 2016.

		December 31, 2014
Commodity	Instruments	Unit	Volume	Fair Value
			(In millions)
NGL (short contracts)	Swaps	Gallons	(57.0)	$26.3
NGL (long contracts)	Swaps	Gallons	45.4	(4.5)
Natural Gas (short contracts)	Swaps	MMBtu	(5.4)	0.3
Natural Gas (long contracts)	Swaps	MMBtu	3.1	(0.4)
Total fair value of derivatives				$21.7
On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements (“ISDAs”) that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of December 31, 2014 of $26.7 million would be reduced to $21.7 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.
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

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
December 31, 2014	$13.7	$8.0	$—	$21.7
(13) Fair Value Measurements
FASB ASC 820 sets forth a framework for measuring fair value and required disclosures about fair value measurements of assets and liabilities. Fair value under FASB ASC 820 is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, use of unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.
FASB ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Partnership's derivative contracts primarily consist of commodity swap contracts which are not traded on a public exchange. The fair values of commodity swap contracts are determined using discounted cash flow techniques. The techniques incorporate Level 1 and Level 2 inputs for future commodity prices that are readily available in public markets or can be derived from information available in publicly quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument's term, notional amount, discount rate and credit risk and are classified as Level 2 in hierarchy.
Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in millions):

December 31, 2014
Level 2
Commodity Swaps*	$21.7
Total	$21.7
_______________________________________________________________________________

*
Unrealized gains or losses on commodity derivatives qualifying for hedge accounting are recorded in accumulated other comprehensive income at each measurement date. The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for credit risk of the Partnership and/or the counterparty as required under FASB ASC 820.

Fair Value of Financial Instruments
The estimated fair value of the Partnership's financial instruments has been determined by the Partnership using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided below are not necessarily indicative of the amount the Partnership could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2014
	Carrying Value	Fair Value
Long-term debt	$2,022.5	$2,026.1
Obligations under capital lease	$20.3	$19.8
The carrying amounts of the Partnership's cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.
The Partnership had $237.0 million in outstanding borrowings under its revolving credit facility as of December 31, 2014. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of December 31, 2014, the Partnership had borrowings totaling $399.5 million, $553.2 million, $349.7 million and $298.3 million, net of discount, under the 2019 Notes, 2024 Notes, 2044 Notes and 2045 Notes, with a fixed rate of 2.70%, 4.40%, 5.60% and 5.05% respectively. Additionally, the Partnership had borrowings of $184.4 million, including premium, under the 2022 Notes with a fixed rate of 7.125% as of December 31, 2014. The fair value of all senior unsecured notes as of December 31, 2014 was based on Level 2 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

(14) Commitments and Contingencies
(a) Leases—Lessee
The Partnership has operating leases for office space, office and field equipment.
The following table summarizes the Partnership's remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in millions):

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

2015	$11.6
2016	9.2
2017	6.6
2018	11.5
2019	9.0
Thereafter	71.2
$119.1
(b) Change of Control and Severance Agreements
Certain members of management of the Partnership are parties to change of control and/or severance agreements with the General Partner. The change of control and severance agreements provide those managers with severance payments in certain circumstances.
(c) Environmental Issues
The operation of pipelines, plants and other facilities for the gathering, processing, transmitting or disposing of natural gas, NGLs, crude oil, condensate, brine and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's results of operations, financial condition or cash flows.
(d) Litigation Contingencies
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
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies, seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to the United States District Court for the Eastern District of Louisiana.  The amount of damages is unspecified. The Partnership's subsidiary, EnLink LIG, LLC, is one of the named defendants as the owner of pipelines in the area.  On February 13, 2015, the court granted defendants’ joint motion to dismiss and dismissed the plaintiff’s claims with prejudice. The court’s ruling is subject to appeal. The Partnership intends to vigorously defend the case. The validity of the causes of action, as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

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
The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs. The Partnership is assessing the potential for recovering our losses from responsible parties. The Partnership has sued Texas Brine, LLC, the operator of a failed cavern in the area, and its insurers seeking recovery for this damage. The Partnership also filed a claim with its insurers. The Partnership's insurers denied its claim. The Partnership disputes the denial but have agreed to stay the matter pending resolution of its claims against Texas Brine and its insurers. In August 2014, The Partnership received a partial settlement in the amount of $6.1 million. Additional claims related to this matter remain outstanding. We cannot give assurance that we will be able to fully recover our losses through insurance recovery or claims against responsible parties.
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
(15) Segment Information
Identification of operating segments is based principally upon regions served. The Partnership's reportable segments consist of the following: natural gas gathering, processing, transmission and fractionation operations located in north Texas. south Texas and the Permian Basin in west Texas (“Texas”), the pipelines and processing plants located in Louisiana and NGL assets located in south Louisiana (“Louisiana”), natural gas gathering and processing operations located throughout Oklahoma (“Oklahoma”) and crude rail, truck, pipeline, and barge facilities in the Ohio River Valley (“ORV”). The Partnership's sales are derived from external domestic customers.
The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general partnership expenses associated with managing all reportable operating segments. Corporate assets consist primarily of cash, property and equipment, including software, for general corporate support, debt financing costs and its investments in HEP and GCF. Profit in the corporate segment for the year ended 2014 includes the operating activity for intersegment eliminations and gains on derivative activity. The Partnership evaluates the performance of its operating segments based on operating revenues and segment profits.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

Summarized financial information concerning the Partnership's reportable segments is shown in the following table:

	Texas	Louisiana	Oklahoma	Ohio River Valley	Corporate	Totals
	(In millions)
Year Ended December 31, 2014:
Sales to external customers	$284.3	$1,852.3	$14.8	$261.3	$—	$2,412.7
Sales to affiliates	782.9	73.2	304.0	—	(94.5)	1,065.6
Purchased gas, NGLs, condensate and crude oil	(490.9)	(1,754.2)	(142.5)	(201.4)	94.5	(2,494.5)
Operating expenses	(145.4)	(68.2)	(28.6)	(36.0)	—	(278.2)
Gain on litigation settlement	—	6.1	—	—	—	6.1
Gain on derivative activity	—	—	—	—	22.1	22.1
Segment profit	$430.9	$109.2	$147.7	$23.9	$22.1	$733.8
Depreciation, amortization and impairments	$(125.9)	$(69.3)	$(49.4)	$(33.0)	$(2.7)	$(280.3)
Goodwill	$1,168.2	$786.8	$190.3	$112.5	$1,426.9	$3,684.7
Capital expenditures	$271.0	$273.1	$17.1	$153.0	$13.9	$728.1
Year Ended December 31, 2013:
Sales to external customers	$129.3	$—	$50.1	$—	$—	$179.4
Sales to affiliates	1,419.8	—	696.7	—	—	2,116.5
Purchased gas, NGLs, condensate and crude oil	(1,130.4)	—	(605.9)	—	—	(1,736.3)
Operating expenses	(121.2)	—	(35.0)	—	—	(156.2)
Segment profit	$297.5	$—	$105.9	$—	$—	$403.4
Depreciation, amortization and impairments	$(110.6)	$—	$(76.4)	$—	$—	$(187.0)
Goodwill	$325.4	$—	$76.3	$—	$—	$401.7
Capital expenditures	$147.0	$—	$66.1	$—	$—	$213.1
Year Ended December 31, 2012:
Sales to external customers	$124.4	$—	$29.5	$—	$—	$153.9
Sales to affiliates	1,232.8	—	521.1	—	—	1,753.9
Purchased gas, NGLs, condensate and crude oil	(983.3)	—	(444.8)	—	—	(1,428.1)
Operating expenses	(119.8)	—	(30.1)	—	—	(149.9)
Segment profit	$254.1	$—	$75.7	$—	$—	$329.8
Depreciation, amortization and impairments	$(98.3)	$—	$(63.5)	$—	$—	$(161.8)
Goodwill	$325.4	$—	$76.3	$—	$—	$401.7
Capital expenditures	$142.4	$—	$209.3	$—	$—	$351.7

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

The table below represents information about segment assets as of December 31, 2014, 2013 and 2012:

	Years Ended December 31,
Segment Identifiable Assets:	2014	2013
Texas	$3,303.0	$1,460.0
Louisiana	3,316.5	—
Oklahoma	892.8	777.1
Ohio River Valley	762.5	—
Corporate	1,822.5	72.7
Total identifiable assets	$10,097.3	$2,309.8
The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in millions):

	Years Ended December 31,
	2014	2013	2012
Segment profits	$733.8	$403.4	$329.8
General and administrative expenses	(97.3)	(45.1)	(41.7)
Depreciation, amortization and impairments	(280.3)	(187.0)	(161.8)
Gain on sale of property	0.1	—	—
Operating income	$356.3	$171.3	$126.3

(16) Quarterly Financial Data (Unaudited)
Summarized unaudited quarterly financial data is presented below.

	First	Second	Third	Fourth	Total
	(In millions, except per unit data)
2014:
Revenues	$723.0	$927.2	$855.0	$995.2	$3,500.4
Operating income	$74.0	$91.9	$89.3	$101.1	$356.3
Net income attributable to the non-controlling interest	$7.1	$35.7	$37.7	$46.2	$126.7
Net income attributable to EnLink Midstream, LLC	$42.3	$28.8	$28.8	$26.1	$126.0
Income per common unit-basic	$0.04	$0.18	$0.18	$0.16	$0.55
Income per common unit-diluted	$0.04	$0.18	$0.17	$0.16	$0.55
2013:
Revenues	$526.9	$588.0	$578.2	$602.8	$2,295.9
Operating income	$35.9	$42.6	$48.1	$44.7	171.3
Net income attributable to EnLink Midstream, LLC	$29.4	$32.8	$30.3	$23.0	$115.5

(17) Discontinued Operations
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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

presented as held for sale as of December 31, 2013. All operations activity related to the non-contributed assets prior to March 7, 2014 are classified as discontinued operations.
The following schedule summarizes net income from discontinued operations (in millions):

	Years Ended December 31,
	2014	2013	2012
Operating revenues:
Operating revenues	$6.8	$42.1	$53.1
Operating revenues - affiliates	10.5	84.6	152.0
Total operating revenues	17.3	126.7	205.1

Operating expenses:
Operating expenses:	15.7	130.3	213.2
Total operating expenses	15.7	130.3	213.2

Income (loss) before income taxes	1.6	(3.6)	(8.1)
Income tax provision (benefit)	0.6	(1.3)	(2.9)
Net income (loss)	1.0	(2.3)	(5.2)
Net income attributable to non-controlling interest	—	(1.3)	(1.1)
Net income (loss) including non-controlling interest	$1.0	$(3.6)	$(6.3)
The following table presents the main classes of assets and liabilities associated with the Partnership's discontinued operations at December 31, 2013. There were no assets and liabilities associated with discontinued operations at December 31, 2014:

December 31, 2013
(in millions)
Inventories	$0.2
Other current assets	0.2
Total current assets	0.4
Property, plant & equipment	72.3
Total assets	$72.7

Accounts payable	$3.2
Other current liabilities	1.1
Total current liabilities	4.3
Asset retirement obligations	7.1
Deferred income taxes	25.3
Other long-term liabilities	0.3
Total liabilities	$37.0
(18) Subsequent Events
Midstream Holdings Drop Down. On February 17, 2015, Acacia, a wholly-owned subsidiary of ENLC, sold a 25% limited partner interest in Midstream Holdings (the “Transferred Interest”) to the Partnership in a drop-down transaction (the “EMH Drop Down”). As consideration for the Transferred Interest, the Acacia received 31.6 million Class D Common Units in the Partnership with an implied value of $925.0 million. The Class D Common Units are substantially similar in all respects to the Partnership’s common units, except that they will only be entitled to a pro rata distribution for the fiscal quarter ended

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
December 31, 2014 and 2013

March 31, 2015. The Class D Common Units will automatically convert into common units on a one-for-one basis on the first business day following the record date for distribution payments with respect to the distribution for the quarter ended March 31, 2015.After giving effect to the EMH Drop Down, the Partnership indirectly owns a 75% limited partner interest in Midstream Holdings, with Acacia owning the remaining 25% limited partner interest in Midstream Holdings.
The Partnership's Credit Facility Amendment. On February 5, 2015, the commitments under the Partnership credit facility were increased to $1.5 billion and the maturity date was extended by a year to March 6, 2020.
LPC Acquisition. On January 31, 2015, the Partnership, through one of its wholly owned subsidiaries, acquired LPC Crude Oil Marketing LLC (“LPC”), which has crude oil gathering, transportation and marketing operations in the Permian Basin, for approximately $100.0 million, subject to certain adjustments.

ENLINK MIDSTREAM, LLC (PARENT COMPANY)

The condensed parent only financial statements represent the financial information required by Rule 5-04 of the Securities and Exchange Commission Regulation S-X for the Company.
In the condensed financial statements, the Company's investment in both the Partnership and Midstream Holdings is presented under the equity method of accounting. Under this method, the assets and liabilities of the Partnership and Midstream Holdings are not consolidated. The investment in the Partnership and Midstream Holdings is recorded as investment in equity investments in the balance sheet. The income from the Partnership and Midstream Holdings is reported as income from equity investments.
All financial results prior to March 7, 2014 reflect the historical operations of Midstream Holdings and its majority-owned subsidiaries. The financial results as of and for the year ended December 31, 2013, represent activity related to Midstream Holdings only, thus condensed parent only financial statements are not required for this period.
The condensed financial statements should be read in conjunction with the Company’s consolidated financial statements, which begin on page F-1 of this Annual Report.

Schedule 1
ENLINK MIDSTREAM, LLC (PARENT COMPANY)

CONDENSED BALANCE SHEET

December 31,
2014
(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$58.8
Accounts receivable	—
Related party receivable	2.4
Prepaid expenses and other	1.1
Total current assets	62.3
Goodwill	1,426.9
Investment in equity investments	1,723.0
Other assets, net	0.9
Total assets	$3,213.1
LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
Other current liabilities	$2.2
Total current liabilities	2.2
Deferred tax liability	436.6
Members' equity:
Members' equity	2,774.3
Total members' equity	2,774.3
Total liabilities and members' equity	$3,213.1

Schedule 1
ENLINK MIDSTREAM, LLC (PARENT COMPANY)

ENLINK MIDSTREAM, LLC (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,
2014
(In millions, except per share data)
Revenues:
Income from equity investments	$185.7
Total revenues	185.7
Operating costs and expenses:
General and administrative expenses	3.0
Total operating costs and expenses	3.0
Operating income	182.7
Other income (expense):
Interest and other income	(2.4)
Income before income taxes	180.3
Income tax provision	(54.3)
Net income	$126.0
Net income attributable to EnLink Midstream, LLC per unit:
Basic	$0.55
Diluted	$0.55
Weighted average common units outstanding:
Basic	$164.0
Diluted	$164.3

ENLINK MIDSTREAM, LLC (PARENT COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

Years Ended December 31,
2014
(In millions)
Cash flows from operating activities:
Net income	$126.0
Adjustments to reconcile net income to net cash used in operating activities:
Income from equity investments	(185.7)
Deferred tax benefit	52.0
Stock-based compensation	0.2
Amortization of debt issue cost	0.2
Changes in assets and liabilities:
Accounts receivable, prepaid expenses and other	(1.5)
Accounts payable, and other accrued liabilities	(13.5)
Net cash used in operating activities	(22.3)
Cash flows from investing activities:
Proceeds from sale of investment	163.0
Acquisition of business	(16.7)
Distributions from the affiliates	194.9
Acquisition of non-controlling interest	(93.5)
Net cash provided by investing activities	247.7
Cash flows from financing activities:
Proceeds from borrowings	216.3
Payments on borrowings	(291.5)
Debt refinancing cost	(1.1)
Conversion of restricted units, net of units withheld for taxes	(1.3)
Distribution to members	(89.0)
Net cash used in financing activities	(166.6)
Net increase in cash and cash equivalents	58.8
Cash, beginning of period	—
Cash, end of period	$58.8
Non-cash transactions:
Loss from issuance of Partnership units	$1.8