Form 10-Q
period 2015-09-30
EnLink Midstream, LLC
filed 2015-11-04
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2015

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

As of October 23, 2015, the Registrant had 164,232,972 common units outstanding.

ENLINK MIDSTREAM, LLC

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$82.5	$68.4
Accounts receivable:
Trade, net of allowance for bad debt of $1.7	30.7	139.0
Accrued revenue and other	333.6	253.3
Related party	119.2	121.6
Fair value of derivative assets	15.5	16.7
Natural gas and NGLs inventory, prepaid expenses and other	74.0	48.8
Total current assets	655.5	647.8
Property and equipment, net of accumulated depreciation of $1,671.1 and $1,426.3, respectively	5,565.8	5,042.8
Intangible assets, net of accumulated amortization of $42.9 and $36.5, respectively	602.8	533.0
Goodwill	3,156.8	3,684.7
Fair value of derivative assets	2.9	10.0
Investments in unconsolidated affiliates	263.5	270.8
Other assets, net	26.6	17.6
Total assets	$10,273.9	$10,206.7

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$40.6	$121.8
Accounts payable to related party	24.2	3.0
Accrued gas, NGLs, condensate and crude oil purchases	263.0	204.5
Fair value of derivative liabilities	3.4	3.0
Other current liabilities	205.5	152.3
Total current liabilities	536.7	484.6
Long-term debt	2,851.5	2,022.5
Fair value of derivative liabilities	0.5	2.0
Asset retirement obligation	12.8	12.4
Other long-term liabilities	70.8	83.8
Deferred tax liability	539.3	526.6
Redeemable non-controlling interest	6.9	—
Members’ equity
Members' equity	2,518.6	2,774.3
Non-controlling interest	3,736.8	4,196.8
Net Devon investment	—	103.7
Total members' equity	6,255.4	7,074.8
Commitment and Contingencies (Note 15)
Total liabilities and members’ equity	$10,273.9	$10,206.7

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited) (In millions, except per unit amounts)
Revenues:
Product sales	$863.5	$579.1	$2,488.8	$1,480.4
Product sales - affiliates	40.3	37.8	89.6	474.2
Midstream services	111.3	68.6	351.3	154.8
Midstream services - affiliates	150.3	170.9	449.3	400.2
Gain (loss) on derivative activity	5.2	1.0	6.6	(1.9)
Total revenues	1,170.6	857.4	3,385.6	2,507.7
Operating costs and expenses:
Cost of sales (1)	861.8	597.2	2,487.4	1,798.0
Operating expenses (2)	105.0	79.8	312.6	200.4
General and administrative (3)	34.8	24.4	105.6	66.9
Loss on disposition of assets	3.2	—	3.2	—
Depreciation and amortization	98.4	75.1	289.1	198.6
Impairments	799.2	—	799.2	—
Gain on litigation settlement	—	(6.1)	—	(6.1)
Total operating costs and expenses	1,902.4	770.4	3,997.1	2,257.8
Operating income (loss)	(731.8)	87.0	(611.5)	249.9
Other income (expense):
Interest expense, net of interest income	(30.4)	(13.6)	(72.1)	(33.1)
Equity in income of equity investment	6.4	5.6	16.1	14.3
Gain on extinguishment of debt	—	2.4	—	3.2
Other income (expense)	0.1	0.1	0.6	(0.7)
Total other expense	(23.9)	(5.5)	(55.4)	(16.3)
Income (loss) from continuing operations before non-controlling interest and income taxes	(755.7)	81.5	(666.9)	233.6
Income tax provision	(0.2)	(17.3)	(21.1)	(59.5)
Net income (loss) from continuing operations	(755.9)	64.2	(688.0)	174.1
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	1.0
Discontinued operations, net of tax	—	—	—	1.0
Net income (loss)	(755.9)	64.2	(688.0)	175.1
Net income (loss) attributable to the non-controlling interest	(562.5)	37.7	(526.1)	80.5
Net income (loss) attributable to EnLink Midstream, LLC	$(193.4)	$26.5	$(161.9)	$94.6
Predecessor interest in net income (4)	$—	$—	$—	$35.5
Devon investment interest in net income (loss)	$—	$(2.3)	$0.7	$(5.3)
EnLink Midstream, LLC interest in net income (loss)	$(193.4)	$28.8	$(162.6)	$64.4
Net income (loss) attributable to EnLink Midstream, LLC per unit:
Basic per common unit	$(1.18)	$0.18	$(0.99)	$0.39
Diluted per common unit	$(1.18)	$0.17	$(0.99)	$0.39
(1) Includes $51.9 million and $24.1 million for the three months ended September 30, 2015 and 2014, respectively, and $91.7 million and $349.9 million for the nine months ended September 30, 2015 and 2014, respectively, of affiliate cost of sales.
(2) Includes $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively, and $5.9 million for the nine months ended September 30, 2014 of affiliate operating expenses.
(3) Includes $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $10.6 million for the three and nine months ended September 30, 2014, respectively, of affiliate general and administrative expenses.
(4) Represents net income attributable to the Predecessor for the period prior to March 7, 2014.

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Consolidated Statement of Changes in Members’ Equity
Nine Months Ended September 30, 2015

	Common Units		Net Devon Investment	Non-Controlling Interest		Redeemable Non-controlling Interest (Temporary Equity)
	$	Units	$	$	Total	$
	(Unaudited)
	(In millions)
Balance, December 31, 2014	$2,774.3	164.1	$103.7	$4,196.8	$7,074.8	$—
Unit-based compensation	14.8	—	—	14.1	28.9	—
Issuance of units by the Partnership	—	—	—	372.9	372.9	—
Conversion of restricted units for common, net of units withheld for taxes	(2.9)	0.1	—	—	(2.9)	—
Non-controlling partner's impact of conversion of restricted units	—	—	—	(2.5)	(2.5)	—
Change in equity due to issuance of units by the partnership	8.5	—	—	(13.7)	(5.2)	—
Non-controlling interest distributions	—	—	—	(266.8)	(266.8)	—
Non-controlling interest contribution	—	—	—	12.2	12.2	—
Distributions to members	(120.6)	—	—	—	(120.6)	—
Adjustment related to mandatory redemption of E2 non-controlling interest	—	—	—	(5.4)	(5.4)	—
Redeemable non-controlling interest	—	—	—	(6.9)	(6.9)	6.9
Contribution from Devon to the Company	7.1	—	—	—	7.1	—
Contribution from Devon to the Partnership	—	—	26.6	2.2	28.8	—
Distribution to Devon in connection with acquisition of net assets	—	—	(131.0)	(40.0)	(171.0)	—
Net income (loss)	(162.6)	—	0.7	(526.1)	(688.0)	—
Balance, September 30, 2015	$2,518.6	164.2	$—	$3,736.8	$6,255.4	$6.9

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC
 Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income (loss) from continuing operations	$(688.0)	$174.1
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments	799.2	—
Depreciation and amortization	289.1	198.6
Accretion expense	0.4	0.4
Loss on disposition of assets	3.2	—
Gain on extinguishment of debt	—	(3.2)
Deferred tax expense	18.2	53.7
Non-cash unit-based compensation	28.9	12.8
(Gain) loss on derivatives recognized in net income	(6.6)	1.9
Cash settlements on derivatives	13.0	(1.7)
Amortization of debt issue costs	2.4	0.8
Amortization of premium on notes	(2.2)	(1.7)
Redeemable non-controlling interest expense	(2.0)	—
Distribution of earnings from equity investment	17.1	6.3
Equity in income from equity investments	(16.1)	(14.3)
Changes in assets and liabilities:
Accounts receivable, accrued revenue and other	124.1	26.2
Natural gas and NGLs inventory, prepaid expenses and other	(28.6)	(27.0)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(60.5)	(66.9)
Net cash provided by operating activities	491.6	360.0
Cash flows from investing activities, net of assets acquired and liabilities assumed:
Additions to property and equipment	(450.3)	(540.1)
Acquisition of business, net of cash acquired	(330.6)	(126.9)
Deposit for acquisition	—	(23.5)
Proceeds from sale of property	0.4	—
Investment in limited liability company	(8.1)	(5.7)
Distribution from equity investment company in excess of earnings	14.3	7.6
Net cash used in investing activities	(774.3)	(688.6)
Cash flows from financing activities:
Proceeds from borrowings	2,604.4	2,170.3
Payments on borrowings	(1,773.2)	(1,765.2)
Payments on capital lease obligations	(2.5)	(1.8)
Decrease in drafts payable	(12.6)	(2.6)
Debt financing costs	(9.5)	(7.5)
Conversion of restricted units, net of units withheld for taxes	(2.8)	(1.0)
Conversion of Partnership's restricted units, net of units withheld for taxes	(2.5)	(0.5)
Proceeds from issuance of Partnership's common units	12.9	71.9
Proceeds from exercise of Partnership unit options	—	0.4
Distribution to non-controlling partners	(266.8)	(124.2)
Distribution to Members	(120.6)	(51.0)
Contribution from Devon	28.8	105.3
Distribution to Devon for net assets acquired (Note 3)	(171.0)	—
Contributions by non-controlling interest	12.2	1.2
Distributions to Predecessor	—	(27.2)
Net cash provided by financing activities	296.8	368.1
Cash flow from discontinued operations:
Net cash provided by operating activities	—	5.0
Net cash used in investing activities	—	(0.6)
Net cash used in financing activities – net distributions to Devon and non-controlling interests	—	(4.4)
Net cash provided by discontinued operations	—	—
Net increase in cash and cash equivalents	14.1	39.5
Cash and cash equivalents, beginning of period	68.4	—
Cash and cash equivalents, end of period	$82.5	$39.5
Cash paid for interest	$46.0	$19.9
Cash paid for income taxes	$13.7	$7.4

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements

September 30, 2015
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

(a)Organization of Business

EnLink Midstream, LLC is a Delaware limited liability company formed in October 2013. Effective as of March 7, 2014, EnLink Midstream, Inc. (“EMI”) merged with and into a wholly-owned subsidiary of the Company and Acacia Natural Gas Corp I, Inc. ("Acacia”), formerly a wholly-owned subsidiary of Devon Energy Corporation (“Devon”), merged with and into a wholly-owned subsidiary of the Company (collectively, the “mergers”). Pursuant to the mergers, each of EMI and Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held. EMI owns common units representing an approximate 5.3% limited partner interest in the Partnership as of September 30, 2015 and also owns EnLink Midstream Partners GP, LLC (the “General Partner”). At the conclusion of the mergers, Acacia directly owned a 50% limited partner interest in Midstream Holdings, which was formerly a wholly-owned subsidiary of Devon. Upon closing of the business combination (as defined below), ENLC issued 115,495,669 common units to a wholly-owned subsidiary of Devon, which represents approximately 70% of the outstanding limited liability company interests in ENLC. Concurrently with the consummation of the mergers, a wholly-owned subsidiary of the Partnership acquired the remaining 50% of the outstanding limited partner interest in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC, the general partner of Midstream Holdings (together with the mergers, the “business combination”). The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.”

On February 17, 2015, Acacia contributed a 25% interest in Midstream Holdings (the "February Transferred Interests") to the Partnership in a drop down transaction (the "February EMH Drop Down") in exchange for 31,618,311 Class D Common Units in the Partnership, representing an approximate 9.6% limited partner interest in the Partnership as of September 30, 2015. On May 27, 2015, Acacia contributed the remaining 25% limited partner interest in Midstream Holdings (the "May Transferred Interests") to the Partnership in a drop down transaction (the "May EMH Drop Down" and together with the February EMH Drop Down, the "EMH Drop Downs") in exchange for 36,629,888 Class E Common Units in the Partnership, representing an approximate 11.2% limited partner interest in the Partnership as of September 30, 2015. After giving effect to the EMH Drop Downs, the Partnership owns 100% of Midstream Holdings. In addition, on April 1, 2015 the Partnership acquired the Victoria Express Pipeline and related truck terminal and storage assets from Devon (the "VEX Interests"). See Note 3 - Acquisitions for further discussion.

Our assets consist of equity interests in the Partnership. The Partnership is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. As of September 30, 2015, our interests in the Partnership consist of the following:

•85,679,351 common units representing an aggregate 26.1% limited partner interest in the Partnership; and

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.5% general partner interest and all of the incentive distribution rights in the Partnership.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

On October 29, 2015, EMI acquired 2,849,100 common units in the Partnership for aggregate consideration of approximately $50.0 million in a private placement transaction. As a result of this acquisition, our interest in the Partnership as of October 29, 2015 includes 88,528,451 common units representing a 26.7% limited partner interest.
(b) Nature of Business

The Partnership primarily focuses on providing midstream energy services, including gathering, processing, transmission, fractionation, condensate stabilization, and brine services to producers of natural gas, natural gas liquids ("NGLs"), crude oil and condensate. The Partnership's gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Partnership's transmission pipelines primarily receive natural gas from its gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Partnership also has transmission lines that transport NGLs from east Texas and its south Louisiana processing plants to its fractionators in south Louisiana. The Partnership operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of arrangements. The Partnership's processing plants remove NGLs and CO2 from a natural gas stream and its fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline. The Partnership also provides a variety of crude oil and condensate services, which include crude oil and condensate gathering and transmission via pipelines, barges, rail and trucking facilities as well as brine disposal services.
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

(b) Revenue Recognition

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

The Partnership generates the majority of its revenues from midstream energy services, including gathering, processing, transmission, fractionation, condensate stabilization and brine services, through various contractual arrangements, which include fee based contract arrangements or arrangements where it purchases and resells commodities in connection with providing the related service and earns a net margin for its fee. While the transactions vary in form, the essential element of each transaction is the use of the Partnership's assets to transport a product or provide a processed product to an end-user at the tailgate of the plant, barge terminal or pipeline. The Partnership reflects revenue as Product sales and Midstream services revenue on the consolidated statements of operations as follows:

•
Product sales - Product sales represent the sale of natural gas, NGLs, crude oil and condensate where the product is purchased and resold in connection with providing its midstream services as outlined above.

•	Midstream services - Midstream services represents all other revenue generated as a result of performing the Partnership's midstream services outlined above.

The Partnership recognizes revenue for sales or services at the time the natural gas, NGLs, crude oil or condensate are delivered or at the time the service is performed at a fixed or determinable price. The Partnership generally accrues one month of sales and the related natural gas, NGL, condensate and crude oil purchases and reverses these accruals when the sales and purchases are actually invoiced and recorded in the subsequent month. Actual results could differ from the accrual estimates. Except for fixed-fee based arrangements, the Partnership acts as the principal in these purchase and sale transactions, bearing the risk and reward of ownership as evidenced by title transfer, scheduling the transportation of products and assuming credit risk. The Partnership accounts for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).

(c) Redeemable Non-Controlling Interest

Non-controlling interests that contain an option for the non-controlling interest holder to require the Partnership to buy out such interests for cash are considered to be redeemable non-controlling interests because the redemption feature is not deemed to be a freestanding financial instrument and because the redemption is not solely within the control of the Partnership. Redeemable non-controlling interest is not considered to be a component of members' equity and is reported as temporary equity in the mezzanine section on the Condensed Consolidated Balance Sheets. The amount recorded as redeemable non-controlling interest at each balance sheet date is the greater of the redemption value and the carrying value of the redeemable non-controlling interest (the initial carrying value increased or decreased for the non-controlling interest holder's share of net income or loss and distributions).

(d) Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16") which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The update is effective for us beginning on January 1, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will replace existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the Company's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the standard will have on our condensed consolidated financial statements and related disclosures.

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
Subject to these evaluations, we have reviewed all recently issued accounting pronouncements that became effective during the nine months ended September 30, 2015, and have determined that none would have a material impact on our Condensed Consolidated Financial Statements.

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

The Partnership incurred $0.6 million of direct transaction costs for the nine months ended September 30, 2015. These costs are included in general and administrative costs in the accompanying Condensed Consolidated Statements of Operations.

For the period from January 1, 2015 to September 30, 2015, the Partnership recognized $24.2 million of revenues and $2.2 million of net income related to the assets acquired.

LPC Acquisition

On January 31, 2015, the Partnership acquired 100% of the equity interests (all of which were voting) of LPC Crude Oil Marketing LLC (“LPC”), which has crude oil gathering, transportation and marketing operations in the Permian Basin, for approximately $108.1 million ($87.0 million, net of cash acquired). The transaction was accounted for using the acquisition method.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the fair value of the identified assets received and liabilities assumed at the acquisition date.

Purchase Price Allocation (in millions):
Assets acquired:
Current assets (including $21.1 million in cash)	$107.4
Property, plant and equipment	29.8
Intangibles	43.2
Goodwill	29.6
Liabilities assumed:
Current liabilities	(97.9)
Deferred tax liability	(4.0)
Total identifiable net assets	$108.1

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

The Partnership incurred $0.2 million of direct transaction costs for the nine months ended September 30, 2015. These costs are included in general and administrative costs in the accompanying Condensed Consolidated Statements of Operations.

For the period from January 31, 2015 to September 30, 2015, the Partnership recognized $853.3 million of revenues and $1.2 million of net income related to the assets acquired.

Coronado Acquisition

On March 16, 2015, the Partnership acquired 100% of the equity interests (all of which were voting) in Coronado Midstream Holdings LLC (“Coronado”), which owns natural gas gathering and processing facilities in the Permian Basin, for approximately $600.2 million. The purchase price consisted of $240.2 million in cash ($238.8 million, net of cash acquired), 6,704,285 common units and 6,704,285 Class C Common Units, both in the Partnership.

The following table presents the fair value of the identified assets received and liabilities assumed at the acquisition date. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to change.

Purchase Price Allocation (in millions):
Assets acquired:
Current assets (including $1.4 million in cash)	$20.8
Property, plant and equipment	302.1
Intangibles	281.0
Goodwill	18.6
Liabilities assumed:
Current liabilities	(22.3)
Total identifiable net assets	$600.2

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

The Partnership incurred $3.1 million of direct transaction costs for the nine months ended September 30, 2015. These costs are included in general and administrative costs in the accompanying Condensed Consolidated Statements of Operations.

For the period from March 17, 2015 to September 30, 2015, the Partnership recognized $126.0 million of revenues and $7.7 million of net loss related to the assets acquired.
VEX Pipeline Drop Down
On April 1, 2015, the Partnership acquired the Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in south Texas, together with 100% of the equity interests (all of which were voting) in certain entities, from Devon in a drop down transaction (the "VEX Drop Down"). The aggregate consideration paid by the Partnership consisted of $171.0 million in cash, 338,159 common units representing limited partner interests in the Partnership with an aggregate value of approximately $9.0 million and the Partnership’s assumption of up to $40.0 million in certain construction costs related to VEX. The VEX pipeline is a multi-grade crude oil pipeline located in the Eagle Ford Shale. Other VEX assets at the destination of the pipeline include a truck unloading terminal, above-ground storage and rights to barge loading docks. The acquisition has been accounted for as an acquisition under common control under ASC 805, resulting in the retrospective adjustment of our prior results. As such, the VEX Interests were recorded on the Partnership's books at historical cost on the date of transfer of $131.0 million. The difference between the historical cost of the net assets and consideration given was $40.0 million and is recognized as a distribution to Devon. The period of common control for VEX began on February 28, 2014, the effective date of the acquisition of the VEX Interests by Devon.
The following tables present the impact of the VEX Drop Down as presented in the Company's historical Condensed Consolidated Statements of Operations for the nine months ended September 30, 2015 and three and nine months ended September 30, 2014:

	Nine Months Ended September 30, 2015
	Company Historical	VEX	Combined
	(in millions)
Revenues	$3,381.4	$4.2	$3,385.6
Net income (loss)	$(688.7)	$0.7	$(688.0)
Net loss attributable to non-controlling interest	$(526.1)	$—	$(526.1)
Net income (loss) attributable to EnLink Midstream, LLC	$(162.6)	$0.7	$(161.9)
EnLink Midstream, LLC interest in net loss	$(162.6)	$—	$(162.6)

	Three Months Ended September 30, 2014
	Company Historical	VEX	Combined
	(in millions)
Revenues	$855.0	$2.4	$857.4
Net income (loss)	$66.5	$(2.3)	$64.2
Net income attributable to non-controlling interest	$37.7	$—	$37.7
Net income (loss) attributable to EnLink Midstream, LLC	$28.8	$(2.3)	$26.5
EnLink Midstream, LLC interest in net income	$28.8	$—	$28.8

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

	Nine Months Ended September 30, 2014
	Company Historical	VEX	Combined
	(in millions)
Revenues	$2,505.3	$2.4	$2,507.7
Net income (loss)	$180.4	$(5.3)	$175.1
Net income attributable to non-controlling interest	$80.5	$—	$80.5
Net income attributable to EnLink Midstream, LLC	$99.9	$(5.3)	$94.6
EnLink Midstream, LLC interest in net income (1)	$64.4	$—	$64.4

(1)	Represents net income for the period from February 28, 2014 through September 30, 2014.

Devon Merger

On March 7, 2014, EMI merged with and into a wholly-owned subsidiary of the Company, and Acacia, formerly a wholly-owned subsidiary of Devon, merged with and into another wholly-owned subsidiary of the Company (collectively, the “mergers”). Upon consummation of the mergers, EMI and Acacia became wholly-owned subsidiaries of the Company and the Company became publicly held. As of September 30, 2015, the Company, through its ownership of EMI, owned approximately 5.3% of the outstanding limited partner interests in the Partnership and owned 100% of the General Partner. The Company, through its ownership of Acacia, indirectly owns a 50% limited partner interest in Midstream Holdings. Midstream Holdings owns midstream assets previously held by Devon in the Barnett Shale in North Texas, the Cana-Woodford Shale and Arkoma-Woodford Shale in Oklahoma and a contractual right to the burdens and benefits associated with Devon’s 38.75% interest in Gulf Coast Fractionators (“GCF”) in Mt. Belvieu, Texas.

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

For the period from March 7, 2014 to September 30, 2014, the Company recognized $1,669.0 million of revenues and $45.7 million of net loss related to the assets acquired in the business combination.

Pro Forma Information

The following unaudited pro forma condensed financial information for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 gives effect to the business combination, Chevron acquisition, Coronado acquisition, LPC acquisition, and VEX Drop Down as if they had occurred on January 1, 2014. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. Pro forma financial information associated with the business combination and acquisitions is reflected below.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2015	2014
	(in millions)
Pro forma total revenues (1)	$1,396.4	$3,507.8	$4,233.4
Pro forma net income (loss)	$52.9	$(693.2)	$126.9
Pro forma net income (loss) attributable to EnLink Midstream, LLC	$26.0	$(163.7)	$68.6
Pro forma net income (loss) per common unit:
Basic	$0.17	$(1.00)	$0.45
Diluted	$0.17	$(1.00)	$0.45

(1)	On January 1, 2014, Midstream Holdings entered into gathering and processing agreements with Devon, which are described in Note 5.

(4) Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership evaluates goodwill for impairment annually as of October 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value of goodwill to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. During September 2015, the Partnership determined that sustained weakness in the overall energy sector driven by low commodity prices together with a decline in its unit price caused a change in circumstances warranting an interim impairment test. Based on these triggering events, the Partnership performed a goodwill impairment analysis on all reporting units.

The Partnership performs its goodwill assessment at the reporting unit level. The Partnership uses a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples and estimated future cash flows, including volume forecasts and estimated operating and general and administrative costs. In estimating cash flows, the Partnership incorporates current and historical market information, among other factors.

Using the fair value approaches described above, in step one of the goodwill impairment test, the Partnership determined that the estimated fair value of its Louisiana reporting unit was less than its carrying amount, primarily related to commodity prices and discount rates. The second step of the goodwill impairment test measures the amount of impairment loss and involves allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Through the analysis, a goodwill impairment loss for the Partnership's Louisiana reporting unit in the amount of $576.1 million was recognized for the three months ended September 30, 2015, which is included in impairment expense in the Condensed Consolidated Statements of Operations.

The Partnership concluded that the fair value of goodwill of its remaining reporting units exceeded their carrying value, and the entire amount of goodwill disclosed on the Condensed Consolidated Balance Sheet associated with these remaining reporting units is recoverable. Therefore, no other goodwill impairment was identified or recorded for the remaining reporting units as a result of the Partnership's interim goodwill assessment.

The Partnership's impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with the Partnership's assumptions and estimates, or its assumptions and estimates change due to new

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

information, it may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. A continuing prolonged period of lower commodity prices may adversely affect the Partnership's estimate of future operating results, which could result in future goodwill impairment charges for other reporting units due to the potential impact on the cash flows of its operations.

The table below provides a summary of the Partnership’s change in carrying amount of goodwill, by assigned reporting unit.

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
	(in millions)
Nine Months Ended September 30, 2015
Balance, beginning of period	$1,168.2	$786.8	$190.3	$112.5	$1,426.9	$3,684.7
Acquisitions (1)	18.6	—	—	29.6	—	48.2
Impairment	—	(576.1)	—	—	—	(576.1)
Balance, end of period	$1,186.8	$210.7	$190.3	$142.1	$1,426.9	$3,156.8
(1)See Note 3-Acquisitions for further discussion.

Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years.

In the third quarter of 2015, the Partnership reviewed its various assets groups for impairment due to the triggering events described in the goodwill impairment analysis above. The undiscounted cash flows related to one of the Partnership's assets groups in the Crude and Condensate segment were not in excess of its related carrying value. The Partnership estimated the fair value of this reporting unit and determined the fair of the intangible assets was not in excess of their carrying value. This resulted in a $223.1 million impairment of intangible assets in the Partnership's Crude and Condensate segment. The non-cash impairment charge is included in the impairment expense line item of the Condensed Consolidated Statement of Operations. The Partnership utilized Level 3 fair value measurements in its impairment analysis of this definite-lived intangible asset, which included discounted cash flow assumptions by management consistent with those utilized in its goodwill impairment analysis.

The following table represents the Partnership's change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nine Months Ended September 30, 2015
Customer relationships, beginning of period	$569.5	$(36.5)	$533.0
Acquisitions	337.2	—	337.2
Amortization expense	—	(44.3)	(44.3)
Impairment	(261.0)	37.9	(223.1)
Customer relationships, end of period	$645.7	$(42.9)	$602.8

The weighted average amortization period for intangible assets is 11.4 years. Amortization expense for intangibles was approximately $14.6 million and $10.2 million for the three months ended September 30, 2015 and 2014, respectively, and $44.3 million and $23.2 million for the nine months ended September 30, 2015 and 2014, respectively.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in millions):

2015 (remaining)	$10.3
2016	41.2
2017	41.2
2018	41.2
2019	41.2
Thereafter	427.7
Total	$602.8

(5) Affiliate Transactions

The Partnership engages in various transactions with Devon and other affiliated entities. For the three and nine months ended September 30, 2015 and 2014, Devon was a significant customer to the Partnership. Devon accounted for 16.3% and 15.9% of the Partnership's revenues for the three and nine months ended September 30, 2015, respectively, and 24.3% and 34.9% for the three and nine months ended September 30, 2014, respectively. The Partnership had an accounts receivable balance related to transactions with Devon of $119.3 million as of September 30, 2015 and $121.6 million as of December 31, 2014. Additionally, the Partnership had an accounts payable balance related to transactions with Devon of $24.2 million as of September 30, 2015 and $3.0 million as of December 31, 2014. Management believes these transactions are executed on terms that are fair and reasonable and are consistent with terms for transactions with nonaffiliated third parties. The amounts related to affiliate transactions are specified in the accompanying financial statements.

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
(Unaudited)

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

Other Commercial Relationships with Devon

As noted above, the Partnership continues to maintain a customer relationship with Devon originally established prior to the business combination pursuant to which the Partnership provides gathering, transportation, processing and gas lift services to Devon in exchange for fee-based compensation under several agreements with Devon.  The terms of these agreements vary, but the agreements expire between October 2015 and July 2021, renewing automatically for month-to-month or year-to-year periods unless canceled by Devon prior to expiration.  In addition, the Partnership has agreements with Devon pursuant to which the Partnership purchases and sells NGLs, gas and crude oil and pays or receives, as applicable, a margin-based fee.  These NGL, gas and crude oil purchase and sale agreements have month-to-month terms.

VEX Transportation Agreement

In connection with the VEX acquisition, the Operating Partnership became party to a five year transportation services agreement with Devon pursuant to which the Operating Partnership provides transportation services to Devon on the VEX pipeline.

Transition Services Agreement

In connection with the consummation of the business combination, the Partnership entered into a transition services agreement with Devon pursuant to which Devon provides certain services to the Partnership with respect to the business and operations of Midstream Holdings and the Partnership provides certain services to Devon. General and administrative expenses related to the transition service agreement were $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, and $1.0 million and $2.3 million for the three and nine months ended September 30, 2014, respectively. We received $0.2 million from Devon under the transition services agreement for the nine months ended September 30, 2015. Substantially all services under the transition services agreement were completed during 2014.

EMH Drop Down to Partnership

On February 17, 2015, Acacia contributed the February Transferred Interests to the Partnership in exchange for 31,618,311 Class D Common Units in the Partnership with an implied value of $925.0 million. The Class D Common Units were substantially similar in all respects to the Partnership’s common units, except that they only received a pro rata distribution for the fiscal quarter ended March 31, 2015. The Class D Common Units converted into common units on a one-for-one basis on May 4, 2015.

On May 27, 2015, Acacia contributed the May Transferred Interests to the Partnership in exchange for 36,629,888 Class E Common Units in the Partnership with an implied value of $900.0 million. The Class E Common Units were substantially similar in all respects to the Partnership’s common units, except that they only received a pro rata distribution for the fiscal quarter ended June 30, 2015. The Class E Common Units converted into common units on a one-for-one basis on August 3, 2015. After giving effect to the EMH Drop Downs, the Partnership owns 100% of Midstream Holdings.

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
(Unaudited)

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

The following presents financial information for the Predecessor's affiliate transactions and other transactions with Devon, all of which are settled through an adjustment to equity prior to March 7, 2014 (in millions):

Nine Months Ended September 30, 2014
Continuing Operations:
Revenues - affiliates	$(436.4)
Operating cost and expenses - affiliates	340.0
Net affiliate transactions	(96.4)
Capital expenditures	16.2
Other third-party transactions, net	53.0
Net third-party transactions	69.2
Net cash distributions to Devon - continuing operations	(27.2)
Non-cash distribution of net assets to Devon	(23.5)
Total net distributions per equity	$(50.7)

Discontinued operations:
Revenues - affiliates	$(10.4)
Operating costs and expenses - affiliates	5.0
Net affiliate transactions	(5.4)
Capital expenditures	0.6
Other third-party transactions, net	0.4
Net third-party transactions	1.0
Net cash distributions to Devon and non-controlling interests - discontinued operations	(4.4)
Non-cash distribution of net assets to Devon	(39.9)
Total net distributions per equity	$(44.3)
Total distributions- continuing and discontinued operations	$(95.0)

Share-based compensation costs included in the management services fee charged to Midstream Holdings by Devon were approximately $2.8 million for the nine months ended September 30, 2014. Pension, postretirement and employee savings plan costs included in the management services fee charged to the Partnership by Devon were approximately $1.6 million for the nine months ended September 30, 2014. These amounts are included in general and administrative expenses in the accompanying statements of operations.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

(6) Long-Term Debt

As of September 30, 2015 and December 31, 2014, long-term debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Partnership credit facility (due 2020), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2015 and December 31, 2014 was 1.5% and 1.9% respectively	$175.0	$237.0
Company credit facility (due 2019)	—	—
The Partnership's senior unsecured notes (due 2019), net of discount of $0.4 million at September 30, 2015 and $0.5 million at December 31, 2014, which bear interest at the rate of 2.70%	399.6	399.5
The Partnership's senior unsecured notes (due 2022), including a premium of $19.7 million at September 30, 2015 and $21.9 million at December 31, 2014, which bear interest at the rate of 7.125%	182.2	184.4
The Partnership's senior unsecured notes (due 2024), net of premium of $2.9 million at September 30, 2015 and $3.2 million at December 31, 2014, which bear interest at the rate of 4.40%	552.9	553.2
Partnership's Senior unsecured notes (due 2025), net of discount of $1.2 million at September 30, 2015, which bear interest at the rate of 4.15%	748.8	—
The Partnership's senior unsecured notes (due 2044), net of discount of $0.3 million at September 30, 2015 and December 31, 2014, which bear interest at the rate of 5.60%	349.7	349.7
The Partnership's senior unsecured notes (due 2045), net of discount of $6.9 million at September 30, 2015 and $1.7 million at December 31, 2014, which bear interest at the rate of 5.05%	443.1	298.3
Other debt	0.2	0.4
Debt classified as long-term	$2,851.5	$2,022.5

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

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

As of September 30, 2015 there were no borrowings under the credit facility, leaving $250.0 million available for future borrowing based on the borrowing capacity of $250.0 million.

Partnership Credit Facility

On February 20, 2014, the Partnership entered into a $1.0 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “Partnership credit facility”). On February 5, 2015, the Partnership exercised the accordion under the Partnership credit facility, increasing the size of the facility to $1.5 billion and also exercised an option to extend the maturity date of the Partnership credit facility to March 6, 2020. The Partnership also entered into certain amendments to the Partnership credit facility pursuant to which the Partnership is permitted to, (1) subject to certain conditions and the receipt of additional commitments by one or more lenders, increase the aggregate commitments under the Partnership credit facility by an additional amount not to exceed $500 million and, (2) subject to certain conditions and the consent of the requisite lenders, on two separate occasions extend the maturity date of the Partnership credit facility by one year on each occasion. The Partnership credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Partnership credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA may be increased to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.

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

As of September 30, 2015, there were $2.8 million in outstanding letters of credit and $175.0 million in outstanding borrowings under the Partnership’s credit facility, leaving approximately $1.3 billion available for future borrowing based on the borrowing capacity of $1.5 billion.

All other material terms and conditions of the Partnership credit facility are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

On May 12, 2015, the Partnership issued $900.0 million aggregate principal amount of unsecured senior notes, consisting of $750.0 million aggregate principal amount of its 4.150% senior notes due 2025 (the “2025 Notes”) and $150.0 million aggregate principal amount of its 5.050% senior notes due 2045 (the “2045 Notes” and together with the 2025 Notes, the "Senior Notes") at prices to the public of 99.827% and 96.381%, respectively, of their face value. The 2025 Notes mature on June 1, 2025 and the 2045 Notes mature on April 1, 2045. Interest payments on the 2025 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2015. Interest payments on the 2045 Notes are payable on April 1 and October 1 of each year, beginning October 1, 2015.

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
(7)     Income Taxes

Income taxes included in the condensed consolidated financial statements were as follows for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Predecessor income tax expense	$—	$—	$—	$19.4
ENLC income tax expense	0.2	17.3	21.1	40.1
Total income tax expense	$0.2	$17.3	$21.1	$59.5

The following schedule reconciles total income tax expense and the amount computed by applying the statutory U.S. federal tax rate to income from continuing operations before income taxes:

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Tax computed at statutory federal rate (35%)	$(67.6)	$16.1	$(49.5)	$36.5
State income taxes, net of federal tax benefit	(4.8)	1.2	(3.5)	2.6
Predecessor income tax expense	—	—	—	19.4
Income taxes from partnership	0.6	—	1.7	0.8
Non-deductible expense related to asset impairment	72.3	—	72.3	—
Other	(0.3)	—	0.1	0.2
Total income tax expense	$0.2	$17.3	$21.1	$59.5

(8)      Certain Provisions of the Partnership Agreement

(a) Issuance of Common Units

In November 2014, the Partnership entered into an Equity Distribution Agreement (the “BMO EDA”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Raymond James & Associates, Inc. and RBC Capital Markets, LLC (collectively, the “Sales Agents”) to sell up to $350.0 million in aggregate gross sales of the Partnership’s common units from time to time through an “at the market” equity offering program. The Partnership may also sell common units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. The Partnership has no obligation to sell any of the common units under the BMO EDA and may at any time suspend solicitation and offers under the BMO EDA. For the nine months ended September 30, 2015, the Partnership sold an aggregate of 0.7 million common units under the BMO EDA, generating proceeds of approximately $12.9 million (net of less than $0.1 million of commissions). The Partnership used the net proceeds for general partnership purposes. As of September 30, 2015, approximately $328.7 million remains available to be issued under the BMO EDA.

(b) Class C Common Units

In March 2015, the Partnership issued 6,704,285 Class C Common Units representing a new class of limited partner interests as partial consideration for the acquisition of Coronado. For further discussion, see Note 3- Acquisitions. The Class C Common Units are substantially similar in all respects to the Partnership's common units, except that distributions paid on the Class C Common Units may be paid in cash or in additional Class C Common Units issued in kind, as determined by the General Partner in its sole discretion. The Class C Common Units will automatically convert into common units on a one-for-one basis on the earlier to occur of (i) the date on which the General Partner, in its sole discretion, determines to convert all of the outstanding Class C Common Units into common units and (ii) the first business day following the date of the distribution for the quarter ended March 31, 2016. Distributions on the Class C Common Units for the three months ended March 31, 2015 and June 30, 2015 were paid-in-kind ("PIK") through the issuance of 99,794 and 120,622 Class C Common Units on May 14, 2015 and August 13, 2015, respectively. A distribution on the Class C Common Units of $0.390 per unit was declared for the three months ended September 30, 2015, which will result in the issuance of 150,732 additional Class C Common Units on November 12, 2015.

(c) Class D Common Units

In February 2015, the Partnership issued 31,618,311 Class D Common Units to Acacia as consideration for a 25% interest in Midstream Holdings. For further discussion, see Note 3 - Acquisitions. The Partnership’s Class D Common Units were substantially similar in all respects to the Partnership’s common units, except that they only received a pro rata distribution from the date of issuance for the fiscal quarter ended March 31, 2015. The Partnership’s Class D Common Units automatically converted into the Partnership’s common units on a one-for-one basis on May 4, 2015.

(d) Class E Common Units

In May 2015, the Partnership issued 36,629,888 Class E Common Units to Acacia as consideration for the remaining 25% interest in Midstream Holdings. For further discussion see Note 5 - Affiliate Transactions. The Partnership’s Class E Common

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

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

A summary of the Partnership's distribution activity relating to the common units for the nine months ended September 30, 2015 is provided below:

Declaration period	Distribution/unit	Date paid/payable
Fourth Quarter of 2014	$0.375	February 12, 2015
First Quarter of 2015 (1)	$0.38	May 14, 2015
Second Quarter of 2015 (2)	$0.385	August 13, 2015
Third Quarter of 2015	$0.39	November 12, 2015
(1) The Partnership partial first quarter 2015 distributions on its Class D Common Units of $0.18 per unit were paid on May 14, 2015. Distributions paid for the Class D Common Units represent a pro rata distribution for the number of days the Class D Common Units were issued and outstanding during the quarter. The Class D Common Units automatically converted into common units on a one-for-one basis on May 4, 2015.
(2) The Partnership partial second quarter 2015 distributions on its Class E Common Units of $0.15 per unit were paid on August 13, 2015. Distributions paid for the Class E Common Units represent a pro rata distribution for the number of days the Class E Common Units were issued and outstanding during the quarter. The Class E Common Units automatically converted into common units on a one-for-one basis on August 3, 2015.

(f) Allocation of Partnership Income

Net income is allocated to the General Partner in an amount equal to its incentive distributions as described in Note 8(e). The General Partner's share of net income consists of incentive distributions to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units and the percentage interest of the Partnership’s net income adjusted for ENLC's unit-based compensation specifically allocated to the General Partner. The net income allocated to the General Partner is as follows for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014*
Income allocation for incentive distributions	$13.6	$6.3	$33.7	$13.6
Unit-based compensation attributable to ENLC’s restricted units	(3.7)	(3.1)	(14.6)	(6.8)
General Partner share of net income (loss)	(3.6)	0.3	(3.3)	0.7
General Partner interest in drop down transactions	—	39.4	34.4	89.3
General Partner interest in net income	$6.3	$42.9	$50.2	$96.8
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

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

The following table reflects the computation of basic and diluted earnings per unit for the three and nine months ended September 30, 2015 and 2014 (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014*
EnLink Midstream, LLC interest in net income (loss)	$(193.4)	$28.8	$(162.6)	$64.4
Distributed earnings allocated to:
Common units (1) (2)	$41.9	$37.7	$123.2	$88.3
Unvested restricted units (1)	0.3	0.2	0.9	0.6
Total distributed earnings	$42.2	$37.9	$124.1	$88.9
Undistributed loss allocated to:
Common units	$(233.9)	$(9.1)	$(284.7)	$(24.3)
Unvested restricted units	(1.7)	—	(2.0)	(0.2)
Total undistributed loss	$(235.6)	$(9.1)	$(286.7)	$(24.5)
Net income (loss) allocated to:
Common units	$(192.0)	$28.6	$(161.5)	$64.0
Unvested restricted units	(1.4)	0.2	(1.1)	0.4
Total net income (loss)	$(193.4)	$28.8	$(162.6)	$64.4
Total basic and diluted net income (loss) per unit:
Basic	$(1.18)	$0.18	$(0.99)	$0.39
Diluted	$(1.18)	$0.17	$(0.99)	$0.39
__________________________________________________
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.
(1) Three months ended September 30, 2015 and 2014 represents a declared distribution of $0.255 per unit payable on November 13, 2015 and a distribution of $0.23 per unit paid on November 14, 2014.
(2) Nine months ended September 30, 2015 and 2014 represents a declared distribution of $0.255 per unit payable on November 13, 2015, and distributions paid of $0.245 per unit on May 15, 2015, $0.25 per unit on August 14, 2015, $0.18 per unit on May 15, 2014, $0.22 per unit on August 14, 2014, and $0.23 per unit on November 14, 2014. Additionally, the nine months ended September 30, 2014 includes distributions paid of $0.05 per unit for Class B Common Units on May 15, 2014.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014*
Basic and diluted earnings per unit:
Weighted average common units outstanding	164.2	164.0	164.2	164.0
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	164.2	164.0	164.2	164.0
Dilutive effect of restricted units issued	—	0.4	—	0.3
Total weighted average diluted common units outstanding	164.2	164.4	164.2	164.3
_______________________________________________

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.

(10) Asset Retirement Obligations

The schedule below summarizes the changes in the Partnership’s asset retirement obligation:

	September 30, 2015	September 30, 2014
	(in millions)
Beginning asset retirement obligation	$20.6	$8.1
Revisions to existing liabilities	(4.0)	3.2
Liabilities acquired	—	0.5
Accretion	0.4	0.4
Liabilities settled	(3.2)	—
Ending asset retirement obligation	$13.8	$12.2

Asset retirement obligations of $1.0 million and $8.2 million as of September 30, 2015 and December 31, 2014, respectively, are included in Other Current Liabilities.

(11) Investment in Unconsolidated Affiliates

The Partnership's unconsolidated investments consisted of a contractual right to the economic benefits and burdens associated with Devon's 38.75% ownership interest in GCF at September 30, 2015 and 2014 and a 30.6% ownership interest in Howard Energy Partners ("HEP") at September 30, 2015 and 2014.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

The following table shows the activity related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	Gulf Coast Fractionators	Howard Energy Partners	Total
Three months ended
September 30, 2015
Contributions	$—	$8.1	$8.1
Distributions	$3.8	$8.4	$12.2
Equity in income	$3.4	$3.0	$6.4

September 30, 2014 (1)
Contributions	$—	$—	$—
Distributions	$5.2	$3.0	$8.2
Equity in income	$5.2	$0.4	$5.6

Nine months ended
September 30, 2015
Contributions	$—	$8.1	$8.1
Distributions	$10.7	$20.7	$31.4
Equity in income	$9.7	$6.4	$16.1

September 30, 2014 (1)
Contributions	$—	$5.7	$5.7
Distributions	$5.2	$8.7	$13.9
Equity in income	$13.2	$1.1	$14.3
(1) Includes income, distributions, and contributions for the period from March 7, 2014 through September 30, 2014 for HEP.

The following table shows the balances related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	September 30, 2015	December 31, 2014
Gulf Coast Fractionators	$53.0	$54.1
Howard Energy Partners	210.5	216.7
Total investments in unconsolidated affiliates	$263.5	$270.8

(12) Employee Incentive Plans

(a)         Long-Term Incentive Plans

The Partnership accounts for unit-based compensation in accordance with FASB ASC 718, which requires that compensation related to all unit-based awards, including unit options, be recognized in the consolidated financial statements.

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of unit-based compensation allocated to Predecessor general and administrative expense (1)	$—	$—	$—	$2.8
Cost of unit-based compensation charged to general and administrative expense	6.3	5.0	24.9	11.0
Cost of unit-based compensation charged to operating expense	1.0	0.8	4.0	1.8
Total amount charged to income	$7.3	$5.8	$28.9	$15.6
Interest of non-controlling partners in unit-based compensation	$2.6	$2.5	$11.4	$5.4
Amount of related income tax benefit recognized in income	$1.8	$1.3	$6.5	$3.9

(1)	Unit-based compensation expense was treated as a contribution by the Predecessor in the Consolidated Statement of Changes in Members' Equity in 2014.

(b)  EnLink Midstream Partners, LP Restricted Incentive Units

The Partnership's restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the nine months ended September 30, 2015 is provided below:

	Nine Months Ended September 30, 2015
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,022,191	$31.25
Granted	581,047	26.82
Vested*	(264,651)	28.81
Forfeited	(68,913)	30.92
Non-vested, end of period	1,269,674	$29.75
Aggregate intrinsic value, end of period (in millions)	$20.0
 * Vested units include 90,567 units withheld for payroll taxes paid on behalf of employees.

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

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three and nine months ended September 30, 2015 are provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EnLink Midstream Partners, LP Restricted Incentive Units:	2015	2014	2015	2014
Aggregate intrinsic value of units vested	$0.1	$1.2	$7.2	$1.2
Fair value of units vested	$0.1	$1.2	$7.6	$1.2

As of September 30, 2015, there was $19.5 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

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

At the end of the vesting period, recipients receive distribution equivalents with respect to the number of performance units vested. The vesting of units may be between zero and 200 percent of the units granted depending on the EnLink TSR as compared to the peer group on the vesting date. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of the Partnership and the designated peer group; (iii) an estimated ranking of the Partnership among the designated peer group and (iv) the distribution yield. The fair value of the unit on the date of grant is expensed over a vesting period of three years. The following table presents a summary of the grant-date fair values of performance units granted and the related assumptions.

EnLink Midstream Partners, LP Performance Units:	2015
Beginning TSR Price	$27.68
Risk-free interest rate	0.99%
Volatility factor	33.01%
Distribution yield	5.66%

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents a summary of the Partnership's performance units.

	Nine Months Ended September 30, 2015
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-Vested, beginning of period	—	$—
Granted	118,126	35.41
Vested	—	—
Non-vested, end of period	118,126	$35.41
Aggregate intrinsic value, end of period (in millions)	$1.9

As of September 30, 2015 there was $3.3 million of unrecognized compensation expense that related to non-vested Partnership performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(d)         EnLink Midstream, LLC’s Restricted Incentive Units

ENLC’s restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of the common units on such date. A summary of the restricted incentive unit activity for the nine months ended September 30, 2015 is provided below:

	Nine Months Ended September 30, 2015
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	986,472	$37.03
Granted	493,582	31.58
Vested*	(261,144)	35.79
Forfeited	(59,203)	35.99
Non-vested, end of period	1,159,707	$35.04
Aggregate intrinsic value, end of period (in millions)	$21.2
 * Vested units include 83,176 units withheld for payroll taxes paid on behalf of employees.

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

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three and nine months ended September 30, 2015 are provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
EnLink Midstream, LLC Restricted Incentive Units:	2015	2014	2015	2014
Aggregate intrinsic value of units vested	$0.1	$2.4	$8.9	$2.4
Fair value of units vested	$0.1	$2.2	$9.3	$2.2

As of September 30, 2015, there was $20.2 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted average period of 1.7 years.

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

EnLink Midstream, LLC Performance Units:	2015
Beginning TSR Price	$34.24
Risk-free interest rate	0.99%
Volatility factor	33.02%
Distribution yield	2.98%

The following table presents a summary of the Company's performance units.

	Nine Months Ended September 30, 2015
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-Vested, beginning of period	—	$—
Granted	105,080	40.5
Vested	—	—
Non-vested, end of period	105,080	$40.5
Aggregate intrinsic value, end of period (in millions)	$1.9

As of September 30, 2015 there was $3.3 million of unrecognized compensation expense that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 2.3 years.

(13) Derivatives

Interest Rate Swaps
The Partnership entered into interest rate swaps in April and May 2015 in connection with the issuance of the 2025 Notes in May 2015.

The impact of the interest rate swaps on net income is included in other income (expense) in the Condensed Consolidated Statements of Operations as part of interest expense, net, as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Settlement gains on derivatives	$—	$3.6

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

The components of gain (loss) on derivative activity in the Condensed Consolidated Statements of Operations relating to commodity swaps are as follows for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014*
Change in fair value of derivatives	$(0.2)	$1.8	$(6.4)	$(0.2)
Realized gain (loss) on derivatives	5.4	(0.8)	13.0	(1.7)
Gain (loss) on derivative activity	$5.2	$1.0	$6.6	$(1.9)
* The nine months ended September 30, 2014 amounts consist only of the period from March 7, 2014 through September 30, 2014.

The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in millions):

	September 30, 2015	December 31, 2014
Fair value of derivative assets — current	$15.5	$16.7
Fair value of derivative assets — long term	2.9	10.0
Fair value of derivative liabilities — current	(3.4)	(3.0)
Fair value of derivative liabilities — long term	(0.5)	(2.0)
Net fair value of derivatives	$14.5	$21.7

Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at September 30, 2015. The remaining term of the contracts extend no later than December 2016.

			September 30, 2015
Commodity	Instruments	Unit	Volume	Fair Value
			(In millions)
NGL (short contracts)	Swaps	Gallons	(53.3)	$16.4
NGL (long contracts)	Swaps	Gallons	35.8	(2.4)
Natural Gas (short contracts)	Swaps	MMBtu	(3.1)	1.3
Natural Gas (long contracts)	Swaps	MMBtu	1.3	(0.9)
Condensate (long contracts)	Swaps	MBbls	0.1	0.1
Total fair value of derivatives				$14.5

On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements ("ISDAs") that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of September 30, 2015 of $18.4 million would be reduced to $14.5 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

Fair Value of Derivative Instruments

Assets and liabilities related to the Partnership's derivative contracts are included in the fair value of derivative assets and liabilities and the profit and loss on the mark to market value of these contracts are recorded net as a gain (loss) on derivatives in the Condensed Consolidated Statement of Operations. The Partnership estimates the fair value of all of its derivative contracts using actively quoted prices. The estimated fair value of derivative contracts by maturity date was as follows (in millions):

	Maturity Periods
	Less than one year	One to two years	More than two years	Total fair value
September 30, 2015	$12.1	$2.4	$—	$14.5

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

Net liabilities measured at fair value on a recurring basis are summarized below (in millions):

	September 30, 2015 Level 2	December 31, 2014 Level 2
Commodity Swaps*	$14.5	$21.7
Total	$14.5	$21.7

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

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$2,851.5	$2,663.2	$2,022.5	$2,026.1
Obligations under capital leases	$17.7	$17.0	$20.3	$19.8

The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The Partnership had $175.0 million and $237.0 million in outstanding borrowings under its revolving credit facility as of September 30, 2015 and December 31, 2014, respectively. As borrowings under the credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the credit facility. As of September 30, 2015, the Partnership had total borrowings of $2.7 billion under senior unsecured notes maturing between 2019 and 2045 with fixed interest rates ranging from 2.7% to 7.1%. As of December 31, 2014, the Partnership had total borrowings of $1.8 billion maturing between 2019 and 2045 with fixed interest rates ranging from 2.7% to 7.1%. The fair value of all senior unsecured notes as of September 30, 2015 and December 31, 2014 was based on Level 2 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

(15) Commitments and Contingencies

(a) Severance and Change in Control Agreements

Certain members of management of the Partnership are parties to severance and change of control agreements with the General Partner. The severance and change in control agreements provide those individuals with severance payments in certain circumstances and prohibit such individual from, among other things, competing with the General Partner or its affiliates during his employment. In addition, the severance and change of control agreements prohibit subject individuals from disclosing confidential information about the General Partner or interfering with a client or customer of the General Partner or its affiliates, in each case during his employment and for a certain period of time following the termination of such person’s employment.

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

At times, the Partnership’s subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, from time to time the Partnership (or its subsidiaries) is a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by the Partnership’s subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, the Partnership does not expect that awards in these matters will have a material adverse impact on its consolidated results of operations, financial condition, or cash flows.

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

(16) Segment Information

Identification of the majority of the Company's operating segments is based principally upon geographic regions served.  The Company’s reportable segments consist of the following: natural gas gathering, processing, transmission and fractionation operations located in north Texas, south Texas and the Permian Basin in west Texas ("Texas"), the pipelines and processing plants located in Louisiana and NGL assets located in south Louisiana ("Louisiana"), natural gas gathering and processing operations located throughout Oklahoma ("Oklahoma") and crude rail, truck, pipeline and barge facilities in west Texas, south Texas, Louisiana and Ohio River Valley ("Crude and Condensate"). The Company's Crude and Condensate segment, which is identified based upon the nature of services provided to customers of the segment, has historically been referred to as the Company's ORV segment. Due to the growth in this segment, including the acquisitions of LPC and VEX, the Company has renamed this segment to more accurately reflect the assets included therein. The Company has restated the prior period to include certain crude and condensate activity in the Crude and Condensate segment. Operating activity for intersegment eliminations is shown in the corporate segment.  The Company’s sales are derived from external domestic customers.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
	(In millions)
Three Months Ended September 30, 2015
Product sales	$106.9	$399.0	$3.9	$353.7	$—	$863.5
Product sales-affiliates	35.3	17.6	4.6	0.4	(17.6)	40.3
Midstream services	20.3	63.3	9.4	18.3	—	111.3
Midstream services-affiliates	111.6	5.1	34.5	3.6	(4.5)	150.3
Cost of sales	(124.5)	(415.2)	(9.4)	(334.8)	22.1	(861.8)
Operating expenses	(44.3)	(27.2)	(7.2)	(26.3)	—	(105.0)
Gain on derivative activity	—	—	—	—	5.2	5.2
Segment profit	$105.3	$42.6	$35.8	$14.9	$5.2	$203.8
Depreciation and amortization	$(44.4)	$(27.4)	$(11.9)	$(12.9)	$(1.8)	$(98.4)
Impairments	$—	$(576.1)	$—	$(223.1)	$—	$(799.2)
Goodwill	$1,186.8	$210.7	$190.3	$142.1	$1,426.9	$3,156.8
Capital expenditures	$29.0	$13.5	$19.7	$38.6	$3.9	$104.7
Three Months Ended September 30, 2014
Product sales	$52.5	$426.5	$—	$100.1	$—	$579.1
Product sales-affiliates	19.2	36.4	—	—	(17.8)	37.8
Midstream services	19.1	38.9	—	10.6	—	68.6
Midstream services-affiliates	122.7	2.0	45.8	2.4	(2.0)	170.9
Cost of sales	(64.2)	(462.6)	—	(90.2)	19.8	(597.2)
Operating expenses	(37.9)	(20.3)	(7.0)	(14.6)	—	(79.8)
Gain on litigation settlement	—	6.1	—	—	—	6.1
Gain on derivative activity	—	—	—	—	1.0	1.0
Segment profit	$111.4	$27.0	$38.8	$8.3	$1.0	$186.5
Depreciation and amortization	$(31.6)	$(19.1)	$(11.8)	$(11.7)	$(0.9)	$(75.1)

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

Goodwill	$1,168.2	$786.8	$190.3	$112.5	$1,436.8	$3,694.6
Capital expenditures	$79.7	$79.1	$2.5	$43.8	$3.9	$209.0

Nine Months Ended September 30, 2015
Product sales	$237.3	$1,173.6	$2.4	$1,075.5	$—	$2,488.8
Product sales-affiliates	91.5	37.4	10.2	0.8	(50.3)	89.6
Midstream services	76.2	184.5	29.9	60.7	—	351.3
Midstream services-affiliates	342.5	14.3	94.7	10.6	(12.8)	449.3
Cost of sales	(305.1)	(1,210.4)	(14.6)	(1,020.4)	63.1	(2,487.4)
Operating expenses	(136.9)	(78.7)	(23.3)	(73.7)	—	(312.6)
Gain on derivative activity	—	—	—	—	6.6	6.6
Segment profit	$305.5	$120.7	$99.3	$53.5	$6.6	$585.6
Depreciation and amortization	$(123.6)	$(81.8)	$(37.2)	$(41.5)	$(5.0)	$(289.1)
Impairments	$—	$(576.1)	$—	$(223.1)	$—	$(799.2)
Goodwill	$1,186.8	$210.7	$190.3	$142.1	$1,426.9	$3,156.8
Capital expenditures	$183.4	$43.4	$37.2	$170.6	$10.6	$445.2
Nine Months Ended September 30, 2014
Product sales	$167.0	$1,075.6	$11.5	$226.3	$—	$1,480.4
Product sales-affiliates	331.1	38.7	147.9	—	(43.5)	474.2
Midstream services	38.6	87.3	—	28.9	—	154.8
Midstream services-affiliates	289.7	2.0	108.1	2.4	(2.0)	400.2
Cost of sales	(397.6)	(1,104.2)	(133.9)	(207.8)	45.5	(1,798.0)
Operating expenses	(108.2)	(41.9)	(21.0)	(29.3)	—	(200.4)
Gain on litigation settlement	—	6.1	—	—	—	6.1
Loss on derivative activity	—	—	—	—	(1.9)	(1.9)
Segment profit	$320.6	$63.6	$112.6	$20.5	$(1.9)	$515.4
Depreciation and amortization	$(91.7)	$(43.4)	$(37.6)	$(24.4)	$(1.5)	$(198.6)
Goodwill	$1,168.2	$786.8	$190.3	$112.5	$1,436.8	$3,694.6
Capital expenditures	$180.2	$222.4	$10.5	$91.3	$12.6	$517.0

The table below presents information about segment assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Segment Identifiable Assets:	(In millions)
Texas	$3,995.0	$3,303.0
Louisiana	2,562.3	3,316.5
Oklahoma	895.7	892.8
Crude and Condensate	980.8	871.9
Corporate	1,840.1	1,822.5
Total identifiable assets	$10,273.9	$10,206.7

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

The following table reconciles the segment profits reported above to the operating income as reported in the condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment profits	$203.8	$186.5	$585.6	$515.4
General and administrative expenses	(34.8)	(24.4)	(105.6)	(66.9)
Loss on disposition of assets	(3.2)	—	(3.2)	—
Depreciation and amortization	(98.4)	(75.1)	(289.1)	(198.6)
Impairments	(799.2)	—	(799.2)	—
Operating income (loss)	$(731.8)	$87.0	$(611.5)	$249.9

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

Nine Months Ended September 30,
2014
Revenues:
Revenues	$6.8
Revenues - affiliates	10.5
Total revenues	17.3

Operating costs and expenses:
Operating expenses	15.7
Total operating costs and expenses	15.7

Income before income taxes	1.6
Income tax provision	0.6
Net income	$1.0

(18) Supplemental Cash Flow Information

The following schedule summarizes the Partnership's non-cash financing activities for the period presented.

Nine Months Ended September 30,
2015
(In millions)
Non-cash financing activities:
Non-cash issuance of common units (1)	$180.0
Non-cash issuance of Class C Common Units (1)	$180.0

ENLINK MIDSTREAM, LLC

Notes to Condensed Consolidated Financial Statements-(Continued)
(Unaudited)

(1) Non-cash common units and Class C Common Units were issued as partial consideration for the Coronado acquisition. See Note 3 - Acquisitions for further discussion.

Also, see Note 5 - Affiliate Transactions for non-cash activities related to Predecessor operations with Devon prior to March 7, 2014.

(19) Other Information

The following tables present additional detail for certain balance sheet captions.

Other Current Liabilities

Other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
	(in millions)
Accrued interest	$54.7	$16.9
Accrued wages and benefits, including taxes	29.9	19.7
Accrued ad valorem taxes	30.2	23.2
Capital expenditure accruals	18.4	22.6
Suspense producer payments	17.5	—
Other	54.8	69.9
Other current liabilities	$205.5	$152.3

(20) Subsequent Events

Acquisition of Natural Gas Gathering and Processing Assets. On October 1, 2015, the Partnership acquired all of the voting interests in DLK Wolf Midstream, LLC, a subsidiary of MRC Energy Company, which owns natural gas gathering and processing assets predominantly located in west Texas for $143.0 million, subject to certain adjustments. The natural gas assets include a cryogenic gas processing plant and approximately 6 miles of high-pressure gathering pipeline within the Delaware Basin. Due to the timing of this acquisition, the Partnership has not yet completed its initial accounting and analysis.

Acquisition of Partnership Common Units. On October 29, 2015, EMI acquired 2,849,100 common units in the Partnership for aggregate consideration of approximately $50.0 million in a private placement transaction.

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

Overview

We are a Delaware limited liability company formed in October 2013. Our assets consist of equity interests in EnLink Midstream Partners, LP, a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. Our interests in EnLink Midstream Partners, LP, consist of the following as of September 30, 2015:

•85,679,351 common units representing an aggregate 26.1% limited partner interest in the Partnership; and
•100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership, which owns a 0.5% general partner interest and all of the incentive distribution rights in the Partnership.

On October 29, 2015, EMI acquired approximately 2.8 million common units in the Partnership in a private placement transaction for aggregate consideration of $50.0 million, which the Partnership intends to use for general partnership purposes, including potential strategic growth initiatives. As a result of this acquisition, our interest in the Partnership as of October 29, 2015 includes 88,528,451 common units representing a 26.7% limited partner interest.
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

The Partnership manages its operations by focusing on gross operating margin because the Partnership's business is generally to gather, process, transport or market natural gas, NGLs, crude oil and condensate using its assets for a fee. The Partnership earns its fees through various contractual arrangements, which include stated fixed-fee contract arrangements or arrangements where the Partnership purchases and resells commodities in connection with providing the related service and earns a net margin for its fees. While the Partnership's transactions vary in form, the essential element of each transaction is the use of its assets to transport a product or provide a processed product to an end-user at the tailgate of the plant, barge terminal or pipeline. The Partnership defines gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-generally accepted accounting principle ("non-GAAP") financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 95% of the Partnership's gross operating margin (revenues less cost of sales) was derived from fee-based services with no direct commodity exposure for the nine months ended September 30, 2015. The Partnership reflects revenue as "Product sales" and "Midstream services" on the Condensed Consolidated Statements of Operations.

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

•providing condensate stabilization services; and

•providing brine disposal services.

The Partnership typically gathers or transports gas owned by others through its facilities for a fee. The Partnership also buys natural gas from a producer, plant or shipper at either a fixed discount to a market index or a percentage of the market index, then transports and resells the natural gas at the market index. The fixed discount difference to a market index represents the fee for using the Partnership's assets. The Partnership attempts to execute substantially all purchases and sales concurrently, or it enters into a future delivery obligation, thereby establishing the basis for the fee it will receive for each natural gas transaction. The Partnership’s gathering and transportation fee related to a percentage of the index price can be adversely affected by declines in the price of natural gas. The Partnership is also party to certain long-term gas sales commitments that it satisfies through supplies purchased under long-term gas purchase agreements. When the Partnership enters into those arrangements, its sales obligations generally match its purchase obligations. However, over time, the supplies that it has under contract may decline due to reduced drilling or other causes and the Partnership may be required to satisfy the sales obligations by buying additional gas at prices that may exceed the prices received under the sales commitments. In the Partnership’s purchase/sale transactions, the resale price is generally based on the same index at which the gas was purchased.

On occasion the Partnership has entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and it captures the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as its fee. Changes in the basis spread can increase or decrease margins or potentially result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its North Texas Pipeline and sells the gas into a different market area index. The Partnership realizes a cash loss on the delivery of gas under this contract each month based on current prices. The fair value of this performance obligation was recorded as a result of the March 7, 2014 business combination and was based on forecasted discounted cash obligations in excess of market prices under this gas delivery contract. As of September 30, 2015, the balance sheet reflects a liability of $67.3 million related to this performance obligation. Reduced supplies and narrower basis spreads in recent periods have increased the cash losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.

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

On February 17, 2015, Acacia contributed a 25% interest in Midstream Holdings (the "February Transferred Interests") to the Partnership in a drop down transaction (the "February EMH Drop Down") in exchange for 31,618,311 Class D Common Units in the Partnership, representing an approximate 9.6% limited partner interest in the Partnership as of September 30, 2015. On May 27, 2015, the Acacia contributed the remaining 25% limited partner interest in Midstream Holdings (the "May Transferred Interests") to the Partnership in a drop down transaction (the "May EMH Drop Down" and together with the February EMH Drop Down, the "EMH Drop Downs") in exchange for 36,629,888 Class E Common Units in the Partnership, representing an approximate 11.2% limited partner interest in the Partnership as of September 30, 2015. After giving effect to the EMH Drop-Downs, the Partnership owns 100% of Midstream Holdings. In addition, on April 1, 2015 the Partnership acquired the Victoria Express Pipeline and related truck terminal and storage assets from Devon (the "VEX Interests"). See “Recent Developments.”

As of September 30, 2015, the Partnership units held by Devon represent approximately 28.7% of the outstanding limited partner interests in the Partnership, with approximately 44.8% of the outstanding limited partner interests held by the Partnership’s public unitholders and approximately 26.0% of the outstanding limited partner interests, the approximate 0.5% general partner interest and the incentive distribution rights held indirectly by ENLC.

Recent Developments

Acquisitions

Acquisition of Natural Gas Gathering and Processing Assets. On October 1, 2015, the Partnership acquired all of the voting interests in DLK Wolf Midstream, LLC, a subsidiary of MRC Energy Company ("Matador"), which owns natural gas gathering and processing assets (the "Delaware Basin System") predominantly located in west Texas, for $143.0 million, subject to certain adjustments. The Delaware Basin System consists of a cryogenic gas processing plant with approximately 35 million cubic feet per day ("MMcf/d") of inlet capacity and approximately 6 miles of high-pressure gathering pipeline, which connects a low-pressure gathering system to the processing plant. Matador will be the largest customer on the system and will dedicate approximately 11,000 gross acres currently under development pursuant to a 15-year fixed fee gathering and processing agreement.

Coronado Midstream. On March 16, 2015, the Partnership acquired all of the voting equity interests in Coronado Midstream Holdings LLC, the parent company of Coronado Midstream LLC (“Coronado”), which owns natural gas gathering and processing facilities in the Permian Basin, for approximately $600.2 million in cash and equity, subject to certain adjustments. The purchase price consisted of $240.2 million in cash, 6,704,285 common units and 6,704,285 Class C Common Units in the Partnership.  Coronado operates three cryogenic gas processing plants and a gas gathering system in the North Midland Basin including approximately 270 miles of gathering pipelines, 175 MMcf/d of processing capacity and 35,000 horsepower of compression. The Coronado system is underpinned by long-term contracts, which include the dedication of production from over 190,000 acres. The Coronado assets are included in the Partnership's Texas segment.

LPC Crude Oil Marketing. On January 31, 2015, the Partnership acquired all of the voting equity interests in LPC Crude Oil Marketing LLC (“LPC”), which has crude oil gathering, transportation and marketing operations in the Permian Basin, for approximately $108.1 million. LPC is an integrated crude oil logistics service provider with operations throughout the Permian Basin. LPC's integrated logistics services are supported by 41 tractor trailers, 13 pipeline injection stations and 67 miles of crude oil gathering pipeline. The LPC assets are included in the Partnership's Crude and Condensate segment.

Drop Downs

VEX Pipeline. On April 1, 2015, the Partnership acquired the VEX Interests from Devon, which are located in the Eagle Ford Shale in south Texas. The aggregate consideration paid by the Partnership consisted of $171.0 million in cash, 338,159 common units representing limited partner interests in the Partnership with an aggregate value of approximately $9.0 million and the Partnership’s assumption of up to $40.0 million in certain construction costs related to VEX, subject to certain adjustments set forth in the contribution agreement. The VEX pipeline is a 56-mile multi-grade crude oil pipeline with a current capacity of approximately 50,000 barrels per day ("Bbls/d") and, following completion of currently-underway expansion projects, will have capacity of approximately 90,000 Bbls/d. Other VEX assets at the destination of the pipeline include an eight-bay truck unloading terminal, 200,000 barrels of above-ground storage, of which 50,000 barrels are under construction, and rights to barge loading docks. The VEX assets are included in the Partnership's Crude and Condensate segment.

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

Organic Growth

Ohio River Valley Condensate Stabilization Facilities. Through an agreement with Eclipse Resources (the “Eclipse Agreement”), the Partnership expects to own and operate four additional natural gas compression and condensate stabilization facilities in Harrison, Monroe and Guernsey counties in Ohio.  The Partnership took ownership of and began operating the first two of these facilities in the fourth quarter of 2014.  The third compression and condensate stabilization facility began operations in March 2015. The Partnership will begin construction on the fourth facility as needed based on available volumes.

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

For the nine months ended September 30, 2015, the Partnership sold an aggregate of 0.7 million common units under the BMO EDA, generating proceeds of approximately $12.9 million (net of approximately $0.1 million of commissions). The Partnership used the net proceeds for general partnership purposes. As of September 30, 2015, approximately $328.7 million remains available to be issued under the agreement.

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

The following is a calculation of the Company's cash available for distribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)

Distribution declared by ENLK associated with (1):
General partner interest	$0.6	$0.6	$1.8	$1.5
Incentive distribution rights	13.6	6.3	33.7	13.6
ENLK common units owned	33.4	6.1	70.0	14.0
Total share of ENLK distributions declared	$47.6	$13.0	$105.5	$29.1
Transferred interest EBITDA (2)	—	59.2	53.7	132.4
Total cash available	$47.6	$72.2	$159.2	$161.5
Uses of cash:
General and administrative expenses	(1.1)	(0.9)	(3.0)	(2.7)
Current income taxes (3)	1.2	(5.9)	—	(6.4)
Interest expense	(0.2)	(0.7)	(0.7)	(1.8)
Maintenance capital expenditures (4)	—	(2.8)	(4.0)	(5.9)
Total cash used	$(0.1)	$(10.3)	$(7.7)	$(16.8)
ENLC cash available for distribution	$47.5	$61.9	$151.5	$144.7
_________________________________________________

(1)	Represents distributions paid to ENLC on May 14, 2015 and August 14, 2015 and distributions declared by ENLK and to be paid to ENLC on November 12, 2015.

(2)	Represents ENLC's interest in Midstream Holdings' adjusted EBITDA prior to the EMH Drop Downs.

(3)	Represents ENLC’s stand-alone current tax expense.

(4)
Represents ENLC's interest in Midstream Holdings' maintenance capital expenditures prior to the EMH Drop Downs which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA per (2) above.

The following table provides a reconciliation of ENLC net income to ENLC cash available for distribution (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)

Net income (loss) of ENLC	$(755.9)	$64.2	$(688.0)	$174.1
Less: Net (income) loss attributable to ENLK	754.9	(83.4)	665.5	(218.8)
Net income of ENLC excluding ENLK	$(1.0)	$(19.2)	$(22.5)	$(44.7)
ENLC's share of distributions from ENLK (1)	47.6	13.0	105.5	29.1
ENLC deferred income tax expense (2)	0.5	11.8	18.3	33.3
Maintenance capital expenditures (3)	—	(2.8)	(4.0)	(5.9)
Transferred interest EBITDA (4)	—	59.2	53.7	132.4
Other items (5)	0.4	(0.1)	0.5	0.5
ENLC cash available for distribution	$47.5	$61.9	$151.5	$144.7
_________________________________________________

(1)	Represents distributions paid to ENLC on May 14, 2015 and August 13, 2015 and distributions declared by ENLK and to be paid to ENLC on November 12, 2015.

(2)	Represents ENLC's stand-alone deferred taxes.

(3)	Represents ENLC's interest in Midstream Holdings' maintenance capital expenditures prior to the EMH Drop Downs, which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA.

(4)	Represents ENLC's interest in Midstream Holdings' adjusted EBITDA prior to the EMH Drop Downs.
(5)Represents E2's adjusted EBITDA and other non-cash items not included in cash available for distributions.

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

The following table provides a reconciliation of gross operating margin to operating income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Total gross operating margin	$308.8	$260.2	$898.2	$709.7

Add (Deduct):
Operating expenses	(105.0)	(79.8)	(312.6)	(200.4)
General and administrative expenses	(34.8)	(24.4)	(105.6)	(66.9)
Depreciation and amortization	(98.4)	(75.1)	(289.1)	(198.6)
Loss on disposition of assets	(3.2)	—	(3.2)	—
Impairments	(799.2)	—	(799.2)	—
Gain on litigation settlement	—	6.1	—	6.1
Operating income (loss)	$(731.8)	$87.0	$(611.5)	$249.9

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue less cost of sales as reflected in the table below.

Items Affecting Comparability of Our Financial Results

Our historical financial results discussed below may not be comparable to our future financial results, and our financial results for the nine months ended September 30, 2015 may not be comparable to our financial results for the nine months ended September 30, 2014 for the following reasons:

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

•
Our financial statements for the nine months ended September 30, 2015 and 2014 report financial results according to operating segments based principally upon geographic regions served. The Predecessor had no operations for certain of those reporting segments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except volumes)
Texas Segment
Revenues	$274.1	$213.5	$747.5	$826.4
Cost of sales	(124.5)	(64.2)	(305.1)	(397.6)
Total gross operating margin	$149.6	$149.3	$442.4	$428.8
Louisiana Segment
Revenues	$485.0	$503.8	$1,409.8	$1,203.6
Cost of sales	(415.2)	(462.6)	(1,210.4)	(1,104.2)
Total gross operating margin	$69.8	$41.2	$199.4	$99.4
Oklahoma Segment
Revenues	$52.4	$45.8	$137.2	$267.5
Cost of sales	(9.4)	—	(14.6)	(133.9)
Total gross operating margin	$43.0	$45.8	$122.6	$133.6
Crude and Condensate Segment
Revenues	$376.0	$113.1	$1,147.6	$257.6
Cost of sales	(334.8)	(90.2)	(1,020.4)	(207.8)
Total gross operating margin	$41.2	$22.9	$127.2	$49.8
Corporate
Revenues	$(16.9)	$(18.8)	$(56.5)	$(47.4)
Cost of sales	22.1	19.8	63.1	45.5
Total gross operating margin	$5.2	$1.0	$6.6	$(1.9)
Total
Revenues	$1,170.6	$857.4	$3,385.6	$2,507.7
Cost of sales	(861.8)	(597.2)	(2,487.4)	(1,798.0)
Total gross operating margin	$308.8	$260.2	$898.2	$709.7

Midstream Volumes:
Texas (1)
Gathering and Transportation (MMBtu/d)	2,640,300	2,975,600	2,705,900	2,979,000
Processing (MMBtu/d)	1,244,100	1,152,400	1,214,500	1,149,100
Louisiana (2)
Gathering and Transportation (MMBtu/d)	1,516,400	500,200	1,444,700	459,300
Processing (MMBtu/d)	509,100	499,100	488,200	557,000
NGL Fractionation (Gals/d)	6,370,600	4,073,500	5,957,000	4,112,500
Oklahoma (3)
Gathering and Transportation (MMBtu/d)	391,100	494,200	411,800	472,000
Processing (MMBtu/d)	348,900	447,300	325,500	447,300
Crude and Condensate (2)
Crude Oil Handling (Bbls/d)	147,300	15,200	130,800	15,400
Brine Disposal (Bbls/d)	4,200	5,000	3,900	5,300
__________________________________________________

(1)
Volumes include volumes per day based on 92- and 273-day periods for the three and nine months ended September 30, 2014, for Midstream Holdings' operations. Volumes include volumes per day based on 92 days for the three months ended

September 30, 2014 and volumes based on the 208 day period from March 7 to September 30, 2014 for the nine months ended September 30, 2014 for the Partnership’s legacy operations in Texas.

(2)
Volumes include volumes per day based on 92 days for the three months ended September 30, 2014 and based on the 208-day period from March 7 to September 30, 2014 for the nine months ended September 30, 2014 for the Partnership’s legacy operations. Midstream Holdings does not have any operations in the Louisiana or Crude and Condensate segments. The VEX pipeline did not commence operation until July 2014.

(3)
Volumes include volumes per day based on 92- and 273-day periods for the three and nine months ended September 30, 2014, respectively, for Midstream Holdings' operations. The Partnership did not have any legacy operations in Oklahoma.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Gross Operating Margin. Gross operating margin was $308.8 million for the three months ended September 30, 2015 as compared to $260.2 million for the three months ended September 30, 2014, an increase of $48.6 million, or 18.7%. The overall increase in gross operating margin was primarily due to the acquisition of the LPC assets in January 2015, the acquisition of Coronado assets in March 2015, the start-up of commercial operations of organic projects and an increase in fractionation and marketing activities driven by system expansions. This increase was partially offset by a decline in throughput volumes related to the Partnership's gas processing and transmission activities. The following provides additional details regarding this change in gross operating margin:

•
Texas Segment. The Texas segment had an increase in gross operating margin of $0.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This increase was primarily attributable to an increase of $13.5 million in gross operating margin due to the Coronado acquisition in March 2015 and our Bearkat natural gas processing plant and rich gas gathering system which commenced operations in September 2014. This increase was offset by a decrease of $13.6 million attributable to throughput volume declines on our north Texas processing, gathering and transmission assets.

•
Oklahoma Segment. The Oklahoma segment had a decrease in gross operating margin of $2.8 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. This decrease is primarily attributable to a reduction in certain fees generated from a third party customer contract and volume declines.

•
Louisiana Segment. The Louisiana segment had an increase in gross operating margin of $28.6 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase was primarily driven by the completion of the Cajun-Sibon expansion in September 2014, which increased gross operating margin by $22.9 million. In addition, the Louisiana natural gas processing, gathering and transmission assets contributed an increase of $6.0 million in gross operating margin primarily related to the Gulf Coast natural gas pipeline assets acquired from Chevron in November 2014. These increases were partially offset by volume and pricing declines in the Partnership's other Louisiana gas assets.

•
Crude & Condensate Segment. The Crude and Condensate segment had an increase in gross operating margin of $18.3 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. This increase is partly attributable to the acquisition of the LPC assets in January 2015, which contributed $13.5 million, and the VEX pipeline, which commenced operations in July 2014 and contributed $3.2 million. In addition, gross operating margin from E2 increased $5.5 million due the commercial start-up of five compression and condensate stabilization stations constructed since the fourth quarter of 2014. These increases are partially offset by a $2.7 million decline in the Partnership's other crude operations related to the termination of a customer contract in June 2015 and a decrease of $1.2 million attributable to a decline in volumes related to our ORV assets.

Operating Expenses. Operating expenses were $105.0 million for the three months ended September 30, 2015 as compared to $79.8 million for the three months ended September 30, 2014, an increase of $25.2 million, or 31.6%. The primary contributors to the total increase are as follows:

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(in millions)
Texas Segment	$44.3	$37.9	$6.4	16.9%
Louisiana Segment	27.2	20.3	6.9	34.0%
Oklahoma Segment	7.2	7.0	0.2	2.9%
Crude and Condensate Segment	26.3	14.6	11.7	80.1%
Total	$105.0	$79.8	$25.2	31.6%

•
Texas Segment. Operating expenses in the Partnership's Texas segment increased $6.4 million for the three months ended September 30, 2015 as compared to the same three-month period in 2014. Of this increase, $5.0 million is attributable to the acquisition of the Coronado assets in March 2015 and the Partnership's Bearkat natural gas processing plant and rich gas gathering system, which commenced operations in September 2014. The remaining increase of $1.4 million is attributable to a process hazard analysis at the Partnership's Bridgeport plant which is required by federal regulations every five years.

•
Louisiana Segment. Operating expenses in the Partnership's Louisiana segment increased $6.9 million for the three months ended September 30, 2015 as compared to the same three-month period in 2014. Of this increase, $3.8 million is attributable to the acquisition of the Gulf Coast natural gas pipeline assets in November 2014 and $3.5 million is attributable to the Partnership's Cajun-Sibon expansion, which went into service in September 2014.

•
Oklahoma Segment. Operating expenses in the Partnership's Oklahoma segment increased $0.2 million for the three months ended September 30, 2015 as compared to the same three-month period in 2014, remaining relatively consistent for both periods.

•
Crude & Condensate Segment. Operating expenses in the Partnership's Crude and Condensate segment increased $11.7 million for the three months ended September 30, 2015 as compared to the same three-month period in 2014. Of this increase, $9.5 million is attributable to the LPC acquisition in January 2015 and $2.9 million is attributable to E2 compression and stabilization facilities that went into service since the fourth quarter of 2014.

General and Administrative Expenses. General and administrative expenses were $34.8 million for the three months ended September 30, 2015 as compared to $24.4 million for the three months ended September 30, 2014, an increase of $10.4 million, or 42.6%. The primary contributors to the total increase are as follows:

•our unit-based compensation expense increased $1.3 million;
•our bad debt expense increased $1.3 million;
•our salaries and wages increased $2.3 million due to an increase in headcount related to acquisitions;
•our benefits increased $1.8 million primarily due to higher health insurance claim payments under our self-insured health plans during the 2015 quarter as compared to the same quarter in 2014; and

•	our remaining increase of $3.3 million is attributable to various other general and administrative expenses.

Loss on Disposition of Assets. Loss on disposition of assets was $3.2 million for the three months ended September 30, 2015. The loss on disposition of assets relates to the retirement of a compressor due to fire damage.

Depreciation and Amortization. Depreciation and amortization expenses were $98.4 million for the three months ended September 30, 2015 as compared to $75.1 million for the three months ended September 30, 2014, an increase of $23.3 million, or 31.0%. Of this increase in depreciation and amortization expenses, $8.7 million is attributable to the acquisition of the Coronado assets in March 2015, $1.9 million is attributable to the LPC acquisition in January 2015 and $3.1 million is attributable to the acquisition of the Gulf Coast natural gas pipeline assets in November 2014. The remaining increase in depreciation and amortization expense of $9.6 million primarily relates to new assets placed in service, of which $3.2 million is attributable to E2 assets and $3.0 million is attributable to the Cajun Sibon expansion.

Impairments. Impairment expense was $799.2 million for the three months ended September 30, 2015. During September 2015, the Partnership recognized an impairment of goodwill of $576.1 million related to its Louisiana segment and an impairment on intangible assets in its Crude and Condensate segment of $223.1 million. For more information, see "Critical Accounting Policies-Impairment of Goodwill" below.

Gain on Litigation Settlement. The Partnership recognized a gain on the settlement of a lawsuit of $6.1 million for the nine months ended September 30, 2014 due to a partial settlement of its claims against Texas Brine and its insurers. Additional claims related to this matter remain outstanding.

Interest Expense. Interest expense was $30.4 million for the three months ended September 30, 2015 as compared to $13.6 million for the three months ended September 30, 2014, an increase of $16.8 million, or 123.5%. Of the increase in interest expense, $14.2 million is attributable to an increase in average debt in 2015 compared to 2014, $1.9 million is attributable to a decrease in capitalized interest, and $1.3 million is attributable to an increase in non-cash interest expense related to the valuation of our mandatory redeemable non-controlling interest. This increase was partially offset by a $0.9 million decrease due to a decline in average interest rates primarily related to the Partnership credit facility. Net interest expense consists of the following (in millions):

	Three Months Ended September 30,
	2015	2014
Senior notes	$30.0	$15.8
Partnership credit facility	1.3	2.3
Credit facility	0.1	—
Capitalized interest	(2.7)	(4.6)
Amortization of debt issue cost, discount and premium	0.2	(0.2)
Mandatory redeemable non-controlling interest	1.3	—
Other	0.2	0.3
Total	$30.4	$13.6

Income Tax Expense. Income tax expense was $0.2 million for the three months ended September 30, 2015 as compared to income tax expense of $17.3 million for the three months ended September 30, 2014, a decrease of $17.1 million. The decrease in income tax expense is primarily attributable to a decrease in taxable income between periods. Although we realized a loss from continuing operations before income taxes during the three months ended September 30, 2015, we did not realize a tax benefit associated with this loss because substantially all of the loss was the result of a goodwill impairment which is treated as a permanent difference for tax. See Note 7 to the condensed consolidated financial statements titled “Income Taxes” for further details.

Net Income (Loss) Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest was $562.5 million for the three months ended September 30, 2015 as compared to net income of $37.7 million for the three months ended September 30, 2014, a decrease of $600.2 million. Net income (loss) attributable to non-controlling interests decreased due to lower net income in 2015 at the Partnership offset by higher incentive right distributions received.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Gross Operating Margin. Gross operating margin was $898.2 million for the nine months ended September 30, 2015 as compared to $709.7 million for the nine months ended September 30, 2014, an increase of $188.5 million, or 26.6%. Of this increase in gross operating margin, $85.9 million is attributable to the legacy Partnership assets associated with the business combination, $84.5 million is attributable to the LPC, Coronado and Gulf Coast asset acquisitions, $7.4 million is attributable to the VEX pipeline, which commenced operations in July 2014, $10.3 million is attributable to the Partnership's E2 assets due to the commercial start-up of five compression and condensate stabilization stations since the fourth quarter of 2014, and $22.9 million is attributable to the completion of the Cajun-Sibon expansion in September 2014. In addition, $7.6 million of the increase is attributable to the termination of a customer contract in June 2015 in which we received a one-time termination payment. This increase is partially offset by a $35.7 million decrease in gross operating margin related to a decline in volumes on the Partnership's Texas and Oklahoma assets. Also, we had a $14.3 million decrease in gross operating margin related to Midstream Holdings, which is the result of the new fixed-fee arrangements with Devon entered into in connection with the business combination.

Operating Expenses. Operating expenses were $312.6 million for the nine months ended September 30, 2015 as compared to $200.4 million for the nine months ended September 30, 2014, an increase of $112.2 million, or 56.0%. Of this increase in operating expenses, $43.2 million is attributable to legacy Partnership assets, $42.6 million is attributable to direct operating costs of the LPC, Coronado and Gulf Coast asset acquisitions, $7.9 million is due to the Partnership's Cajun-Sibon expansion that occurred in September 2014, $6.4 million is attributable to E2 compression and stabilization facilities that have been placed in service since the fourth quarter of 2014 and $5.2 million is attributable to an increase in Midstream Holdings' operating costs.

General and Administrative Expenses. General and administrative expenses were $105.6 million for the nine months ended September 30, 2015 as compared to $66.9 million for the nine months ended September 30, 2014, an increase of $38.7 million, or 57.8%. The primary contributors to the increase are as follows:

•$18.8 million is attributable to the legacy Partnership assets;
•$6.0 million is attributable to certain bonuses paid in March 2015 in the form of unit awards that immediately vested;
•the Partnership's transaction costs increased $4.8 million related to LPC, Coronado and Gulf Coast asset acquisitions;
•the Partnership's unit-based compensation expense increased $2.9 million;
•the Partnership's bad debt expense increased $1.7 million; and
•the Partnership's salaries and wages increased $4.8 million due to an increase in headcount related to acquisitions during the year.

These increases were partially offset by a $2.4 million decrease attributable to Midstream Holdings. Prior to March 7, 2014, general and administrative expenses were allocated to Midstream Holdings by Devon.

Loss on Disposition of Assets. Loss on disposition of assets was $3.2 million for the nine months ended September 30, 2015. The loss on disposition of assets relates to the retirement of a compressor due to fire damage.

Depreciation and Amortization. Depreciation and amortization expenses were $289.1 million for the nine months ended September 30, 2015 as compared to $198.6 million for the nine months ended September 30, 2014, an increase of $90.5 million, or 45.6%. Of this increase in depreciation and amortization expenses, $21.8 million is attributable to the legacy Partnership assets acquired in March 2014, $34.7 million is attributable to the LPC, Coronado and Gulf Coast asset acquisitions and $35.5 million is attributable to new assets placed in service. This increase was partially offset by a decrease of $2.0 million in depreciation and amortization expenses related to Midstream Holdings due to the change in depreciation methodology from the units-of-production method to the straight-line method.

Impairments. Impairment expenses were $799.2 million for the nine months ended September 30, 2015. During September 2015, we recognized an impairment of goodwill of $576.1 million related to the Partnership's Louisiana segment and an impairment on intangible assets in the Partnership's Crude and Condensate segment of $223.1 million. For more information, see "Critical Accounting Policies-Impairment of Goodwill" below.

Gain on Litigation Settlement. The Partnership recognized a gain on the settlement of a lawsuit of $6.1 million for the nine months ended September 30, 2014 due to a partial settlement of its claims against Texas Brine and its insurers. Additional claims related to this matter remain outstanding.

Interest Expense. Interest expense was $72.1 million for the nine months ended September 30, 2015 as compared to $33.1 million for the nine months ended September 30, 2014, an increase of $39.0 million, or 117.8%. Of the increase in interest expense, $16.2 million is attributable to the number of days debt was outstanding in 2015 compared to 2014 because Midstream Holdings did not have any borrowings prior to March 7, 2014. Interest expense for the nine months ended September 30, 2015 includes interest expense for 273 days as compared to 208 days for the nine months ended September 30, 2014 (days from March 7, 2014 through September 30, 2014). Further, average debt outstanding increased in 2015 as compared to 2014, which increased interest expense $28.9 million but was partially offset by $4.3 million due to a decrease in average interest rates primarily related to the Partnership credit facility. This increase was partially offset by an increase due to a gain on the settlement of interest rate swaps of $3.6 million and an increase in non-cash interest income of $2.0 million attributable to the valuation of our mandatory redeemable non-controlling interest. Net interest expense consists of the following (in millions):

	Nine Months Ended September 30,
	2015	2014
Senior notes	$75.9	$37.5
Partnership credit facility	5.8	3.1
Credit facility	0.4	1.9
Capitalized interest	(5.6)	(9.9)
Amortization of debt issue cost, discount and premium	0.2	(0.8)
Cash settlements on interest rate swaps	(3.6)	—
Mandatory redeemable non-controlling interest	(2.0)	—
Other	1.0	1.3
Total	$72.1	$33.1

Income Tax Expense. Income tax expense was $21.1 million for the nine months ended September 30, 2015 as compared to income tax expense of $59.5 million for the nine months ended September 30, 2014, a decrease of $38.4 million. The decrease in income tax expense is primarily attributable to a decrease in taxable income between periods. Although we realized a loss from continuing operations before income taxes during the three months ended September 30, 2015, we did not realize a tax benefit associated with this loss because substantially all of the loss was the result of a goodwill impairment which is treated as a permanent difference for tax. See Note 7 to the condensed consolidated financial statements titled “Income Taxes” for further details.

Net Income (Loss) Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest was $526.1 million for the nine months ended September 30, 2015 as compared to net income of $80.5 million for the nine months ended September 30, 2014, a decrease of $606.6 million. Net income attributable to non-controlling interests decreased due to lower net income in 2015 at the Partnership offset by higher incentive right distributions received.

Critical Accounting Policies

Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Impairment of Long-Lived Assets. In accordance with FASB ASC 360-10-05, the Partnership evaluates long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

When determining whether impairment of one of our long-lived assets has occurred, the Partnership must estimate the undiscounted cash flows attributable to the asset. The Partnership's estimate of cash flows is based on assumptions regarding the purchase and resale margins on natural gas, NGLs and crude oil, volume of gas, NGLs and crude oil available to the asset, markets available to the asset, operating expenses, and future natural gas, NGL product and crude oil prices. The amount of availability of gas, NGLs and crude oil to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas and crude oil prices. Projections of gas, NGL and crude oil volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

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

In the third quarter of 2015, the Partnership reviewed its various assets groups for impairment due to the triggering events described in the goodwill impairment analysis below. The undiscounted cash flows related to one of the Partnership's assets groups in the Crude and Condensate segment were not in excess of its related carrying value. The Partnership estimated the fair value of this reporting unit and determined the fair of the intangible assets was not in excess of their carrying value. This resulted in a $223.1 million impairment of intangible assets in the Partnership's Crude and Condensate segment. The non-cash impairment charge is included in the impairment expense line item of the Condensed Consolidated Statement of Operations. The Partnership utilized Level 3 fair value measurements in its impairment analysis of this definite-lived intangible asset, which included discounted cash flow assumptions by management consistent with those utilized in its goodwill impairment analysis.

Impairment of Goodwill. The Partnership conducts its annual goodwill impairment test in the fourth quarter each year. During the three months ended September 30, 2015, the Partnership recognized a partial goodwill impairment of $576.1 million. Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The Partnership evaluates goodwill for impairment annually as of October 31st, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Partnership first assesses qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The Partnership may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. During September 2015, the Partnership determined that sustained weakness in the overall energy sector driven by low commodity prices together with a decline in its unit price caused a change in circumstances warranting an interim impairment test.

The Partnership performs its goodwill assessment at the reporting unit level. The Partnership uses a discounted cash flow analysis to perform the assessment. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, and estimated future cash flows, including volume forecasts and estimated operating and general and administrative costs. In estimating cash flows, the Partnership incorporates current and historical market information, among other factors.

Using the fair value approaches described above, in step one of the goodwill impairment test, the Partnership determined that the estimated fair value of its Louisiana reporting unit was less than its carrying amount, primarily due to changes in assumptions related to commodity prices and discount rates. The second step of the goodwill impairment test measures the amount of impairment loss and involves allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Through the analysis, a goodwill impairment loss for the Partnership's Louisiana reporting unit in the amount of $576.1 million was recognized for the three months ended September 30, 2015, which is included in impairment expense in the Condensed Consolidated Statements of Operations.

The Partnership concluded that the fair value of goodwill of the Partnership's Texas and Oklahoma reporting units substantially exceeded their carrying value, and the entire amount of goodwill disclosed on the Condensed Consolidated Balance Sheet associated with these remaining reporting units is recoverable. However, the fair value of the Partnership's Louisiana and Crude and Condensate reporting units is not substantially in excess of its carrying value. The fair value of the Partnership's Crude and Condensate reporting unit exceeded its carrying value by approximately 14.7 percent, and the fair value of the Partnership's Louisiana reporting units approximates its carrying value after considering the impairment above. As of September 30, 2015, the

Partnership had $142.1 million and $210.7 million of goodwill allocated to the Crude and Condensate and Louisiana reporting units, respectively.

The Partnership's impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with the Partnership's assumptions and estimates, or its assumptions and estimates change due to new information, the Partnership may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. A continuing prolonged period of lower commodity prices may adversely affect the Partnership's estimates of future operating results, which could result in future goodwill impairment charges for other reporting units due to the potential impact on the cash flows of its operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $491.6 million for the nine months ended September 30, 2015 compared to $360.0 million for the nine months ended September 30, 2014. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Operating cash flows before working capital	$456.6	$427.7
Changes in working capital	$35.0	$(67.7)

The primary reason for the increase in operating cash flows before working capital of $28.9 million from 2014 to 2015 relates to an increase in gross operating margin from the acquired legacy Partnership, Coronado, VEX, LPC, E2 and Gulf Coast assets. Gross operating margin also increased due to start up operations of organic growth projects. The change in working capital for 2015 related to fluctuations in trade receivable and payable balances is due to timing of collection and payments and changes in inventory balances due to normal operating fluctuations. Further, prior to March 7, 2014, all cash receipts for the Predecessor were deposited into Devon’s bank accounts, and all cash disbursements were made from these accounts. Cash transactions handled by Devon were reflected in intercompany advances between Devon and the Predecessor, all of which were settled through an adjustment to equity and reflected in cash flows from financing activities. Subsequent to March 7, 2014, Midstream Holdings handles all of its cash transactions and the changes in working capital are reflected in our cash flows from operating activities.

Cash Flows from Investing Activities. Net cash used in investing activities was $774.3 million for the nine months ended September 30, 2015 and $688.6 million for the nine months ended September 30, 2014. Our primary investing cash flows were acquisition costs and capital expenditures, net of accrued amounts, as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Growth capital expenditures	$414.4	$516.7
Maintenance capital expenditures	35.9	23.4
Acquisition of businesses	330.6	126.9
Deposit for acquisition	—	23.5
Proceeds from sale of property	(0.4)	—
Investment in equity investment company	8.1	5.7
Distribution from equity investment company in excess of earnings	(14.3)	(7.6)
Total	$774.3	$688.6

Growth capital expenditures decreased $102.3 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The decrease is primarily attributable to a decrease in capital expenditures of $164.0 million related to the Partnership's Cajun Sibon expansion project, which went into service in during the fourth quarter of 2014. This decrease is offset by an increase in capital expenditures of $46.7 million related to the Partnership's E2 and ORV assets.

Maintenance capital expenditures increased $12.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase is primarily attributable to compressor overhauls and repairs in the Partnership's Texas and Oklahoma segments.

Acquisition of businesses during the first nine months of 2015 included the LPC and Coronado acquisitions. Acquisition of businesses during the first nine months of 2014 included the VEX Interests. See Note 3 - Acquisitions in the Notes to Condensed Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Cash Flows from Financing Activities. Net cash provided by financing activities was $296.8 million and $368.1 million for the nine months ended September 30, 2015 and 2014, respectively. All Predecessor financing activities from January 1, 2014 through March 6, 2014 totaling $27.2 million are reflected in distributions to Predecessor on the statement of cash flows. Our primary financing activities excluding the period prior to March 7, 2014 consist of the following (in millions):

	Nine Months Ended September 30,
	2015	2014
Net repayments on Partnership's credit facility	$(62.1)	$(6.0)
Net borrowings on Company's credit facility	—	5.3
Senior unsecured notes borrowings	893.3	1,190.0
Redemption of 2018 Notes	—	(760.3)
Partial redemption of 2022 Notes	—	(36.4)
Net borrowings on E2 credit facility	—	12.5
Net repayments under capital lease obligations	(2.5)	(1.8)
Debt financing costs	(9.5)	(7.5)
Proceeds from issuance of Partnership common units	12.9	71.9
Distributions to unitholders and Devon also represent a primary use of cash in financing activities. Total cash distributions made during the nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Distributions to members	$120.6	$51.0
Distribution to non-controlling partners	266.8	124.2
Distributions to Devon for net assets acquired	171.0	—

The Partnership received contributions from Devon of $28.8 million for the nine months ended September 30, 2015 of which $2.2 million related to the reimbursement of employee costs and $26.6 million relates to funding of capital expenditures for the VEX assets.

In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our credit facility. We borrow money under our credit facility to fund checks as they are presented. Change in drafts payable for the nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Nine Months Ended September 30,
	2015	2014
Decrease in drafts payable	$(12.6)	$(2.6)

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

During the nine months ended September 30, 2015, growth capital expenditures were $414.4 million, which were funded by internally generated cash flow and borrowings under the Partnership's credit facility. The Partnership's remaining current growth capital spending projection for 2015 is approximately $100.0 million to $150.0 million, mainly related to its Ripdtide plant and Coronado growth. The Partnership expects to fund the growth capital expenditures and the Delaware Basin System acquisition from the proceeds of borrowing under its credit facility and from other debt and equity sources.

The Partnership expects to fund its 2015 maintenance capital expenditures of approximately $5.2 million from operating cash flows. In 2015, it is possible that not all of the planned projects will be commenced or completed. The Partnership's ability to pay distributions to its unitholders and our ability to pay distributions to our unitholders, and the Partnership's ability to fund planned capital expenditures and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond its control.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of September 30, 2015.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of September 30, 2015 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations	$2,662.5	$—	$—	$—	$—	$400.0	$2,262.5
Partnership credit facility	175.0	—	—	—	—	—	175.0
Other debt	0.2	—	0.1	0.1	—	—	—
Interest payable on fixed long-term debt obligations	1,905.0	61.7	120.0	120.0	120.0	114.6	1,368.7
Capital lease obligations	19.6	1.3	4.9	6.9	2.9	1.6	2.0
Operating lease obligations	113.9	2.3	10.8	7.5	12.4	9.5	71.4
Purchase obligations	50.5	50.5	—	—	—	—	—
Delivery contract obligation	67.2	4.5	17.9	17.9	17.9	9.0	—
Pipeline capacity and deficiency agreements (1)	27.4	1.7	8.1	7.0	7.3	3.3	—
Inactive easement commitment (2)	7.0	—	1.0	1.0	1.0	1.0	3.0
Uncertain tax position obligations	1.5	—	0.5	0.6	0.3	0.1	—
Total contractual obligations	$5,029.8	$122.0	$163.3	$161.0	$161.8	$539.1	$3,882.6
__________________________________________________

(1)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(2)	Amounts related to inactive easements paid as utilized by the Partnership with balance due at end of 10 years if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time. However, given the same borrowing amount and rates in effect at September 30, 2015, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $2.6 million per year or approximately $0.6 million for the remainder of 2015.

Indebtedness

As of September 30, 2015 and December 31, 2014, long-term debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Partnership credit facility (due 2020), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at September 30, 2015 and December 31, 2014 was 1.5% and 1.9% respectively	$175.0	$237.0
Company credit facility (due 2019)	—	—
The Partnership's senior unsecured notes (due 2019), net of discount of $0.4 million at September 30, 2015 and $0.5 million at December 31, 2014, which bear interest at the rate of 2.70%	399.6	399.5
The Partnership's senior unsecured notes (due 2022), including a premium of $19.7 million at September 30, 2015 and $21.9 million at December 31, 2014, which bear interest at the rate of 7.125%	182.2	184.4
The Partnership's senior unsecured notes (due 2024), net of premium of $2.9 million at September 30, 2015 and $3.2 million at December 31, 2014, which bear interest at the rate of 4.40%	552.9	553.2
Partnership's Senior unsecured notes (due 2025), net of discount of $1.2 million at September 30, 2015, which bear interest at the rate of 4.15%	748.8	—
The Partnership's senior unsecured notes (due 2044), net of discount of $0.3 million at September 30, 2015 and December 31, 2014, which bear interest at the rate of 5.60%	349.7	349.7
The Partnership's senior unsecured notes (due 2045), net of discount of $6.9 million at September 30, 2015 and $1.7 million at December 31, 2014, which bear interest at the rate of 5.05%	443.1	298.3
Other debt	0.2	0.4
Debt classified as long-term	$2,851.5	$2,022.5

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

As of September 30, 2015 there were no borrowings under the credit facility, leaving $250.0 million available for future borrowing based on the borrowing capacity of $250.0 million.

Partnership Credit Facility.  As of September 30, 2015, there were $2.8 million in outstanding letters of credit and $175.0 million of outstanding borrowings under the Partnership’s credit facility, leaving approximately $1.3 billion available for future borrowing based on the borrowing capacity of $1.5 billion. The credit facility will mature on March 6, 2020, unless we request, and the requisite lenders agree, to extend it pursuant to its terms.

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

Recent Accounting Pronouncements

 In September 2015 the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, ASU 2015-16 is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted. The update is effective for us beginning on January 1, 2016.

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

Subject to these evaluations, we have reviewed all recently issued accounting pronouncements that became effective during the nine months ended September 30, 2015, and have determined that none would have a material impact on our Condensed Consolidated Financial Statements.

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

Commodity Price Risk

We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under three main types of contractual arrangements as summarized below. Approximately 87% of our processing margins are from fixed-fee based contracts for the nine months ended September 30, 2015. During March 2015 the Partnership acquired processing plants from Coronado which generate gross operating margins based on percent of proceeds contracts.

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

4.                   Fixed-fee based contracts: Under these contracts we have no direct commodity price exposure and are paid a fixed fee per unit of volume that is processed.

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

The following table sets forth certain information related to derivative instruments outstanding at September 30, 2015 mitigating the risks associated with the gas processing and fractionation components of the Partnership's business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by OPIS. The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability)
						(in millions)
October 2015 - December 2016	Ethane	817	(MBbls)	$0.2780/gal	Index	$(2.6)
October 2015 - December 2016	Propane	908	(MBbls)	Index	$0.8762/gal	15.5
October 2015 - September 2016	Normal Butane	74	(MBbls)	Index	$0.6259/gal	0.2
October 2015 - September 2016	Natural Gasoline	63	(MBbls)	Index	$1.3026/gal	0.9
October 2015 - September 2016	Natural Gas	2,497	(MMBtu/d)	$3.13/MMbtu*	Index	0.4
October 2015	Condensate	0.1	(MBbls)	$43.07/bbl	Index	0.1
						$14.5
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

As of September 30, 2015, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $14.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $2.2 million in the net fair value of these contracts as of September 30, 2015.

Interest Rate Risk

The Company had no outstanding borrowings on its variable rate credit facility as of September 30, 2015.

The Partnership is exposed to interest rate risk on its variable rate credit facility. At September 30, 2015, the Partnership's credit facility had $175.0 million in outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $1.8 million for the year. The Partnership is not exposed to changes in interest rates with respect to its senior unsecured notes due in 2019, 2022, 2024, 2025, 2044, or 2045 as these are fixed-rate obligations. The estimated fair value of the Partnership's senior unsecured notes was approximately $2,488.0 million as of September 30, 2015, based on market prices of similar debt at September 30, 2015. Market risk is estimated as the potential decrease in fair value of the Partnership's long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $218.4 million decrease in fair value of the Partnership's senior unsecured notes at September 30, 2015.

 Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls

Table of Contents

and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2015), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statements of Changes in Members’ Equity for the nine months ended September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (v) the Notes to Condensed Consolidated Financial Statements.

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

November 4, 2015