Form 10-Q
period 2016-03-31
EnLink Midstream, LLC
filed 2016-05-04
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2016

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

As of April 22, 2016, the Registrant had 180,033,569 common units outstanding.

ENLINK MIDSTREAM, LLC
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
	(In millions, except unit data)
ASSETS
Current assets:
Cash and cash equivalents	$5.8	$18.0
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.3, respectively	40.0	37.5
Accrued revenue and other	261.3	268.8
Related party	88.3	110.8
Fair value of derivative assets	10.5	16.8
Natural gas and NGLs inventory, prepaid expenses and other	33.6	41.8
Total current assets	439.5	493.7
Property and equipment, net of accumulated depreciation of $1,847.3 and $1,757.6, respectively	6,117.0	5,666.8
Intangible assets, net of accumulated amortization of $82.1 and $54.6, respectively	1,696.7	689.9
Goodwill	1,540.6	2,413.9
Investment in unconsolidated affiliates	269.8	274.3
Other assets, net	2.7	2.7
Total assets	$10,066.3	$9,541.3

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$35.7	$33.2
Accounts payable to related party	22.8	14.8
Accrued gas, NGLs, condensate and crude oil purchases	202.9	206.7
Fair value of derivative liabilities	3.2	2.9
Installment payable, net of discount of $21.0	229.0	—
Other current liabilities	187.2	174.8
Total current liabilities	680.8	432.4
Long-term debt	3,204.2	3,066.0
Fair value of derivative liabilities	—	0.1
Asset retirement obligation	13.1	12.9
Other long-term liabilities	59.5	65.9
Installment payable, net of discount of $45.7	204.3	—
Deferred tax liability	537.7	532.1

Redeemable non-controlling interest	6.8	7.0

Members’ equity:
Members' equity (180,033,569 and 164,242,160 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	2,010.5	2,285.7
Non-controlling interest	3,349.4	3,139.2
Total members' equity	5,359.9	5,424.9
Commitment and Contingencies (Note 15)
Total liabilities and members’ equity	$10,066.3	$9,541.3

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC
 Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In millions, except per unit amounts)
Revenues:
Product sales	$588.5	$670.7
Product sales - affiliates	24.5	16.2
Midstream services	114.5	102.4
Midstream services - affiliates	162.6	151.0
Gain (loss) on derivative activity	(0.4)	0.2
Total revenues	889.7	940.5
Operating costs and expenses:
Cost of sales (1)	586.2	657.4
Operating expenses (2)	98.2	98.4
General and administrative	35.1	42.9
Gain on disposition of assets	(0.2)	—
Depreciation and amortization	121.9	91.3
Impairments	873.3	—
Total operating costs and expenses	1,714.5	890.0
Operating income (loss)	(824.8)	50.5
Other income (expense):
Interest expense, net of interest income	(44.0)	(19.1)
Income (loss) from unconsolidated affiliates	(2.4)	3.7
Other income	0.1	0.5
Total other expense	(46.3)	(14.9)
Income (loss) before non-controlling interest and income taxes	(871.1)	35.6
Income tax provision	(0.2)	(10.6)
Net income (loss)	(871.3)	25.0
Net income (loss) attributable to the non-controlling interest	(413.7)	8.0
Net income (loss) attributable to EnLink Midstream, LLC	$(457.6)	$17.0
Devon investment interest in net income	$—	$0.7
EnLink Midstream, LLC interest in net income (loss)	$(457.6)	$16.3
Net income (loss) attributable to EnLink Midstream, LLC per unit:
Basic common unit	$(2.56)	$0.10
Diluted common unit	$(2.56)	$0.10
(1) Includes $42.6 million and $7.9 million for the three months ended March 31, 2016 and 2015, respectively, of affiliate purchased gas, NGLs, condensate and crude oil.
(2) Includes $0.1 million for the three months ended March 31, 2016 of affiliate operating expenses.

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statement of Changes in Members’ Equity
Three Months Ended March 31, 2016

	Common Units		Non-Controlling Interest		Redeemable Non-controlling Interest (Temporary Equity)
	$	Units	$	Total	$
	(Unaudited)
	(In millions)
Balance, December 31, 2015	$2,285.7	164.2	$3,139.2	$5,424.9	$7.0
Unit-based compensation	4.0	—	4.0	8.0	—
Issuance of common units by the Partnership	—	—	2.1	2.1	—
Issuance of preferred units by the Partnership	—	—	724.5	724.5	—
Issuance of common units	215.1	15.6	—	215.1	—
Conversion of restricted units for common, net of units withheld for taxes	(1.1)	0.2	—	(1.1)	—
Non-controlling partner's impact of conversion of restricted units	—	—	(1.1)	(1.1)	—
Change in equity due to issuance of units by the Partnership	10.7	—	(17.1)	(6.4)	—
Non-controlling interest distributions	—	—	(92.9)	(92.9)	—
Non-controlling interest contribution	—	—	3.0	3.0	—
Distributions to members	(46.3)	—	—	(46.3)	—
Distributions to redeemable non-controlling interest	—	—	—	—	(0.2)
Contributions from Devon to the Partnership	—	—	1.4	1.4	—
Net loss	(457.6)	—	(413.7)	(871.3)	—
Balance, March 31, 2016	$2,010.5	180.0	$3,349.4	$5,359.9	$6.8

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In millions)
Cash flows from operating activities:
Net income (loss)	$(871.3)	$25.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	873.3	—
Depreciation and amortization	121.9	91.3
Accretion expense	0.1	0.1
Gain on disposition of assets	(0.2)	—
Deferred tax (benefit) expense	(0.8)	5.4
Non-cash unit-based compensation	8.0	13.9
(Gain) loss on derivatives recognized in net income (loss)	0.4	(0.2)
Cash settlements on derivatives	5.6	3.9
Amortization of debt issue costs	0.9	0.7
Amortization of net (premium) discount on notes	11.7	(0.8)
Redeemable non-controlling interest expense	0.2	(2.6)
Distribution of earnings from unconsolidated affiliates	—	2.7
(Income) loss from unconsolidated affiliates	2.4	(3.7)
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, accrued revenue and other	32.0	122.4
Natural gas and NGLs inventory, prepaid expenses and other	22.4	(16.1)
Accounts payable, accrued gas and crude oil purchases and other accrued liabilities	(12.2)	(71.3)
Net cash provided by operating activities	194.4	170.7
Cash flows from investing activities, net of assets acquired and liabilities assumed:
Additions to property and equipment	(135.4)	(161.1)
Acquisition of business, net of cash acquired	(796.8)	(312.0)
Proceeds from sale of property	0.2	—
Investment in unconsolidated affiliates	(7.1)	—
Distribution from unconsolidated affiliates in excess of earnings	6.2	4.1
Net cash used in investing activities	(932.9)	(469.0)
Cash flows from financing activities:
Proceeds from borrowings	397.3	959.1
Payments on borrowings	(259.0)	(487.1)
Payments on capital lease obligations	(1.1)	(1.0)
Decrease in drafts payable	—	(12.7)
Debt financing costs	(0.3)	(1.8)
Conversion of restricted units, net of units withheld for taxes	(1.1)	(2.7)
Conversion of Partnership's restricted units, net of units withheld for taxes	(1.1)	(2.4)
Proceeds from issuance of Partnership's common units	2.1	2.2
Distributions to non-controlling partners	(93.1)	(85.8)
Distribution to Members	(46.3)	(38.8)
Contributions from Devon	1.4	7.9
Proceeds from issuance of Partnership preferred units	724.5	—
Contributions by non-controlling interest	3.0	2.8
Net cash provided by financing activities	726.3	339.7
Net increase (decrease) in cash and cash equivalents	(12.2)	41.4
Cash and cash equivalents, beginning of period	18.0	68.4
Cash and cash equivalents, end of period	$5.8	$109.8
Cash paid for interest	$3.5	$2.3
Cash paid (refund) for income taxes	$(6.6)	$3.5

See accompanying notes to condensed consolidated financial statements.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements
March 31, 2016
(Unaudited)
(1) General
In this report, the terms “Company” or “Registrant” as well as the terms “ENLC,” “our,” “we,” and “us,” or like terms, are sometimes used as references to EnLink Midstream, LLC and its consolidated subsidiaries. References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including EnLink Midstream Operating, LP and EnLink TOM Holdings, LP and its consolidated subsidiaries (collectively, “TOM”). TOM is sometimes used to refer to EnLink TOM Holdings, LP itself or EnLink TOM Holdings, LP together with its consolidated subsidiaries.
(a)Organization of Business
EnLink Midstream, LLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.”
Our assets consist of equity interests in the Partnership and TOM. The Partnership is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. TOM is a partnership held by us and the Partnership and is engaged in the gathering and processing of natural gas. As of March 31, 2016, our interests in the Partnership and TOM consist of the following:

•	88,528,451 common units representing an aggregate 23.0% limited partner interest in the Partnership;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership (the “General Partner”), which owns a 0.4% general partner interest and all of the incentive distribution rights in the Partnership; and

•	16% limited partner interest in TOM.
(b) Nature of Business
The Partnership primarily focuses on providing midstream energy services, including gathering, transmission, processing, fractionation, brine services and marketing to producers of natural gas, natural gas liquids (“NGLs”), crude oil and condensate. The Partnership connects the wells of natural gas producers in its market areas to its gathering systems, processes natural gas to remove NGLs, fractionates NGLs into purity products and markets those products for a fee, transports natural gas and ultimately provides natural gas to a variety of markets. The Partnership purchases natural gas from natural gas producers and other supply sources and sells that natural gas to utilities, industrial consumers, other marketers and pipelines. The Partnership operates processing plants that process gas transported to the plants by major interstate pipelines or from its own gathering systems under a variety of fee-based arrangements. The Partnership provides a variety of crude oil and condensate services, which include crude oil and condensate gathering and transmission via pipelines, barges, rail and trucks, condensate stabilization and brine disposal. The Partnership also has crude oil and condensate terminal facilities that provide access for crude oil and condensate producers to premium markets. The Partnership's gas gathering systems consist of networks of pipelines that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission. The Partnership's transmission pipelines primarily receive natural gas from its gathering systems and from third party gathering and transmission systems and deliver natural gas to industrial end-users, utilities and other pipelines. The Partnership also has transmission lines that transport NGLs from east Texas and from our south Louisiana processing plants to its fractionators in south Louisiana. The Partnership's crude oil and condensate gathering and transmission systems consist of trucking facilities, pipelines, rail and barge facilities that, in exchange for a fee, transport oil from a producer site to an end user. The Partnership's processing plants remove NGLs and CO2 from a natural gas stream and its fractionators separate the NGLs into separate NGL products, including ethane, propane, iso-butane, normal butane and natural gasoline.
(c) Consolidation of the Partnership
In January 2016, we adopted Accounting Standards Updates (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated.  Due to ENLC’s ownership of the General Partner, the Partnership is considered a variable interest entity as the limited partners lack the ability to exercise kick-out rights over the General Partner and do not have substantive participating rights. Further, ENLC, including the consideration of the Incentive Distribution Rights, is considered the primary beneficiary as it has the power to direct the activities that most significantly impact the Partnership’s economic performance. The adoption of this standard has no impact on our consolidated financial statements as we will continue to consolidate the Partnership.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Significant Accounting Policies
(a) Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. All significant intercompany balances and transactions have been eliminated in consolidation.
During the first half of 2015, the Partnership acquired assets from Devon through drop down transactions. Due to our control of the Partnership through our ownership and control of the General Partner and Devon's control of us through its ownership of our managing member, the acquisition from Devon was considered a transfer of net assets between entities under common control. As such, the Company was required to recast its historical financial statements to include the activities of such assets from the date that these entities were under common control. The condensed consolidated financial statements for periods prior to the Partnership’s acquisition of the assets from Devon have been prepared from Devon's historical cost-basis accounts for the acquired assets and may not necessarily be indicative of the actual results of operations that would have occurred if the Partnership had owned the acquired assets during the periods reported. Net income attributable to the assets acquired from Devon for periods prior to the Partnership’s acquisition is allocated to “Devon investment interest in net income” on the Company's Condensed Consolidated Statements of Operations.
(b) Recent Accounting Pronouncements
In January 2016, we adopted ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and requires retrospective application.  The application of this new accounting guidance resulted in the reclassification of $23.8 million of debt issuance costs from “Other Assets, Net” to “Long-term debt” in our accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.
In January 2016, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes on a prospective basis. This new standard required that deferred tax assets and liabilities be classified as noncurrent in our Condensed Consolidated Balance Sheet as of March 31, 2016.
In January 2016, we adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (“ASU 2016-09”). First, the new standard will require all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement, and is required to be applied prospectively. Second, the new standard also allows entities to withhold taxes of an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award, and is required to be adopted using a modified retrospective approach. Third, under the ASU, forfeitures can be estimated, as currently required, or recognized when they occur. If elected, the change to recognize forfeitures when they occur must be adopted using a modified retrospective approach. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (“ASU 2016-08”). The new standard retained the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer, and revised and clarified the indicators to evaluate when making this determination. ASU 2016-08 has the same effective date and transition requirements as the new revenue standard, which is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early application is permitted for annual reporting periods beginning after December 15, 2016. The update will have no impact on our condensed consolidated financial statements or related disclosures.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Investors should add the cost of acquiring the

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

additional interest in the investee (if any) to the current basis of their previously held interest. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. We do not expect this standard to impact our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) - Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance is replaced with a new model applicable to both lessees and lessors. Additional revisions have been made to embedded leases, reassessment requirements, and lease term assessments including variable lease payment, discount rate, and lease incentives. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those annual periods. Early adoption is permitted, and is required to be adopted using a modified retrospective transition. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Under this new standard, the FASB issued new guidance related to accounting for unconsolidated affiliate investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017 including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will replace existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the Partnership's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the pronouncement will have on our condensed consolidated financial statements and related disclosures.
(3) Acquisitions
Matador Acquisition
On October 1, 2015, the Partnership acquired 100% of the voting equity interests in a subsidiary of Matador Resources Company (“Matador”), which has gathering and processing assets operations in the Delaware Basin, for approximately $141.3 million. The transaction was accounted for using the acquisition method.
The following table presents the fair value of the identified assets received and liabilities assumed at the acquisition date. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to change.

Purchase Price Allocation (in millions):
Assets acquired:
Current assets	$1.1
Property, plant and equipment	36.2
Intangibles	98.8
Goodwill	9.1
Liabilities assumed:
Current liabilities	(3.9)
Total identifiable net assets	$141.3

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Partnership recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer life of approximately 15 years. Goodwill recognized from the acquisition primarily relates to the value created from additional growth opportunities and greater operating leverage in the Permian Basin. All such goodwill is allocated to the Partnership's Texas segment and is non-deductible for tax purposes.
Deadwood Acquisition
Prior to November 2015, the Partnership co-owned the Deadwood natural gas processing plant with a subsidiary of Apache Corporation (“Apache”). On November 16, 2015, the Partnership acquired Apache's 50% ownership interest in the Deadwood natural gas processing facility for approximately $40.1 million, all of which is considered property, plant and equipment. The final working capital settlement was approximately $1.5 million. The transaction was accounted for using the acquisition method.
Tall Oak Acquisition
On January 7, 2016, the Partnership and ENLC acquired an 84% and 16% interest, respectively, in TOM for approximately $1.4 billion. The first installment of $1.02 billion for the acquisition was paid at closing. The final installment of $500.0 million is due by the Partnership no later than the first anniversary of the closing date with the option to defer $250.0 million of the final installment up to 24 months following the closing date. The Partnership's installment payables are valued net of discount within the total purchase price.
The first installment consisted of approximately $1.02 billion and was funded by (a) approximately $783.9 million in cash paid by the Partnership, the majority of which was derived from the proceeds from the issuance of Preferred Units, and (b) 15,564,009 common units representing limited liability company interests in ENLC issued directly by ENLC and approximately $22.0 million in cash paid by us. The transaction was accounted for using the acquisition method.
The following table presents the consideration we paid and the fair value of the identified assets received and liabilities assumed at the acquisition date. The purchase price allocation has been prepared on a preliminary basis pending receipt of a final valuation report and is subject to change.

Consideration (in millions):
Cash	$805.9
Issuance of common units	215.1
The Partnership's total installment payable, net of discount of $79.1 million assuming payments are made on January 7, 2017 and 2018	420.9
Total consideration	$1,441.9

Purchase Price Allocation (in millions):
Assets acquired:
Current assets (including $6.8 million in cash)	$20.2
Property, plant and equipment	423.2
Intangibles	1,034.3
Liabilities assumed:
Current liabilities	(35.8)
Total identifiable net assets	$1,441.9
We recognized intangible assets related to customer relationships. The acquired intangible assets will be amortized on a straight-line basis over the estimated customer life of approximately 15 years.
We incurred $4.3 million of direct transaction costs for the three months ended March 31, 2016. These costs are included in general and administrative costs in the accompanying Condensed Consolidated Statements of Operations.
For the period from January 7, 2016 to March 31, 2016, we recognized $27.3 million of revenues and $14.2 million of net loss related to the assets acquired.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Pro Forma Information
The following unaudited pro forma condensed financial information for the three months ended March 31, 2015 gives effect to the January 2015 LPC acquisition, March 2015 Coronado acquisition, October 2015 Matador acquisition, November 2015 Deadwood acquisition and January 2016 Tall Oak acquisition as if they had occurred on January 1, 2015. The unaudited pro forma condensed financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results. Pro forma financial information associated with the acquisitions is reflected below.

Three Months Ended March 31,
2015
(in millions)
Pro forma total revenues	$1,067.6
Pro forma net income	$3.8
Pro forma net income attributable to EnLink Midstream, LLC	$10.6
Pro forma net income per common unit:
Basic	$0.06
Diluted	$0.06
(4) Goodwill and Intangible Assets
Goodwill
Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually as of October 31, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value of goodwill to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. During February 2016, we determined that continued further weakness in the overall energy sector driven by low commodity prices together with a further decline in our unit price and the Partnership's unit price subsequent to year-end caused a change in circumstances warranting an interim impairment test. Based on these triggering events, we performed a goodwill impairment analysis on all reporting units.
We and the Partnership perform our goodwill assessments at the reporting unit level for all reporting units. The Partnership uses a discounted cash flow analysis to perform the assessments for the Texas and Crude and Condensate reporting units. We use a market approach to perform the assessment for our Corporate reporting unit. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, control premium and estimated future cash flows including volume and price forecasts and estimated operating and general and administrative costs. In estimating cash flows, the Partnership incorporates current and historical market and financial information, among other factors.
Using the fair value approaches described above, in step one of the goodwill impairment test, we and the Partnership determined that the estimated fair values of the Partnership's Texas and Crude and Condensate reporting units and our Corporate reporting unit were less than their respective carrying amounts. At the Partnership's Texas and Crude and Condensate reporting units, this is primarily related to increases in the discount rate subsequent to year-end. For our Corporate reporting unit, this is primarily due to a further decline in our unit price subsequent to year-end. The second step of the goodwill impairment test at the Partnership measures the amount of impairment loss and involves allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Through the analysis, a goodwill impairment loss for the Texas, Crude and Condensate, and Corporate reporting units in the amount of $873.3 million was recognized for the three months ended March 31, 2016, which is included in impairment expense in the Condensed Consolidated Statements of Operations.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

We and the Partnership concluded that the fair value of goodwill of the Oklahoma reporting unit exceeded its carrying value, and the entire amount of goodwill disclosed on the Condensed Consolidated Balance Sheet associated with this remaining reporting unit is recoverable. Therefore, no other goodwill impairment was identified or recorded for this reporting unit as a result of our goodwill impairment analysis.
Our and the Partnership's respective impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with our and the Partnership's assumptions and estimates, or assumptions and estimates change due to new information, we and the Partnership may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. The estimated fair values of our Corporate reporting unit and the Partnership's Texas reporting unit may be impacted in the future by a further decline in our unit price or the Partnership's unit price or a continuing prolonged period of lower commodity prices which may adversely affect the Partnership's estimate of future cash flows all of which could result in future goodwill impairment charges.
The table below provides a summary of our change in carrying amount of goodwill, by assigned reporting unit (in millions):

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Three Months Ended March 31, 2016
Balance, beginning of period	$703.5	$—	$190.3	$93.2	$1,426.9	$2,413.9
Impairment	(473.1)	—	—	(93.2)	(307.0)	(873.3)
Balance, end of period	$230.4	$—	$190.3	$—	$1,119.9	$1,540.6
Intangible Assets
Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years.
The following table represents the Partnership's change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Three Months Ended March 31, 2016
Customer relationships, beginning of period	$744.5	$(54.6)	$689.9
Acquisitions	1,034.3	—	1,034.3
Amortization expense	—	(27.5)	(27.5)
Customer relationships, end of period	$1,778.8	$(82.1)	$1,696.7
The weighted average amortization period for intangible assets is 14 years. Amortization expense for intangibles was approximately $27.5 million and $11.5 million for the three months ended March 31, 2016 and 2015, respectively.
The following table summarizes the Partnership's estimated aggregate amortization expense for the next five years (in millions):

2016 (remaining)	$86.3
2017	115.1
2018	115.1
2019	115.1
2020	115.1
Thereafter	1,150.0
Total	$1,696.7

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(5) Affiliate Transactions
The Partnership engages in various transactions with Devon and other affiliated entities. For the three months ended March 31, 2016 and 2015, Devon was a significant customer to the Partnership. Devon accounted for 21.0% and 17.8% of the Partnership's revenues for the three months ended March 31, 2016 and 2015, respectively. The Partnership had an accounts receivable balance related to transactions with Devon of $88.3 million as of March 31, 2016 and $110.8 million as of December 31, 2015. Additionally, the Partnership had an accounts payable balance related to transactions with Devon of $22.8 million as of March 31, 2016 and $14.8 million as of December 31, 2015. Management believes these transactions are executed on terms that are fair and reasonable and are consistent with terms for transactions with nonaffiliated third parties. The amounts related to affiliate transactions are specified in the accompanying financial statements.
TOM Gathering and Processing Agreement with Devon
In January 2016, in connection with the Tall Oak acquisition, we acquired a Gas Gathering and Processing Agreement with Devon Energy Production Company, L.P. (“DEPC”) pursuant to which TOM provides gathering, treating, compression, dehydration, stabilization, processing and fractionation services, as applicable, for natural gas delivered by DEPC. The agreement has a minimum volume commitment that will remain in place during each calendar quarter for the next five years and a remaining overall term of approximately 13 years. Additionally, the agreement provides TOM with dedication of all of the natural gas owned or controlled by DEPC and produced from or attributable to existing and future wells located on certain oil, natural gas and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by DEPC. DEPC is entitled to firm service, meaning a level of gathering and processing service in which DEPC’s reserved capacity may not be interrupted, except due to force majeure, and may not be displaced by another customer or class of service. TOM will take delivery of as much Devon natural gas as is permitted in accordance with applicable law.
(6) Long-Term Debt
As of March 31, 2016 and December 31, 2015, long-term debt consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Partnership credit facility (due 2020), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2016 and December 31, 2015 was 2.2% and 1.8%, respectively	$543.0	$414.0
Company credit facility (due 2019), interest based on LIBOR plus an applicable margin, interest rate at March 31, 2016 was 4.25%	9.3	—
The Partnership's senior unsecured notes (due 2019), net of discount of $0.4 million at March 31, 2016 and $0.4 million at December 31, 2015, which bear interest at the rate of 2.70%	399.6	399.6
The Partnership's senior unsecured notes (due 2022), including a premium of $18.2 million at March 31, 2016 and $18.9 million at December 31, 2015, which bear interest at the rate of 7.125%	180.7	181.4
The Partnership's senior unsecured notes (due 2024), net of premium of $2.8 million at March 31, 2016 and $2.9 million at December 31, 2015, which bear interest at the rate of 4.40%	552.8	552.9
The Partnership's senior unsecured notes (due 2025), net of discount of $1.2 million at March 31, 2016 and $1.2 million at December 31, 2015, which bear interest at the rate of 4.15%	748.8	748.8
The Partnership's senior unsecured notes (due 2044), net of discount of $0.3 million at March 31, 2016 and $0.2 million at December 31, 2015, which bear interest at the rate of 5.60%	349.7	349.8
The Partnership's senior unsecured notes (due 2045), net of discount of $6.8 million at March 31, 2016 and $6.9 million at December 31, 2015, which bear interest at the rate of 5.05%	443.2	443.1
Debt issuance cost, net of amortization of $6.0 million at March 31, 2016 and $5.1 million at December 31, 2015.	(23.1)	(23.8)
Other debt	0.2	0.2
Debt classified as long-term	$3,204.2	$3,066.0

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Company Credit Facility
The Company has a $250.0 million revolving credit facility, which includes a $125.0 million letter of credit subfacility (the “credit facility”). Our obligations under the credit facility are guaranteed by two of our wholly-owned subsidiaries and secured by first priority liens on (i) 88,528,451 Partnership common units and the 100% membership interest in the General Partner indirectly held by us, (ii) the 100% equity interest in each of our wholly-owned subsidiaries held by us and (iii) any additional equity interests subsequently pledged as collateral under the credit facility.
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
As of March 31, 2016 there was $9.3 million in outstanding borrowings under the credit facility, leaving approximately $240.7 million available for future borrowing based on the borrowing capacity of $250.0 million. The Company expect to be in compliance with all credit facility covenants for at least the next twelve months.
Partnership Credit Facility
The Partnership has a $1.5 billion unsecured revolving credit facility, which includes a $500.0 million letter of credit subfacility (the “Partnership credit facility”) that matures on March 6, 2020. Under the Partnership credit facility, the Partnership is permitted to, (1) subject to certain conditions and the receipt of additional commitments by one or more lenders, increase the aggregate commitments under the Partnership credit facility by an additional amount not to exceed $500 million and, (2) subject to certain conditions and the consent of the requisite lenders, on two separate occasions extend the maturity date of the Partnership credit facility by one year on each occasion. The Partnership credit facility contains certain financial, operational and legal covenants. Among other things, these covenants include maintaining a ratio of consolidated indebtedness to consolidated EBITDA (as defined in the Partnership credit facility, which definition includes projected EBITDA from certain capital expansion projects) of no more than 5.0 to 1.0. If the Partnership consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA may be increased to 5.5 to 1.0 for the quarter of the acquisition and the three following quarters.
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
As of March 31, 2016, there were $10.8 million in outstanding letters of credit and $543.0 million in outstanding borrowings under the Partnership’s credit facility, leaving approximately $946.2 million available for future borrowing based on the borrowing capacity of $1.5 billion.
All other material terms and conditions of the Partnership credit facility are described in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Indebtedness” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Partnership expects to be in compliance with all credit facility covenants for at least the next twelve months.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(7)     Income Taxes
Income taxes included in the condensed consolidated financial statements were as follows for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in millions)
ENLC income tax expense	$0.2	$10.6
Total income tax expense	$0.2	$10.6
The following schedule reconciles total income tax expense and the amount computed by applying the statutory U.S. federal tax rate to income before income taxes:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Tax expense (benefit) at statutory federal rate (35%)	$(160.5)	$9.0
State income taxes expense (benefit), net of federal tax benefit	(14.9)	0.6
Income taxes from partnership	1.0	1.2
Non-deductible expense related to asset impairment	173.9	—
Other	0.7	(0.2)
Total income tax expense	$0.2	$10.6

(8)      Certain Provisions of the Partnership Agreement
(a) Issuance of Common Units
In November 2014, the Partnership entered into an Equity Distribution Agreement (the “BMO EDA”) with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Raymond James & Associates, Inc. and RBC Capital Markets, LLC (collectively, the “Sales Agents”) to sell up to $350.0 million in aggregate gross sales of the Partnership’s common units from time to time through an “at the market” equity offering program. The Partnership may also sell common units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. The Partnership has no obligation to sell any of the common units under the BMO EDA and may at any time suspend solicitation and offers under the BMO EDA. For the three months ended March 31, 2016, the Partnership sold an aggregate of 0.2 million common units under the BMO EDA, generating proceeds of approximately $2.1 million (net of approximately $0.1 million of commissions). The Partnership used the net proceeds for general partnership purposes. As of March 31, 2016, approximately $314.8 million remains available to be issued under the BMO EDA.
(b) Class C Common Units
In March 2015, the Partnership issued 6,704,285 Class C Common Units representing a new class of limited partner interests as partial consideration for the acquisition of Coronado. The Class C Common Units are substantially similar in all respects to the Partnership's common units, except that distributions paid on the Class C Common Units may be paid in cash or in additional Class C Common Units issued in kind, as determined by the General Partner in its sole discretion. The Class C Common Units will automatically convert into common units on a one-for-one basis on May 13, 2016. Distributions on the Class C Common Units for the three months ended December 31, 2015 were paid-in-kind (“PIK”) through the issuance of 209,044 Class C Common Units on February 11, 2016. A distribution on the Class C Common Units of $0.390 per unit was declared for the three months ended March 31, 2016, which will result in the issuance of 233,107 additional Class C Common Units on May 12, 2016.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(c) Preferred Units
In January 2016, the Partnership issued an aggregate of 50,000,000 Series B Cumulative Convertible Preferred Units representing the Partnership's limited partner interests to Enfield Holdings, L.P. (“Enfield”) in a private placement for a cash purchase price of $15.00 per Preferred Unit (the “Issue Price”), resulting in net proceeds of approximately $724.5 million after fees and deductions. Proceeds from the Private Placement were used to partially fund the Partnership's portion of the purchase price payable in connection with the Tall Oak acquisition. Affiliates of the Goldman Sachs Group, Inc. and affiliates of TPG Global, LLC own interests in the general partner of Enfield. The Preferred Units are convertible into the Partnership's common units on a one-for-one basis, subject to certain adjustments, at any time after the record date for the quarter ending June 30, 2017 (a) in full, at the Partnership's option, if the volume weighted average price of a common unit over the 30-trading day period ending two trading days prior to the conversion date (the “Conversion VWAP”) is greater than 150% of the Issue Price or (b) in full or in part, at Enfield’s option. In addition, upon certain events involving a change of control of the General Partner or our managing member, all of the Preferred Units will automatically convert into a number of common units equal to the greater of (i) the number of common units into which the Preferred Units would then convert and (ii) the number of Preferred Units to be converted multiplied by an amount equal to (x) 140% of the Issue Price divided by (y) the Conversion VWAP.
Enfield will receive a quarterly distribution, subject to certain adjustments, equal to (x) during the quarter ending March 31, 2016 through the quarter ending June 30, 2017, an annual rate of 8.5% on the Issue Price payable in-kind in the form of additional Preferred Units and (y) thereafter, at an annual rate of 7.5% on the Issue Price payable in cash (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (A) an annual rate of 1.0% of the Issue Price and (B) an amount equal to (i) the excess, if any, of the distribution that would have been payable had the Preferred Units converted into common units over the Cash Distribution Component, divided by (ii) the Issue Price. A distribution on the Preferred Units was declared for the three months ended March 31, 2016, which will result in the issuance of 992,445 additional Preferred Units distributable on May 12, 2016. Income was allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned. For the three months ended March 31, 2016, $11.8 million of income was allocated to the preferred units.
(d)  Distributions
Unless restricted by the terms of the Partnership credit facility and/or the indentures governing the Partnership’s senior unsecured notes, the Partnership must make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions are made to the General Partner in accordance with its current percentage interest with the remainder to the common unitholders, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. The General Partner is not entitled to its general partner or incentive distributions with respect to the Class C Common Units and Preferred Units issued in kind.
Under the quarterly incentive distribution provisions, generally the Partnership's General Partner is entitled to 13.0% of amounts the Partnership distributes in excess of $0.25 per unit, 23% of the amounts the Partnership distributes in excess of $0.3125 per unit and 48.0% of amounts the Partnership distributes in excess of $0.375 per unit.
A summary of the Partnership's distribution activity relating to the common units for the three months ended March 31, 2016 is provided below:

Declaration period	Distribution/unit	Date paid/payable
Fourth Quarter of 2015	$0.39	February 11, 2016
First Quarter of 2016	$0.39	May 12, 2016

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(e) Allocation of Partnership Income
Net income is allocated to the General Partner in an amount equal to its incentive distributions as described in (d) above. The General Partner's share of net income consists of incentive distributions to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units and the percentage interest of the Partnership’s net income adjusted for ENLC's unit-based compensation specifically allocated to the General Partner. The net income allocated to the General Partner is as follows for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Income allocation for incentive distributions	$13.8	$8.8
Unit-based compensation attributable to ENLC’s restricted units	(4.0)	(7.0)
General Partner share of net income (loss)	(2.4)	0.1
General Partner interest in drop down transactions	—	24.6
General Partner interest in net income	$7.4	$26.5
(9) Earnings per Unit and Dilution Computations
As required under FASB ASC 260-10-45-61A, unvested unit-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities, as defined in FASB ASC 260-10-20, for earnings per unit calculations. Net income (loss) attributable to the VEX Interests acquired from Devon for periods prior to acquisition are not allocated for purposes of calculating net income (loss) per common unit as they were fully assigned to the general partner interest. The following table reflects the computation of basic and diluted earnings per unit for the three months ended March 31, 2016 and 2015 (in millions, except per unit amounts):

	Three Months Ended March 31,
	2016	2015
EnLink Midstream, LLC interest in net income (loss)	$(457.6)	$16.3
Distributed earnings allocated to:
Common units (1)	$45.6	$40.2
Unvested restricted units (1)	0.5	0.2
Total distributed earnings	$46.1	$40.4
Undistributed loss allocated to:
Common units	$(498.5)	$(24.0)
Unvested restricted units	(5.2)	(0.1)
Total undistributed loss	$(503.7)	$(24.1)
Net income (loss) allocated to:
Common units	$(452.9)	$16.2
Unvested restricted units	(4.7)	0.1
Total net income (loss)	$(457.6)	$16.3
Total basic and diluted net income (loss) per unit:
Basic	$(2.56)	$0.10
Diluted	$(2.56)	$0.10

(1)	Three months ended March 31, 2016 and 2015 represents a declared distribution of $0.255 per unit payable May 13, 2016 and a distribution of $0.245 per unit paid on May 15, 2015.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended March 31,
	2016	2015
Basic and diluted earnings per unit:
Weighted average common units outstanding	178.7	164.2
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	178.7	164.2
Dilutive effect of restricted units issued	—	0.3
Total weighted average diluted common units outstanding	178.7	164.5
All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.
(10) Asset Retirement Obligations
The schedule below summarizes the changes in the Partnership’s asset retirement obligation:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning asset retirement obligations	$14.0	$20.6
Revisions to existing liabilities	(0.4)	(3.9)
Accretion	0.1	0.1
Liabilities settled	(0.6)	(3.2)
Ending asset retirement obligations	$13.1	$13.6
There are no asset retirement obligations included in Other Current Liabilities as of March 31, 2016. Asset retirement obligations of $1.1 million is included in Other Current Liabilities as of March 31, 2015.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(11) Investment in Unconsolidated Affiliates
The Partnership's unconsolidated investments consisted of a contractual right to the economic benefits and burdens associated with Devon's 38.75% ownership interest in Gulf Coast Fractionators (“GCF”) at March 31, 2016 and 2015 and a 30.6% ownership interest in Howard Energy Partners (“HEP”) at March 31, 2016 and 2015.
The following table shows the activity related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	Gulf Coast Fractionators	Howard Energy Partners	Total
Three months ended
March 31, 2016
Contributions	$—	$7.1	$7.1
Distributions	$3.0	$6.2	$9.2
Equity in net loss	$(1.7)	$(0.7)	$(2.4)

March 31, 2015
Distributions	$2.7	$4.1	$6.8
Equity in net income	$3.3	$0.4	$3.7
The following table shows the balances related to the Partnership’s investment in unconsolidated affiliates for the periods indicated (in millions):

	March 31, 2016	December 31, 2015
Gulf Coast Fractionators	$47.9	$52.6
Howard Energy Partners	221.9	221.7
Total investment in unconsolidated affiliates	$269.8	$274.3
(12) Employee Incentive Plans
(a)         Long-Term Incentive Plans
The Partnership accounts for unit-based compensation in accordance with FASB ASC 718, which requires that compensation related to all unit-based awards, including unit options, be recognized in the condensed consolidated financial statements. On April 7, 2016, the General Partner amended and restated the EnLink Midstream GP, LLC Long-Term Incentive Plan (the “GP Plan”). Amendments to the GP Plan included an increase to the number of the Partnership's common units authorized for issuance under the GP Plan by 5,000,000 common units to an aggregate of 14,070,000 common units and other technical changes.
The Partnership and ENLC each have similar unit-based compensation payment plans for officers and employees, which are described below.  Unit-based compensation associated with ENLC's unit-based compensation plan awarded to officers and employees of the Partnership is recorded by the Partnership since ENLC has no substantial or managed operating activities other than its interests in the Partnership and TOM. Amounts recognized in the condensed consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Cost of unit-based compensation charged to general and administrative expense	$6.3	$12.0
Cost of unit-based compensation charged to operating expense	1.7	1.9
Total amount charged to income	$8.0	$13.9
Interest of non-controlling partners in unit-based compensation	$2.9	$5.4
Amount of related income tax benefit recognized in income	$1.9	$3.2

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(b)  EnLink Midstream Partners, LP Restricted Incentive Units
The Partnership's restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2016 is provided below:

	Three Months Ended March 31, 2016
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,253,729	$29.59
Granted	1,041,022	10.01
Vested*	(294,460)	30.40
Forfeited	(27,797)	24.12
Non-vested, end of period	1,972,494	$19.21
Aggregate intrinsic value, end of period (in millions)	$23.8
 * Vested units include 84,429 units withheld for payroll taxes paid on behalf of employees.
A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three months ended March 31, 2016 and 2015 are provided below (in millions):

	Three Months Ended March 31,
EnLink Midstream Partners, LP Restricted Incentive Units:	2016	2015
Aggregate intrinsic value of units vested	$3.7	$6.8
Fair value of units vested	$9.0	$7.0
As of March 31, 2016, there was $22.4 million of unrecognized compensation cost related to non-vested restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
(c)       EnLink Midstream Partners, LP Performance Units
During the first quarter of 2016, the General Partner and the managing member of ENLC granted performance awards under the GP Plan and the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “LLC Plan”), respectively. The performance award agreements provide that the vesting of restricted incentive units granted thereunder is dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplate that the Peer Companies for an individual performance award (the “Subject Award”) are the companies comprising the Alerian MLP Index for Master Limited Partnerships (“AMZ”), excluding the Partnership and the Company (collectively, “EnLink”), on the grant date for the Subject Award. The performance units will vest based on the percentile ranking of the average of the Partnership’s and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units range from zero to 200 percent of the units granted depending on the EnLink TSR as compared to the TSR of the Peer Companies on the vesting date. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of the Partnership's common units and the designated peer group securities; (iii) an estimated ranking of the Partnership among the designated peer group and (iv) the distribution yield. The fair value of the unit on the date of grant is expensed over a vesting period of three years. The following table presents a summary of the grant-date fair values of performance units granted and the related assumptions:

EnLink Midstream Partners, LP Performance Units:	January 2016	February 2016
Beginning TSR Price	$14.82	$14.82
Risk-free interest rate	1.10%	0.89%
Volatility factor	39.71%	42.33%
Distribution yield	12.10%	19.20%
The following table presents a summary of the Partnership's performance units:

	Three Months Ended March 31, 2016
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-Vested, beginning of period	118,126	$35.41
Granted	258,078	9.81
Forfeited	(2,798)	36.18
Non-vested, end of period	373,406	$17.71
Aggregate intrinsic value, end of period (in millions)	$4.5
As of March 31, 2016 there was $4.9 million of unrecognized compensation expense that related to non-vested Partnership performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.
(d)         EnLink Midstream, LLC Restricted Incentive Units
ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of the common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2016 is provided below:

	Three Months Ended March 31, 2016
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,148,893	$34.78
Granted	1,032,976	9.42
Vested*	(317,726)	37.03
Forfeited	(24,970)	26.85
Non-vested, end of period	1,839,173	$20.26
Aggregate intrinsic value, end of period (in millions)	$20.7
 * Vested units include 90,326 units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested during the three months ended March 31, 2016 and 2015 are provided below (in millions):

	Three Months Ended March 31,
EnLink Midstream, LLC Restricted Incentive Units:	2016	2015
Aggregate intrinsic value of units vested	$3.8	$8.3
Fair value of units vested	$11.8	$8.6
As of March 31, 2016, there was $21.9 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted average period of 1.9 years.
(e) EnLink Midstream, LLC's Performance Units
In 2016, ENLC granted performance awards under the LLC Plan discussed in Note (c) above. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units range from zero to 200 percent of the units granted depending on the EnLink TSR as compared to the TSR of the Peer Companies on the vesting date. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of ENLC's common units and the designated peer group securities; (iii) an estimated ranking of ENLC among the designated peer group and (iv) the distribution yield. The fair value of the unit on the date of grant is expensed over a vesting period of three years. The following table presents a summary of the grant-date fair values of performance units granted and the related assumptions:

EnLink Midstream, LLC Performance Units:	January 2016	February 2016
Beginning TSR Price	$15.38	$15.38
Risk-free interest rate	1.10%	0.89%
Volatility factor	46.02%	52.05%
Distribution yield	8.60%	14.00%
The following table presents a summary of the Company's performance units:

	Three Months Ended March 31, 2016
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-Vested, beginning of period	105,080	$40.50
Granted	242,646	9.59
Forfeited	(2,525)	41.31
Non-vested, end of period	345,201	$18.76
Aggregate intrinsic value, end of period (in millions)	$3.9
As of March 31, 2016 there was $4.7 million of unrecognized compensation expense that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 2.2 years.
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

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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
The components of gain (loss) on derivative activity in the Condensed Consolidated Statements of Operations relating to commodity swaps are (in millions):

	Three Months Ended March 31,
	2016	2015
Change in fair value of derivatives	$(6.0)	$(3.7)
Realized gain on derivatives	5.6	3.9
Gain (loss) on derivative activity	$(0.4)	$0.2
The fair value of derivative assets and liabilities relating to commodity swaps are as follows (in millions):

	March 31, 2016	December 31, 2015
Fair value of derivative assets — current	$10.5	$16.8
Fair value of derivative liabilities — current	(3.2)	(2.9)
Fair value of derivative liabilities — long term	—	(0.1)
Net fair value of derivatives	$7.3	$13.8
The total estimated fair value of derivative contracts of $7.3 million as of March 31, 2016 has a maturity date of less than one year.
Set forth below is the summarized notional volumes and fair value of all instruments held for price risk management purposes and related physical offsets at March 31, 2016. The remaining term of the contracts extend no later than March 2017.

			March 31, 2016
Commodity	Instruments	Unit	Volume	Fair Value
			(In millions)
NGL (short contracts)	Swaps	Gallons	(42.9)	$8.8
NGL (long contracts)	Swaps	Gallons	17.1	(1.8)
Natural Gas (short contracts)	Swaps	MMBtu	(6.7)	0.8
Natural Gas (long contracts)	Swaps	MMBtu	2.2	(0.3)
Condensate (short contracts)	Swaps	MMBbls	(0.1)	(0.2)
Total fair value of derivatives				$7.3
On all transactions where the Partnership is exposed to counterparty risk, the Partnership analyzes the counterparty's financial condition prior to entering into an agreement, establishes limits and monitors the appropriateness of these limits on an ongoing basis. The Partnership primarily deals with two types of counterparties, financial institutions and other energy companies, when entering into financial derivatives on commodities. The Partnership has entered into Master International Swaps and Derivatives Association Agreements (“ISDAs”) that allow for netting of swap contract receivables and payables in the event of default by either party. If the Partnership's counterparties failed to perform under existing swap contracts, the Partnership's maximum loss as of March 31, 2016 of $10.5 million would be reduced to $7.3 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(14)      Fair Value Measurements
FASB ASC 820 sets forth a framework for measuring fair value and required disclosures about fair value measurements of assets and liabilities. Fair value under FASB ASC 820 is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.
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
Net liabilities measured at fair value on a recurring basis are summarized below (in millions):

	March 31, 2016 Level 2	December 31, 2015 Level 2
Commodity Swaps*	$7.3	$13.8
Total	$7.3	$13.8
*  The fair value of derivative contracts included in assets or liabilities for risk management activities represents the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for the Partnership's and/or the counterparty credit risk of the Partnership as required under FASB ASC 820.
Fair Value of Financial Instruments
The Partnership has determined the estimated fair value of its financial instruments using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount the Partnership could realize upon the sale or refinancing of such financial instruments (in millions):

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt	$3,204.2	$2,638.3	$3,066.0	$2,585.5
Obligations under capital leases	$13.4	$12.7	$16.7	$15.6
The carrying amounts of the Partnership’s cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.
The Partnership had $543.0 million and $414.0 million in outstanding borrowings under its revolving credit facility as of March 31, 2016 and December 31, 2015, respectively. We had $9.3 million in outstanding borrowings under our credit facility as of March 31, 2016. As borrowings under either credit facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the applicable credit facility. As of March 31, 2016 and December 31, 2015, the Partnership had total borrowings of $2.7 billion under senior unsecured notes maturing between 2019 and 2045 with fixed interest rates ranging from 2.7% to 7.1%. The fair value of all senior unsecured notes as of March 31, 2016 and December 31, 2015 was based on Level 2 inputs from third-party market quotations.  The fair value of obligations under capital leases was calculated using Level 2 inputs from third-party banks.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(15) Commitments and Contingencies
(a) Severance and Change in Control Agreements
Certain members of management of the Partnership are parties to severance and change of control agreements with EnLink Midstream Operating, LP. The severance and change in control agreements provide those individuals with severance payments in certain circumstances and prohibit such individual from, among other things, competing with the General Partner or its affiliates during his or her employment. In addition, the severance and change of control agreements prohibit subject individuals from, among other things, disclosing confidential information about the General Partner or interfering with a client or customer of the General Partner or its affiliates, in each case during his or her employment and for certain periods (including indefinite periods) following the termination of such person’s employment.
(b) Environmental Issues
The operation of pipelines, plants and other facilities for the gathering, processing, transmitting or disposing of natural gas, NGLs, crude oil, condensate, brine and other products is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of these facilities, the Partnership must comply with United States laws and regulations at the federal, state and local levels that relate to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. The cost of planning, designing, constructing and operating pipelines, plants, and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on the Partnership's results of operations, financial condition or cash flows. In February 2016, a spill occurred at the Partnership's Kill Buck Station in the Ohio operations.  State and federal agencies were notified and clean-up response efforts were promptly executed, which significantly lessened the impact of the spill.  On April 7, 2016, the state agency determined that the clean-up recovery efforts were completed and has internally transitioned monitoring to their water quality division.  The Partnership does not anticipate a material fine or penalty by either the state or federal agencies.  Additionally, although the spill that previously occurred in the Partnership's West Virginia operations in the third quarter of 2015 is still pending, the Partnership does not believe that any fine or penalty that may be issued will be material to their operations.  Lastly, the Partnership continues to work with Pipeline and Hazardous Materials Safety Administration regarding the notice of potential violation discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
In July 2013, the Board of Commissioners for the Southeast Louisiana Flood Protection Authority for New Orleans and surrounding areas filed a lawsuit against approximately 100 energy companies, seeking, among other relief, restoration of wetlands allegedly lost due to historic industry operations in those areas. The suit was filed in Louisiana state court in New Orleans, but was removed to the United States District Court for the Eastern District of Louisiana.  The amount of damages is unspecified. The Partnership's subsidiary, EnLink LIG, LLC, is one of the named defendants as the owner of pipelines in the area.  On February 13, 2015, the court granted defendants’ joint motion to dismiss and dismissed the plaintiff’s claims with

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

prejudice. Plaintiffs have appealed the matter to the United States Court of Appeals for the Fifth Circuit. The Partnership intends to vigorously defend the case. The success of the plaintiffs' appeal as well as the Partnership's costs and legal exposure, if any, related to the lawsuit are not currently determinable.
The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs. The Partnership is seeking to recover its losses from responsible parties. The Partnership has sued Texas Brine Company, LLC (“Texas Brine”), the operator of a failed cavern in the area and its insurers, seeking recovery for these losses.  The Partnership has also sued Occidental Chemical Company and Legacy Vulcan Corp. f/k/a Vulcan Materials Company, two Chlor-Alkali plant operators that participated in Texas Brine’s operational decisions regarding the mining of the failed cavern. The Partnership also filed a claim with its insurers, which the Partnership's insurers denied. The Partnership disputed the denial and has also sued its insurers. In August 2014, the Partnership received a partial settlement with respect to the Texas Brine claims in the amount of $6.1 million but additional claims remain outstanding. The Partnership cannot give assurance that the Partnership will be able to fully recover its losses through insurance recovery or claims against responsible parties.
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

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
	(In millions)
Three Months Ended March 31, 2016
Product sales	$62.5	$287.7	$7.8	$230.5	$—	$588.5
Product sales-affiliates	37.3	7.4	10.6	0.2	(31.0)	24.5
Midstream services	27.4	55.2	15.1	16.8	—	114.5
Midstream services-affiliates	110.3	12.7	45.0	5.2	(10.6)	162.6
Cost of sales	(91.3)	(302.1)	(19.3)	(215.1)	41.6	(586.2)
Operating expenses	(39.3)	(23.3)	(12.8)	(22.8)	—	(98.2)
Loss on derivative activity	—	—	—	—	(0.4)	(0.4)
Segment profit	$106.9	$37.6	$46.4	$14.8	$(0.4)	$205.3
Depreciation and amortization	$(46.2)	$(29.3)	$(33.8)	$(10.4)	$(2.2)	$(121.9)
Impairments	$(473.1)	$—	$—	$(93.2)	$(307.0)	$(873.3)
Goodwill	$230.4	$—	$190.3	$—	$1,119.9	$1,540.6
Capital expenditures	$23.3	$22.7	$69.2	$3.3	$1.9	$120.4
Three Months Ended March 31, 2015
Product sales	$49.8	$372.2	$—	$248.7	$—	$670.7
Product sales-affiliates	25.9	7.1	3.7	—	(20.5)	16.2
Midstream services	19.6	57.9	10.7	14.2	—	102.4
Midstream services-affiliates	115.5	0.1	31.2	4.2	—	151.0
Cost of sales	(67.2)	(370.9)	(5.1)	(234.7)	20.5	(657.4)
Operating expenses	(47.0)	(24.3)	(7.0)	(20.1)	—	(98.4)
Gain on derivative activity	—	—	—	—	0.2	0.2
Segment profit	$96.6	$42.1	$33.5	$12.3	$0.2	$184.7
Depreciation and amortization	$(36.4)	$(27.5)	$(13.5)	$(12.4)	$(1.5)	$(91.3)
Goodwill	$1,168.2	$786.8	$190.3	$137.8	$1,426.9	$3,710.0
Capital expenditures	$73.5	$15.2	$5.2	$77.6	$4.2	$175.7

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The table below presents information about segment assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Segment Identifiable Assets:	(In millions)
Texas	$3,175.4	$3,709.5
Louisiana	2,290.6	2,309.3
Oklahoma	2,380.7	873.4
Crude and Condensate	798.1	898.0
Corporate	1,421.5	1,751.1
Total identifiable assets	$10,066.3	$9,541.3
The following table reconciles the segment profits reported above to the operating income (loss) as reported in the Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended March 31,
	2016	2015
Segment profits	$205.3	$184.7
General and administrative expenses	(35.1)	(42.9)
Gain on disposition of assets	0.2	—
Depreciation and amortization	(121.9)	(91.3)
Impairments	(873.3)	—
Operating income (loss)	$(824.8)	$50.5
(17) Supplemental Cash Flow Information
The following schedule summarizes non-cash financing activities for the period presented:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Non-cash financing activities:
Non-cash issuance of common units (1)	$215.1	$—
Non-cash issuance of common units of the Partnership (2)	—	180.0
Non-cash issuance of Class C Common Units of the Partnership (2)	—	180.0
Installment payable, net of discount of $79.1 million (3)	420.9	—
(1) For the three months ended March 31, 2016, non-cash common units were issued as partial consideration for the Tall Oak acquisition. See Note 3 - Acquisitions for further discussion.
(2) For the three months ended March 31, 2015, non-cash common units and Class C Common Units were issued by the Partnership as partial consideration for the Coronado acquisition.
(3) We incurred installment purchase obligations, net of discount assuming payments of $250.0 million are made on January 7, 2017 and 2018, payable to the seller in connection with the Tall Oak acquisition. See Note 3 - Acquisitions for further discussion.

ENLINK MIDSTREAM, LLC
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(18) Other Information
The following table presents additional detail for certain balance sheet captions.
Other Current Liabilities
Other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
	(in millions)
Accrued interest	$53.3	$23.2
Accrued wages and benefits, including taxes	7.5	27.7
Accrued ad valorem taxes	12.5	27.0
Capital expenditure accruals	32.0	22.3
Onerous performance obligations	16.6	17.0
Other	65.3	57.6
Other current liabilities	$187.2	$174.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report.
In this report, the terms “Company” or “Registrant” as well as the terms “ENLC,” “our,” “we,” and “us,” or like terms, are sometimes used as references to EnLink Midstream, LLC and its consolidated subsidiaries. References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including EnLink Midstream Operating, LP and EnLink TOM Holdings, LP and its consolidated subsidiaries (collectively, “TOM”). TOM is sometimes used to refer to EnLink TOM Holdings, LP itself or EnLink TOM Holdings, LP together with its consolidated subsidiaries.
Overview
We are a Delaware limited liability company formed in October 2013. Our assets consist of equity interests in EnLink Midstream Partners, LP and TOM. EnLink Midstream Partners, LP is a publicly traded limited partnership engaged in the gathering, transmission, processing and marketing of natural gas and natural gas liquids, or NGLs, condensate and crude oil, as well as providing crude oil, condensate and brine services to producers. TOM, a partnership owned by the Partnership and us, is engaged in the gathering and processing of natural gas. Our interests in EnLink Midstream Partners, LP and TOM consist of the following as of March 31, 2016:

•	88,528,451 common units representing an aggregate 23.0% limited partner interest in the Partnership;

•
100.0% ownership interest in EnLink Midstream Partners GP, LLC, the general partner of the Partnership (the “General Partner”), which owns a 0.4% general partner interest and all of the incentive distribution rights in the Partnership; and

•	16% limited partner interest in TOM.
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
In January 2016, we adopted Accounting Standards Updates (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides additional guidance to reporting entities in evaluating whether certain legal entities, such as limited partnerships, limited liability corporations and securitization structures, should be consolidated. Due to ENLC’s ownership of the General Partner, the Partnership is considered a variable interest entity as the limited partners lack the ability to exercise kick-out rights over the General Partner and do not have substantive participating rights. Further, ENLC is considered the primary beneficiary as it has the power to direct the activities that most significantly impact the Partnership’s economic performance. The adoption of this standard has no impact on our consolidated financial statements as we will continue to consolidate the Partnership. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of the Partnership and TOM.
The Partnership primarily focuses on providing midstream energy services, including gathering, processing, transmission, fractionation, condensate stabilization, brine services and marketing to producers of natural gas, NGLs, crude oil and condensate. The Partnership's midstream energy asset network includes approximately 9,900 miles of pipelines, 18 natural gas processing plants, seven fractionators, 3.2 million barrels of NGL cavern storage, 19.1 Bcf of natural gas storage, rail terminals, barge terminals, truck terminals and a fleet of approximately 150 trucks. The Partnership manages and reports its activities primarily according to the nature of activity and geography. The Partnership has five reportable segments: (1) Texas, which includes the Partnership's natural gas gathering, processing and transmission activities in north Texas and the Permian Basin in west Texas; (2) Oklahoma, which includes the Partnership's natural gas gathering, processing and transmission activities in Cana-Woodford, Arkoma-Woodford, Sooner Trend Anadarko Basin Canadian and Kingfisher Counties (“STACK”) and Central Northern Oklahoma Woodford (“CNOW”) Shale areas; (3) Louisiana, which includes the Partnership's natural gas pipelines, natural gas processing plants and NGL assets located in Louisiana; (4) Crude and Condensate, which includes the Partnership's Ohio River Valley (“ORV”) crude oil, condensate and brine disposal activities in the Utica and Marcellus Shales, its equity interests in E2 Energy Services, LLC, E2 Appalachian Compression, LLC and E2 Ohio Compression, LLC (collectively, “E2”), its crude oil operations in the Permian Basin and its crude oil activities associated with the Victoria Express Pipeline and related truck terminal and storage assets (“VEX”) located in the Eagle Ford Shale; and (5) Corporate, which includes the Partnership's unconsolidated affiliate investments in Howard Energy Partners (“HEP”), in the Eagle Ford Shale, its contractual right to the economic burdens and benefits associated with Devon's ownership interest in Gulf Coast Fractionators (“GCF”) in south Texas and its general partnership property and expenses.
The Partnership manages its operations by focusing on gross operating margin because the Partnership's business is generally to gather, process, transport or market natural gas, NGLs, crude oil and condensate using its assets for a fee. The Partnership earns its fees through various contractual arrangements, which include stated fixed-fee contract arrangements or arrangements where the Partnership purchases and resells commodities in connection with providing the related service and earns a net margin for its fees. While the Partnership's transactions vary in form, the essential element of each transaction is the use of its assets to transport a product or provide a processed product to an end-user at the tailgate of the plant, barge terminal or pipeline. The Partnership defines gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 98% of the Partnership's gross operating margin (revenues less cost of sales) was derived from fee-based services with no direct commodity exposure for the three months ended March 31, 2016. The Partnership reflects revenue as “Product sales” and “Midstream services” on the Condensed Consolidated Statements of Operations.
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
On occasion the Partnership has entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and it captures the difference in the indices (also referred to as basis spread), less the transportation expenses from the two areas, as its fee. Changes in the basis spread can increase or decrease margins or potentially result in losses. For example, the Partnership is a party to one contract with a term to 2019 to supply approximately 150,000 MMBtu/d of gas. The Partnership buys gas for this contract on several different production-area indices on its North Texas Pipeline and sells the gas into a different market area index. The Partnership realizes a cash loss on the delivery of gas under this contract each month based on current prices. The fair value of this performance obligation was recorded based on forecasted discounted cash obligations in excess of market prices under this gas delivery contract. As of March 31, 2016, the balance sheet reflects a liability of $58.3 million related to this performance obligation. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.
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
The Partnership realizes gross operating margins from its processing services primarily through different contractual arrangements: processing margins (“margin”), percentage of liquids (“POL”), percentage of proceeds (“POP”) or fixed-fee based. Under margin contract arrangements the Partnership's gross operating margins are higher during periods of high liquid prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Gross operating margin results under POP contracts are impacted only by the value of the natural gas and liquids produced with margins higher during periods of higher natural gas and liquids prices. Under fixed-fee based contracts the Partnership’s gross operating margins are driven by throughput volume. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk — Commodity Price Risk.”
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
Recent Developments
Acquisition
Tall Oak. On January 7, 2016, we and Partnership acquired a 16% and 84% interest, respectively, in TOM for approximately $1.4 billion. The first installment of $1.02 billion for the acquisition was paid at closing. The final installment of $500.0 million is due no later than the first anniversary of the closing date with the option to defer $250.0 million of the final installment up to 24 months following the closing date. The Partnership's installment payables are valued net of discount within the total purchase price.
The first installment consisted of approximately $1.02 billion and was funded by (a) approximately $783.9 million in cash paid by the Partnership, the majority of which was derived from the proceeds from the issuance of the Preferred Units (as defined under “Issuance of Preferred Units” below), and (b) 15,564,009 of our common units issued directly by us and approximately $22.0 million in cash paid by us.
TOM's assets serve gathering and processing needs in the growing STACK and CNOW plays in Oklahoma and are supported by long-term, fixed-fee contracts with acreage dedications that have a remaining weighted-average term of approximately 15 years. TOM’s assets are strategically located in the core areas of the STACK and CNOW plays and include:

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

•
Battle Ridge Plant. The Battle Ridge Plant, which provides us and the Partnership with an entry into the CNOW play, is a cryogenic gas processing plant with a current capacity of 75 MMcf/d. Depending on future volume requirements, the Battle Ridge Plant could be expanded by an additional 400 MMcf/d for a total processing capacity of 475 MMcf/d. The plant is connected to a 175-mile, low and high-pressure gathering system with compression facilities. Additional gathering pipelines and compression facilities are currently under construction.

•
Connecting Pipeline. A 42-mile, 16-inch high-pressure header pipeline with a total capacity of 150 MMcf/d was constructed to connect the Chisolm and Battle Ridge systems. The pipeline went into service in March 2016 and provides customers with additional operational flexibility.

Organic Growth
Lobo II Natural Gas Gathering and Processing Facility. In the first quarter of 2016, the Partnership commenced construction of a new cryogenic gas processing plant and a gas gathering system in the Delaware Basin. The plant will initially provide 60 MMcf/d of processing capacity (with a potential capacity of 120 MMcf/d) and will be tied to approximately 75 miles of new pipeline located in both in Texas and New Mexico that is also under construction. The plant and Texas portion of the pipeline are expected to be completed in the second half 2016 with the remaining New Mexico pipeline to be completed in the first quarter of 2017. The Lobo II system is supported by a long-term contract with a producer with an investment grade credit rating.
Riptide Processing Plant. In April 2016, the Partnership completed construction of the Riptide processing plant in the Permian Basin. The Riptide plant was part of the Coronado Midstream acquisition that was completed in March 2015. The Riptide plant is integrated with EnLink’s Midland Basin system, and key customers include Diamondback Energy, Inc., RSP Permian, Inc. and Reliance Energy, Inc.
Marathon Petroleum Joint Venture. The Partnership has entered into a series of agreements with a subsidiary of Marathon Petroleum Corporation (“Marathon Petroleum”) to create a 50/50 joint venture named Ascension Pipeline Company, LLC. In the third quarter of 2016, the joint venture will commence construction of a new 30-mile NGL pipeline connecting the Partnership's existing Riverside fractionation and terminal complex to Marathon Petroleum's Garyville refinery located on the Mississippi River. This bolt-on project to the Partnership's Cajun-Sibon NGL system is supported by long-term, fee-based contracts with Marathon Petroleum. Under the arrangement, the Partnership will serve as the construction manager and operator of the pipeline project, which is expected to be operational in the first half of 2017.
HEP. During 2016, the Partnership plans to make contributions to HEP, primarily to fund its equity share of HEP's Nueva Era Pipeline. The Nueva Era Pipeline is a 50-50 joint venture between HEP and Mexico-based energy and services firm Grupo Clisa connecting HEP’s existing Webb County Hub in South Texas directly to the Mexican National Pipeline System in Monterrey, Mexico. Mexico’s Comisión Federal de Electricidad will be the foundation shipper on the approximately 200-mile, 30-inch pipeline and will transport 504 MMcf/d on the system for a 25-year term.
Issuance of Partnership Units
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
For the three months ended March 31, 2016, the Partnership sold an aggregate of 0.2 million common units under the BMO EDA, generating proceeds of approximately $2.1 million (net of approximately $0.1 million of commissions). The Partnership used the net proceeds for general partnership purposes. As of March 31, 2016, approximately $314.8 million remains available to be issued under the agreement.
Issuance of Partnership Preferred Units
On January 7, 2016, the Partnership issued an aggregate of 50,000,000 Series B Cumulative Convertible Preferred Units representing limited partner interests (the “Preferred Units”) to Enfield Holdings, L.P. (“Enfield”) in a private placement (the “Private Placement”) for a cash purchase price of $15.00 per Preferred Unit (the “Issue Price”), resulting in net proceeds of approximately $724.5 million after fees and deductions. Proceeds from the Private Placement were used to partially fund the Partnership's portion of the purchase price payable in connection with the Tall Oak acquisition. Affiliates of the Goldman Sachs Group, Inc. and affiliates of TPG Global, LLC own interests in the general partner of Enfield.
The Preferred Units are convertible into the Partnership's common units on a one-for-one basis, subject to certain adjustments, at any time after the record date for the quarter ending June 30, 2017 (a) in full, at the Partnership's option, if the volume weighted average price of a common unit over the 30-trading day period ending two trading days prior to the conversion date (the “Conversion VWAP”) is greater than 150% of the Issue Price or (b) in full or in part, at Enfield’s option. In addition, upon certain events involving a change of control of the General Partner or our managing member, all of the Preferred Units will automatically convert into a number of common units equal to the greater of (i) the number of common units into which the Preferred Units would then convert and (ii) the number of Preferred Units to be converted multiplied by an amount equal to (x) 140% of the Issue Price divided by (y) the Conversion VWAP.
Enfield will receive a quarterly distribution, subject to certain adjustments, equal to (x) during the quarter ending March 31, 2016 through the quarter ending June 30, 2017, an annual rate of 8.5% on the Issue Price payable in-kind in the form of additional Preferred Units and (y) thereafter, at an annual rate of 7.5% on the Issue Price payable in cash (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (A) an annual rate of 1.0% of the Issue Price and (B) an amount equal to (i) the excess, if any, of the distribution that would have been payable had the Preferred Units converted into common units over the Cash Distribution Component, divided by (ii) the Issue Price. Income is allocated to the preferred units in an amount equal to the quarterly distribution with respect to the period earned.

Non-GAAP Financial Measures
Cash Available for Distribution
We define cash available for distribution as distributions due to us from the Partnership and our interest in TOM's adjusted EBITDA (as defined herein), less maintenance capital, our specific general and administrative costs as a separate public reporting entity, the interest costs associated with our debt and current taxes attributable to our earnings. ENLC's share of TOM's growth capital expenditures are funded by borrowings under ENLC's credit facility and not considered in determining ENLC's cash flow available for distribution. Cash available for distribution is a significant performance metric used by us and by external users of our financial statements, such as investors, commercial banks, research analysts and others to compare basic cash flows generated by us to the cash distributions we expect to pay our unitholders. Using this metric, management and external users of our financial statements can quickly compute the coverage ratio of estimated cash flows to planned cash distributions. Cash available for distribution is also an important financial measure for our unitholders since it serves as an indicator of our success in providing a cash return on investment.
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
The GAAP measure most directly comparable to cash available for distribution is net income. Cash available for distribution should not be considered as an alternative to GAAP net income (loss). Cash available for distribution is not a presentation made in accordance with GAAP and has important limitations as an analytical tool. Investors should not consider cash available for distribution in isolation or as a substitute for analysis of our results as reported under GAAP. Because cash available for distribution excludes some, but not all, items that affect net income (loss) and is defined differently by different companies in our industry, our definition of cash available for distribution may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The following is a calculation of the Company's cash available for distribution (in millions):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Distribution declared by ENLK associated with (1):
General partner interest	$0.6	$0.6
Incentive distribution rights	13.8	8.8
ENLK common units owned	34.5	12.3
Total share of ENLK distributions declared	$48.9	$21.7
Transferred interest EBITDA (2)	—	38.3
Adjusted EBITDA of TOM (3)	0.9	—
Transaction costs	0.7	—
Total cash available	$50.5	$60.0
Uses of cash:
General and administrative expenses	(1.8)	(0.8)
Current income taxes (4)	—	(4.4)
Interest expense	(0.3)	(0.2)
Maintenance capital expenditures (5)	—	(2.5)
Total cash used	$(2.1)	$(7.9)
ENLC cash available for distribution	$48.4	$52.1

(1)	Represents distributions to be paid to us on May 12, 2016 and distributions paid to us on May 14, 2015.

(2)
Represents our interest in Midstream Holdings' adjusted EBITDA, which was disbursed to ENLC by Midstream Holdings on a monthly basis, prior to the EMH Drop Downs. Midstream Holdings’ adjusted EBITDA is defined as earnings plus depreciation, provision for income taxes and distributions from equity investments less income from equity investment.

(3)
Represents our interested in TOM’s adjusted EBITDA, which is disbursed to ENLC by TOM on a monthly basis. TOM’s adjusted EBITDA is defined as earnings before depreciation and amortization and provision for income taxes.

(4)	Represents our stand-alone current tax expense.

(5)
Represents our interest in Midstream Holdings' maintenance capital expenditures prior to the EMH Drop Downs which is netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA per (2) above. There are no maintenance capital expenditures attributable to ENLC's share of TOM during 2016. All of TOM's capital expenditures during 2016 are growth related which are not considered in determining cash flow available for distribution.

The following table provides a reconciliation of ENLC net income (loss) to ENLC cash available for distribution (in millions):

	Three Months Ended March 31,
	2016	2015
	(unaudited)

Net income (loss) of ENLC	$(871.3)	$25.0
Less: Net income (loss) attributable to ENLK	(560.4)	35.6
Net loss of ENLC excluding ENLK	$(310.9)	$(10.6)
ENLC's share of distributions from ENLK (1)	48.9	21.7
ENLC's interest in TOM depreciation	3.2	—
ENLC deferred income tax (benefit) expense (2)	(0.8)	5.4
Maintenance capital expenditures (3)	—	(2.5)
Transferred interest EBITDA (4)	—	38.3
ENLC corporate goodwill impairment	307.0	—
Other items (5)	1.0	(0.2)
ENLC cash available for distribution	$48.4	$52.1

(1)	Represents distributions declared by ENLK and to be paid to ENLC on May 12, 2016 and distributions paid by ENLK to ENLC on May 14, 2015.

(2)	Represents our stand-alone deferred taxes.

(3)
There are no maintenance capital expenditures attributable to ENLC's share of TOM during 2016. All of TOM's capital expenditures during 2016 are growth related which are not considered in determining cash flow available for distribution.

(4)
Represents our interest in the adjusted EBITDA of EnLink Midstream Holdings, LP (“Midstream Holdings”) prior to the transfer of all interests in Midstream Holdings' to the Partnership in drop down transactions (the “EMH Drop Downs”). Adjusted EBITDA of Midstream Holdings' is defined as maintenance capital expenditures prior to the EMH Drop Downs netted against the monthly disbursement of Midstream Holdings' adjusted EBITDA.

(5)	Represents transaction costs attributable to our share of the Tall Oak acquisition and other non-cash items not included in cash available for distributions.
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

The following table provides a reconciliation of gross operating margin to operating income (loss):

	Three Months Ended March 31,
	2016	2015
	(in millions)
Total gross operating margin	$303.5	$283.1

Add (Deduct):
Operating expenses	(98.2)	(98.4)
General and administrative expenses	(35.1)	(42.9)
Depreciation and amortization	(121.9)	(91.3)
Gain on disposition of assets	0.2	—
Impairments	(873.3)	—
Operating income (loss)	$(824.8)	$50.5

Results of Operations
The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin which we define as operating revenue less cost of sales as reflected in the table below:

	Three Months Ended March 31,
	2016	2015
	(in millions, except volumes)
Texas Segment
Revenues	$237.5	$210.8
Cost of sales	(91.3)	(67.2)
Total gross operating margin	$146.2	$143.6
Louisiana Segment
Revenues	$363.0	$437.3
Cost of sales	(302.1)	(370.9)
Total gross operating margin	$60.9	$66.4
Oklahoma Segment
Revenues	$78.5	$45.6
Cost of sales	(19.3)	(5.1)
Total gross operating margin	$59.2	$40.5
Crude and Condensate Segment
Revenues	$252.7	$267.1
Cost of sales	(215.1)	(234.7)
Total gross operating margin	$37.6	$32.4
Corporate
Revenues	$(42.0)	$(20.3)
Cost of sales	41.6	20.5
Total gross operating margin	$(0.4)	$0.2
Total
Revenues	$889.7	$940.5
Cost of sales	(586.2)	(657.4)
Total gross operating margin	$303.5	$283.1

Midstream Volumes:
Texas
Gathering and Transportation (MMBtu/d)	2,743,400	2,751,000
Processing (MMBtu/d)	1,198,100	1,136,300
Louisiana
Gathering and Transportation (MMBtu/d)	1,475,000	1,355,400
Processing (MMBtu/d)	517,800	434,400
NGL Fractionation (Gals/d)	5,020,200	5,632,000
Oklahoma
Gathering and Transportation (MMBtu/d)	617,000	431,800
Processing (MMBtu/d)	569,700	356,500
Crude and Condensate
Crude Oil Handling (Bbls/d)	124,700	89,900
Brine Disposal (Bbls/d)	3,500	3,600

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Gross Operating Margin. Gross operating margin was $303.5 million for the three months ended March 31, 2016 as compared to $283.1 million for the three months ended March 31, 2015, an increase of $20.4 million, or 7.2%. The overall increase in gross operating margin was due to acquisitions in our Texas, Oklahoma and Crude & Condensate segments during 2015 and 2016 which contributed an aggregate increase of $30.1 million in gross operating margin between periods. This increase was partially offset by declines in gross operating margins from our other assets due to both volume and price declines as discussed more fully below. The following provides additional details regarding these changes in gross operating margin by segment:

•
Texas Segment. The Texas segment had an increase in gross operating margin of $2.6 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The Texas segment increase was primarily attributable to an increase of $11.8 million in gross operating margin due to the Coronado acquisition in March 2015, the Matador acquisition in October 2015 and the Deadwood acquisition in November 2015. The increase attributable to acquisitions was partially offset by a decrease of $9.2 million in gross operating margin from our other assets primarily attributable to volume declines on our north Texas processing, gathering and transmission assets.

•
Louisiana Segment. The Louisiana segment had a decrease in gross operating margin of $5.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This decrease was primarily attributable to a decrease of $4.8 million from our NGL business, which was driven by declines in fractionation volumes between periods due to a decline in NGL prices coupled with a decline in volumes due to scheduled maintenance on our fractionators during the first quarter of 2016.

•
Oklahoma Segment. The Oklahoma segment had an increase in gross operating margin of $18.7 million for the three months March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily driven by an increase of $12.8 million in gross operating margin due to the Tall Oak acquisition in January 2016. In addition, our gross operating margin from our Cana gathering and processing assets increased by $5.2 million between periods due to increased volumes combined with the expansion of our compression facilities, which were completed in October 2015.

•
Crude & Condensate Segment. The Crude and Condensate segment had an increase in gross operating margin of $5.2 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. This increase was attributable to the acquisition of the LPC assets in January 2015, which contributed an increase in gross operating margin of $5.5 million between periods. In addition, gross operating margin from our compression and condensate stabilization facilities located in the ORV increased by $1.9 million between periods primarily due to the construction of new facilities which commenced operation at various times in 2015. These increases were partially offset by a $2.5 million decrease from our other crude operations related to the termination of a customer contract in June 2015.

Operating Expenses. Operating expenses were $98.2 million for the three months ended March 31, 2016 as compared to $98.4 million for the three months ended March 31, 2015, a decrease of $0.2 million, or 0.2%. The primary contributors to the total decrease are as follows:

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in millions)
Texas Segment	$39.3	$47.0	$(7.7)	(16.4)%
Louisiana Segment	23.3	24.3	(1.0)	(4.1)%
Oklahoma Segment	12.8	7.0	5.8	82.9%
Crude and Condensate Segment	22.8	20.1	2.7	13.4%
Total	$98.2	$98.4	$(0.2)	(0.2)%

•
Texas Segment. Operating expenses in the Partnership's Texas segment decreased $7.7 million for the three months ended March 31, 2016 as compared to the same three-month period in 2015. Of this decrease, $5.0 million is attributable to a lower level of overhaul and maintenance expenditures during the first quarter of 2016 as compared to 2015 largely due to timing of field work, $1.1 million is attributable to tax refunds related to operating activities received in the first quarter of 2016, and the remaining decrease is due to cost reduction measures. This decrease is partially offset by a $3.4 million increase attributable to the March 2015 Coronado acquisition, October 2015 Matador acquisition and November 2015 Deadwood acquisition.

•
Oklahoma Segment. Operating expenses in the Partnership's Oklahoma segment increased $5.8 million for the three months ended March 31, 2016 as compared to the same three-month period in 2015. The increase is attributable to the Tall Oak acquisition that occurred in January 2016.

•
Crude & Condensate Segment. Operating expenses in the Partnership's Crude and Condensate segment increased $2.7 million for the three months ended March 31, 2016 as compared to the same three-month period in 2015. The primary increase is attributable to the operation of the assets acquired in the January 2015 LPC acquisition for a full three months in 2016, as opposed to approximately two months in 2015.

General and Administrative Expenses. General and administrative expenses were $35.1 million for the three months ended March 31, 2016 as compared to $42.9 million for the three months ended March 31, 2015, a decrease of $7.8 million, or 18.2%. The primary contributors to the total decrease are as follows:

•	the Partnership's unit-based compensation expense decreased $5.6 million primarily due to bonuses being paid in the form of units that immediately vested in March 2015;

•	the Partnership's software consulting fees decreased $1.5 million; and

•	the Partnership's transition service fees associated with acquisitions decreased by $1.0 million.
Depreciation and Amortization. Depreciation and amortization expenses were $121.9 million for the three months ended March 31, 2016 as compared to $91.3 million for the three months ended March 31, 2015, an increase of $30.6 million, or 33.5%. Of this increase in depreciation and amortization expense, $19.8 million is attributable to the acquisition of the TOM assets from Tall Oak in January 2016, $7.0 million is attributable to the acquisition of the Coronado assets in March 2015, $2.0 million is attributable to the LPC asset acquisition in January 2015, $1.5 million is attributable to the Matador acquisition in October 2015 and $1.7 million is attributable to the decommissioning of certain pipeline assets in Louisiana. The remaining increase in depreciation and amortization expense is primarily attributable to assets placed in service. This increase was partially offset by a $5.4 million decrease in amortization attributable to the impairment of Ohio River Valley intangible assets in August 2015.
Impairments. Impairment expense was $873.3 million for the three months ended March 31, 2016. During March 2016, we recognized an impairment on goodwill of $566.3 million related to the Partnership's Texas and Crude and Condensate segments, and $307.0 million related to our Corporate segment. For more information, see “Critical Accounting Policies-Impairment of Goodwill” below.
Interest Expense. Interest expense was $44.0 million for the three months ended March 31, 2016 as compared to $19.1 million for the three months ended March 31, 2015, an increase of $24.9 million, or 130.4%. Of the increase in interest expense, $10.5 million is attributable to an increase in average debt in 2016 compared to 2015, $12.4 million is attributable to an increase in amortization of discount due to the Tall Oak acquisition installment payments, and $2.8 million is attributable to an increase in non-cash interest expense related to the initial valuation of our mandatorily redeemable non-controlling interest. Net interest expense consists of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Senior notes	$30.0	$20.3
Partnership credit facility	3.2	2.3
Credit facility	0.2	0.1
Capitalized interest	(2.6)	(1.3)
Amortization of debt issue costs and net discounts (premium)	12.6	(0.1)
Mandatory redeemable non-controlling interest	0.2	(2.6)
Other	0.4	0.4
Total	$44.0	$19.1
Income (loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $2.4 million for the three months ended March 31, 2016 compared to income of $3.7 million for the three months ended March 31, 2015, a decrease of $6.1 million. This decrease is primarily due to a decline of $5.0 million in income from our GCF investment between periods due to an increase in operating costs for major scheduled maintenance on the fractionator during the first quarter of 2016.
Income Tax Expense. Income tax expense was $0.2 million for the three months ended March 31, 2016 as compared to income tax expense of $10.6 million for the three months ended March 31, 2015, a decrease of $10.4 million. The decrease in income tax expense is primarily attributable to a decrease in taxable income between periods. Although we realized a net loss before income taxes during the three months ended March 31, 2016, we did not realize a tax benefit associated with this loss because substantially all of the loss was the result of a goodwill impairment which is treated as a permanent difference for tax. See Note 7 to the condensed consolidated financial statements titled “Income Taxes” for further details.

Net Income (Loss) Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest was $413.7 million for the three months ended March 31, 2016 as compared to net income of $8.0 million for the three months ended March 31, 2015, a decrease of $421.7 million. Net income (loss) attributable to non-controlling interests decreased primarily due to impairments at the Partnership which resulted in lower net income in 2016.
Critical Accounting Policies
Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, except as described below.
Impairment of Goodwill. We conduct an annual goodwill impairment test in the fourth quarter each year. During the three months ended March 31, 2016, we recognized a partial goodwill impairment of $873.3 million. Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually as of October 31, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. We may elect to perform the two-step goodwill impairment test without completing a qualitative assessment. If a two-step goodwill impairment test is elected or required, the first step involves comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the second step of the process involves comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, the excess of the carrying value over the implied fair value is recognized as an impairment loss. During February 2016, we determined that continued further weakness in the overall energy sector driven by low commodity prices together with a further decline in our unit price and the Partnership's unit price subsequent to year-end caused a change in circumstances warranting an interim impairment test. Based on these triggering events, we performed a goodwill impairment analysis on all reporting units.
We and the Partnership perform our goodwill assessments at the reporting unit level for all reporting units. The Partnership uses a discounted cash flow analysis to perform the assessments. We use a market approach to perform the assessment for our Corporate reporting unit. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year multiples, control premium and estimated future cash flows including volume and price forecasts and estimated operating and general and administrative costs. In estimating cash flows, the Partnership incorporates current and historical market and financial information, among other factors.
Using the fair value approaches described above, in step one of the goodwill impairment test, we and the Partnership determined that the estimated fair values of the Partnership's Texas and Crude and Condensate reporting units and our Corporate reporting unit were less than their respective carrying amounts. At the Partnership's Texas and Crude and Condensate reporting units, this is primarily related to increases in the discount rate subsequent to year-end. For our Corporate reporting unit, this is primarily due to a further decline in our unit price subsequent to year-end. The second step of the goodwill impairment test at the Partnership measures the amount of impairment loss and involves allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Through the analysis, a goodwill impairment loss for the Texas, Crude and Condensate, and Corporate reporting units in the amount of $873.3 million was recognized for the three months ended March 31, 2016, which is included in impairment expense in the Condensed Consolidated Statements of Operations.
As of March 31, 2016, the goodwill allocated to the Partnership's Crude and Condensate reporting unit was fully impaired. We concluded that the fair value of goodwill of the Partnership's Oklahoma reporting unit substantially exceeded its carrying value, and the entire amount of goodwill disclosed on the Condensed Consolidated Balance Sheet associated with the remaining reporting unit is recoverable. However, the fair value of the Partnership's Texas reporting unit and our Corporate reporting unit are not substantially in excess of their carrying value. The fair value of the Partnership's Texas reporting unit and our Corporate reporting unit approximates its carrying value after considering the impairment loss above. As of March 31, 2016, we had $230.4 million of goodwill allocated to the Partnership's Texas reporting unit and $1,119.9 million allocated to our Corporate reporting unit.
Our and the Partnership's respective impairment determinations involved significant assumptions and judgments, as discussed above. Differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with our and the Partnership's assumptions and estimates, or assumptions and estimates change due to new information, we and the Partnership may be exposed to additional goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. The estimated fair values of our Corporate reporting unit and the Partnership's Texas reporting unit may be impacted in the future by a further decline in our unit price or the Partnership's unit price or a continuing prolonged period of lower commodity prices which may adversely affect the Partnership's estimate of future cash flows all of which could result in future goodwill impairment charges.

Liquidity and Capital Resources
Cash Flows from Operating Activities. Net cash provided by operating activities was $194.4 million for the three months ended March 31, 2016 compared to $170.7 million for the three months ended March 31, 2015. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Operating cash flows before changes in working capital	$152.2	$135.7
Changes in working capital	$42.2	$35.0
The primary reason for the increase in operating cash flows before changes in working capital of $16.5 million from 2015 to 2016 relates to an increase in gross operating margin from the acquired Coronado, Matador, Deadwood and TOM assets. The change in working capital for 2016 related to fluctuations in trade receivable and payable balances is due to timing of collection and payments and changes in inventory balances due to normal operating fluctuations.
Cash Flows from Investing Activities. Net cash used in investing activities was $932.9 million for the three months ended March 31, 2016 and $469.0 million for the three months ended March 31, 2015. Our primary investing cash flows were acquisition costs and capital expenditures, net of accrued amounts, as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Growth capital expenditures	$127.9	$149.4
Maintenance capital expenditures	7.5	11.7
Acquisition of businesses	796.8	312.0
Proceeds from sale of property	(0.2)	—
Investment in unconsolidated affiliate investments	7.1	—
Distribution from unconsolidated affiliate investments in excess of earnings	(6.2)	(4.1)
Total	$932.9	$469.0
Growth capital expenditures decreased $21.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The decrease is primarily attributable to the Partnership's ORV and Permian assets due to the completions of the E2 compression and stabilization facilities and the Bearkat natural gas processing plant and rich gas gathering system in 2015. This decrease is partially offset by an increase in growth capital expenditures in the Partnership's Oklahoma segment for the TOM assets.
Maintenance capital expenditures decreased $4.2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease is primarily attributable to decreases in compressor overhauls and repairs in the Partnership's Texas and Oklahoma segments.
Acquisition expenditures increased $484.8 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. Acquisition of business during the three months ended March 31, 2016 included the Tall Oak acquisition. Acquisition of businesses during the three months ended March 31, 2015 included the LPC and Coronado acquisitions.
During the first quarter of 2016, we had an investment in unconsolidated affiliate of $7.1 million related to the Partnership’s contributions to HEP. Although the Partnership is receiving quarterly distributions from HEP, the Partnership’s quarterly contributions to HEP to fund its share of HEP’s Nueva Era Pipeline discussed above under “Recent Developments” will be in excess of such distributions during 2016.

Cash Flows from Financing Activities. Net cash provided by financing activities was $726.3 million and $339.7 million for the three months ended March 31, 2016 and 2015, respectively. Our primary financing activities consist of the following (in millions):

	Three Months Ended March 31,
	2016	2015
Net borrowings on Partnership's credit facility	$129.0	$472.0
Net borrowings on Company's credit facility	9.3	—
Net repayments under capital lease obligations	(1.1)	(1.0)
Debt financing costs	(0.3)	(1.8)
Proceeds from issuance of Partnership common units	2.1	2.2
Proceeds from issuance of Partnership preferred units	724.5	—
Distributions to unitholders and Devon also represent a primary use of cash in financing activities. Total cash distributions made during the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Distributions to members	$46.3	$38.8
Distribution to non-controlling partners	$93.1	$85.8
The Partnership received contributions from Devon of $1.4 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively, which related to the reimbursement of employee costs. For the three months ended March 31, 2015, the Partnership also received a contribution from Devon of $5.7 million related to the VEX pipeline.
In order to reduce our interest costs, we do not borrow money to fund outstanding checks until they are presented to the bank. Fluctuations in drafts payable are caused by timing of disbursements, cash receipts and draws on our credit facility. We borrow money under our credit facility to fund checks as they are presented. Changes in drafts payable for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Decrease in drafts payable	$—	$(12.7)
Uncertainties. The Partnership owns and operates a high-pressure pipeline and underground natural gas and NGL storage reservoirs and associated facilities near Bayou Corne, Louisiana. In August 2012, a large sinkhole formed in the vicinity of this pipeline and underground storage reservoirs. The Partnership is seeking to recover its losses from responsible parties. The Partnership has sued Texas Brine Company, LLC (“Texas Brine”), the operator of a failed cavern in the area and its insurers, seeking recovery for these losses.  The Partnership has also sued Occidental Chemical Company and Legacy Vulcan Corp. f/k/a Vulcan Materials Company, two Chlor-Alkali plant operators that participated in Texas Brine’s operational decisions regarding the mining of the failed cavern. The Partnership also filed a claim with its insurers, which the Partnership's insurers denied. The Partnership disputed the denial and has also sued its insurers. In August 2014, the Partnership received a partial settlement with respect to the Texas Brine claims in the amount of $6.1 million, but additional claims remain outstanding. The Partnership cannot give assurance that the Partnership will be able to fully recover its losses through insurance recovery or claims against responsible parties.
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
The Partnership expects to fund its remaining 2016 capital expenditures, including capital contributions to its unconsolidated affiliate investments, as follows (in millions):

2016
Growth Capital Expenditures
Texas segment	$102 - 122
Louisiana segment	40 - 50
Oklahoma segment	103 - 133
Crude and Condensate segment	2 - 7
Corporate segment	71 - 131
Total	$318 - 443

Maintenance Capital Expenditures	$22.0
The Partnership's primary capital projects for 2016 include completing construction of its Lobo II plant and gathering system in its Texas segment, commencing construction of its Marathon joint venture NGL pipeline in its Louisiana segment, developing its TOM assets in its Oklahoma segment and investing in HEP to fund its equity share of HEP's pipeline expansion projects in its Corporate segment. See “Recent Developments” for further details.
The Partnership expects to fund the growth capital expenditures from the proceeds of borrowing under the Partnership credit facility discussed below and proceeds from other debt and equity sources. The Company expects to fund its share of TOM's growth capital expenditures from the proceeds of borrowings under its credit facility. The Partnership expects to fund its 2016 maintenance capital expenditures from operating cash flows. In 2016, it is possible that not all of the planned projects will be commenced or completed. The Partnership's ability to pay distributions to its unitholders, and to fund planned capital expenditures and to make acquisitions will depend upon future operating performance, which will be affected by prevailing economic conditions in the industry and financial, business and other factors, some of which are beyond its control.
Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of March 31, 2016.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of March 31, 2016 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations	$2,662.5	$—	$—	$—	$400.0	$—	$2,262.5
Partnership credit facility	543.0	—	—	—	—	543.0	—
Company credit facility	9.3	—	—	—	9.3	—	—
Other debt	0.2	0.1	0.1	—	—	—	—
Interest payable on fixed long-term debt obligations	1,843.3	120.0	120.0	120.0	114.6	109.2	1,259.5
Capital lease obligations	14.9	3.1	5.4	3.0	1.6	1.8	—
Operating lease obligations	139.3	13.2	16.5	16.3	11.9	8.7	72.7
Purchase obligations	56.4	56.4	—	—	—	—	—
Delivery contract obligation	58.3	13.5	17.9	17.9	9.0	—	—
Pipeline capacity and deficiency agreements (1)	57.7	8.9	13.8	15.5	11.4	8.1	—
Inactive easement commitment (2)	7.0	1.0	1.0	1.0	1.0	1.0	2.0
Uncertain tax position obligations	1.5	0.5	0.6	0.3	0.1	—	—
Installment payable obligations (3)	500.0	—	250.0	250.0	—	—	—
Total contractual obligations	$5,893.4	$216.7	$425.3	$424.0	$558.9	$671.8	$3,596.7

(1)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(2)	Amounts related to inactive easements paid as utilized by the Partnership with balance due at end of 10 years if not utilized.

(3)	Amounts relate to the Partnership's partial consideration of the Tall Oak acquisition with balances due on January 7, 2017 and 2018.
The above table does not include any physical or financial contract purchase commitments for natural gas due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.
The interest payable under the Partnership’s credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time. However, given the same borrowing amount and rates in effect at March 31, 2016, the cash obligation for interest expense on the Partnership’s credit facility would be approximately $11.9 million per year or approximately $9.0 million for the remainder of 2016.
The interest payable under the Company's credit facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time. However, given the same borrowing amount and rates in effect at March 31, 2016, the cash obligation for interest expense on the Company’s credit facility would be approximately $0.4 million per year or approximately $0.3 million for the remainder of 2016.

Indebtedness
As of March 31, 2016 and December 31, 2015, long-term debt consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Partnership credit facility (due 2020), interest based on Prime and/or LIBOR plus an applicable margin, interest rate at March 31, 2016 and December 31, 2015 was 2.2% and 1.8%, respectively	$543.0	$414.0
Company credit facility (due 2019), interest based on LIBOR plus an applicable margin, interest rate at March 31, 2016 was 4.25%	9.3	—
The Partnership's senior unsecured notes (due 2019), net of discount of $0.4 million at March 31, 2016 and $0.4 million at December 31, 2015, which bear interest at the rate of 2.70%	399.6	399.6
The Partnership's senior unsecured notes (due 2022), including a premium of $18.2 million at March 31, 2016 and $18.9 million at December 31, 2015, which bear interest at the rate of 7.125%	180.7	181.4
The Partnership's senior unsecured notes (due 2024), net of premium of $2.8 million at March 31, 2016 and $2.9 million at December 31, 2015, which bear interest at the rate of 4.40%	552.8	552.9
The Partnership's senior unsecured notes (due 2025), net of discount of $1.2 million at March 31, 2016 and $1.2 million at December 31, 2015, which bear interest at the rate of 4.15%	748.8	748.8
The Partnership's senior unsecured notes (due 2044), net of discount of $0.3 million at March 31, 2016 and $0.2 million at December 31, 2015, which bear interest at the rate of 5.60%	349.7	349.8
The Partnership's senior unsecured notes (due 2045), net of discount of $6.8 million at March 31, 2016 and $6.9 million at December 31, 2015, which bear interest at the rate of 5.05%	443.2	443.1
Debt issuance cost, net of amortization of $6.0 million at March 31, 2016 and $5.1 million at December 31, 2015.	(23.1)	(23.8)
Other debt	0.2	0.2
Debt classified as long-term	$3,204.2	$3,066.0
Company Credit Facility. The Company has a $250.0 million revolving credit facility, which includes a $125.0 million letter of credit subfacility (the “credit facility”). Our obligations under the credit facility are guaranteed by two of our wholly-owned subsidiaries and secured by first priority liens on (i) 88,528,451 Partnership common units and the 100% membership interest in the General Partner indirectly held by us, (ii) the 100% equity interest in each of our wholly-owned subsidiaries held by us and (iii) any additional equity interests subsequently pledged as collateral under the credit facility.
As of March 31, 2016 there were $9.3 million borrowings under the credit facility, leaving approximately $240.7 million available for future borrowing based on the borrowing capacity of $250.0 million.
Partnership Credit Facility.  As of March 31, 2016, there were $10.8 million in outstanding letters of credit and $543.0 million of outstanding borrowings under the Partnership’s credit facility, leaving approximately $946.2 million available for future borrowing based on the borrowing capacity of $1.5 billion.
See Note 6 to the condensed consolidated financial statements titled “Long-Term Debt” for further details.
Recent Accounting Pronouncements
In January 2016, we adopted ASU 2015-03, Interest - Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. The update requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability and requires retrospective application.  The application of this new accounting guidance resulted in the reclassification of $23.8 million of debt issuance costs from “Other Assets, Net” to “Long-term debt” in our accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.
In January 2016, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes on a prospective basis. This new standard required that deferred tax assets and liabilities be classified as noncurrent in our Condensed Consolidated Balance Sheet as of March 31, 2016.
In January 2016, we adopted ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation (“ASU 2016-09”). First, the new standard will require all of the tax effects related to share-based payments at settlement (or expiration) to be recorded through the income statement, and is required to be applied prospectively. Second, the new standard also allows entities to withhold taxes of an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in liability classification of the award, and is required to be adopted using a modified retrospective approach. Third, under the ASU, forfeitures can be estimated, as currently required, or recognized when they occur. If elected, the change to recognize forfeitures when they occur must be adopted using a modified retrospective approach. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (“ASU 2016-08”). The new standard retained the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer, and revised and clarified the indicators to evaluate when making this determination. ASU 2016-08 has the same effective date and transition requirements as the new revenue standard, which is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Early application is permitted for annual reporting periods beginning after December 15, 2016. The update will have no impact on our condensed consolidated financial statements or related disclosures.
In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The new standard eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. Investors should add the cost of acquiring the additional interest in the investee (if any) to the current basis of their previously held interest. ASU 2016-07 is effective for annual reporting periods beginning after December 15, 2016 including interim periods within those annual periods. Early adoption is permitted. We do not expect this standard to impact our condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) - Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”). Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance is replaced with a new model applicable to both lessees and lessors. Additional revisions have been made to embedded leases, reassessment requirements, and lease term assessments including variable lease payment, discount rate, and lease incentives. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 including interim periods within those annual periods. Early adoption is permitted, and is required to be adopted using a modified retrospective transition. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). Under this new standard, the FASB issued new guidance related to accounting for unconsolidated affiliate investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017 including interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact this standard will have on our condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 will replace existing revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which the Partnership expects to be entitled in exchange for transferring goods or services to a customer. The new standard will also require significantly expanded disclosures regarding the qualitative and quantitative information of the Partnership's nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and is to be applied retrospectively, with early application permitted for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact the pronouncement will have on our condensed consolidated financial statements and related disclosures.

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
The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any future new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition and our results of operations.

Commodity Price Risk
We are subject to significant risks due to fluctuations in commodity prices. Our exposure to these risks is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements as summarized below. Approximately 92% of our processing margins are from fixed-fee based contracts for the three months ended March 31, 2016.

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
The following table sets forth certain information related to derivative instruments outstanding at March 31, 2016 mitigating the risks associated with the gas processing and fractionation components of the Partnership's business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by OPIS. The relevant index price for Natural Gas is Henry Hub Gas Daily is as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume		We Pay	We Receive *	Fair Value Asset/(Liability)
						(in millions)
April 2016 - December 2016	Ethane	415	(MBbls)	$0.2930/gal	Index	$(1.8)
April 2016 - March 2017	Propane	744	(MBbls)	Index	$0.7434/gal	8.7
April 2016 - March 2017	Normal Butane	181	(MBbls)	Index	$0.5554/gal	0.1
April 2016 - March 2017	Natural Gasoline	90	(MBbls)	Index	$0.8993gal	0.1
April 2016 - March 2017	Natural Gas	12,764	(MMBtu/d)	Index	$2.5574/MMbtu*	0.4
April 2016 - June 2016	Condensate	106	(MBbls)	Index	$38.92/bbl	(0.2)
						$7.3
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
As of March 31, 2016, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements and other derivative instruments were a net fair value asset of $7.3 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $3.4 million in the net fair value of these contracts as of March 31, 2016.
Interest Rate Risk
The Company is exposed to interest rate risk on our variable rate credit facility. At March 31, 2016, the credit facility had $9.3 million in outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $0.1 million for the year.
The Partnership is exposed to interest rate risk on its variable rate credit facility. At March 31, 2016, the Partnership's credit facility had $543.0 million in outstanding borrowings under this facility. A 1% increase or decrease in interest rates would change its annual interest expense by approximately $5.4 million for the year. The Partnership is not exposed to changes in interest rates with respect to its senior unsecured notes due in 2019, 2022, 2024, 2025, 2044, or 2045 as these are fixed-rate obligations. The estimated fair value of the Partnership's senior unsecured notes was approximately $2,085.8 million as of March 31, 2016, based on market prices of similar debt at March 31, 2016. Market risk is estimated as the potential decrease in fair value of the Partnership's long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in approximately a $153.2 million decrease in fair value of the Partnership's senior unsecured notes at March 31, 2016.
 Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2016), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Information about risk factors does not differ materially from that set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 6. Exhibits

The exhibits filed as part of this report are as follows (exhibits incorporated by reference are set forth with the name of the registrant, the type of report and registration number or last date of the period for which it was filed, and the exhibit number in such filing):

Number		Description
2.1**	—
TOM-STACK Securities Purchase Agreement, dated as of December 6, 2015, among Tall Oak Midstream, LLC, FE-STACK, LLC, TOM-STACK Holdings, LLC, TOM STACK, LLC, EnLink TOM Holdings, LP and EnLink Midstream, LLC and, solely for purposes of Section 6.19 thereof, EnLink Midstream Partners, LP (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 7, 2015, filed with the Commission on December 7, 2015, file No. 001-36340).

2.2**	—
TOMPC Securities Purchase Agreement, dated as of December 6, 2015, among TOMPC LLC, Tall Oak Midstream, LLC, EnLink TOM Holdings, LP, and EnLink Midstream, LLC and, solely for purposes of Section 6.19 thereof, EnLink Midstream Partners, LP (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 7, 2015, filed with the Commission on December 7, 2015, file No. 001-36340).

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
Eighth Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP dated January 7, 2016 (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 12, 2016, filed with the Commission on January 12, 2016, file No. 001-36340).

3.11	—	Certificate of Formation of EnLink Midstream GP, LLC (incorporated by reference to Exhibit 3.7 to EnLink Midstream Partners, LP's Registration Statement on Form S-1, file No. 333-97779).
3.12	—
Certificate of Amendment to the Certificate of Formation of EnLink Midstream GP, LLC (incorporated by reference to Exhibit 3.2 to EnLink Midstream Partners, LP’s Registration Statement on Form S-3, file No. 333-194465).

3.13	—
Third Amended and Restated Limited Liability Company Agreement of EnLink Midstream GP, LLC, dated as of July 7, 2014 (incorporated by reference to Exhibit 3.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated July 7, 2014, filed with the Commission on July 7, 2014, file No. 001-36340).

3.14	—
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

10.1	—
Board Representation Agreement, dated as of January 7, 2016, by and among EnLink Midstream GP, LLC, EnLink Midstream Partners, LP, EnLink Midstream, Inc. and TPG VII Management, LLC (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 12, 2016, filed with the Commission on January 12, 2016, file No. 001-36340).

10.2†	—
EnLink Midstream GP, LLC Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated March 3, 2016, filed with the Commission on March 9, 2016).

10.3†	—
Form of Performance Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.3 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

10.4†	—
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.4 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016).

31.1*	—	Certification of the Principal Executive Officer.
31.2*	—	Certification of the Principal Financial Officer.
32.1*	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	—
The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended March 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (v) the Notes to Condensed Consolidated Financial Statements.

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

May 4, 2016