Form 10-Q
period 2018-06-30
EnLink Midstream, LLC
filed 2018-08-01
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, the Registrant had 181,132,896 common units outstanding.

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
Ascension JV
Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.

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
EOGP
EnLink Oklahoma Gas Processing, LP or EnLink Oklahoma Gas Processing, LP together with, when applicable, its consolidated subsidiaries. EOGP is a partnership in which ENLK and ENLC hold an approximate 84% and 16% interest, respectively.

FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK, which owns a 0.4% general partner interest and all of the incentive distribution rights in ENLK.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, or its affiliates, including GIP III Stetson I, L.P. and GIP III Stetson II, L.P.
Greater Chickadee	Crude oil gathering system in Upton and Midland counties, Texas in the Permian Basin.
Gross Operating Margin	A non-GAAP financial measure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for the definition and other information.
HEP	Howard Energy Partners. ENLK sold its 31% ownership interest in HEP in March 2017.
ISDAs	International Swaps and Derivatives Association Agreements.

Mcf	Thousand cubic feet.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP, an affiliate of ENLK’s joint venture partner in the Delaware Basin JV.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins in West Texas.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Series B Preferred Units	ENLK’s Series B Cumulative Convertible Preferred Units.
Series C Preferred Units	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
VEX	ENLK’s Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in South Texas.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC
Consolidated Balance Sheets
(In millions, except unit data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36.8	$31.2
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.3, respectively	73.2	50.1
Accrued revenue and other	579.4	576.6
Related party	122.7	102.8
Fair value of derivative assets	4.0	6.8
Natural gas and NGLs inventory, prepaid expenses, and other	99.1	41.2
Total current assets	915.2	808.7
Property and equipment, net of accumulated depreciation of $2,745.8 and $2,533.0, respectively	6,763.2	6,587.0
Intangible assets, net of accumulated amortization of $360.4 and $298.7, respectively	1,435.4	1,497.1
Goodwill	1,542.2	1,542.2
Investment in unconsolidated affiliates	85.5	89.4
Other assets, net	42.1	13.4
Total assets	$10,783.6	$10,537.8
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$115.2	$66.9
Accounts payable to related party	30.5	16.3
Accrued gas, NGLs, condensate, and crude oil purchases	509.2	476.1
Fair value of derivative liabilities	10.7	8.4
Installment payable, net of discount of $0.5 at December 31, 2017	—	249.5
Current maturities of long-term debt	483.7	—
Other current liabilities	206.4	222.9
Total current liabilities	1,355.7	1,040.1
Long-term debt	3,590.2	3,542.1
Asset retirement obligations	14.5	14.2
Other long-term liabilities	21.2	33.9
Deferred tax liability	358.0	346.2
Fair value of derivative liabilities	8.9	—

Redeemable non-controlling interest	4.6	4.6

Members’ equity:
Members’ equity (181,051,875 and 180,600,728 units issued and outstanding, respectively)	1,871.9	1,924.2
Accumulated other comprehensive loss	(2.0)	(2.0)
Non-controlling interest	3,560.6	3,634.5
Total members’ equity	5,430.5	5,556.7
Total liabilities and members’ equity	$10,783.6	$10,537.8

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenues:
Product sales	$1,435.1	$927.2	$2,934.3	$1,917.2
Product sales—related parties	27.2	29.3	30.8	72.0
Midstream services	142.4	131.9	234.6	259.3
Midstream services—related parties	175.2	173.6	341.4	332.6
Gain (loss) on derivative activity	(15.2)	1.6	(14.7)	4.4
Total revenues	1,764.7	1,263.6	3,526.4	2,585.5
Operating costs and expenses:
Cost of sales (1)	1,325.6	932.4	2,707.1	1,934.7
Operating expenses	113.4	102.6	222.6	206.7
General and administrative	30.4	31.1	57.9	67.2
(Gain) loss on disposition of assets	1.2	(5.4)	1.3	(0.3)
Depreciation and amortization	145.3	142.5	283.4	270.8
Impairments	—	—	—	7.0
Gain on litigation settlement	—	(8.5)	—	(26.0)
Total operating costs and expenses	1,615.9	1,194.7	3,272.3	2,460.1
Operating income	148.8	68.9	254.1	125.4
Other income (expense):
Interest expense, net of interest income	(44.6)	(47.7)	(89.1)	(92.6)
Gain on extinguishment of debt	—	9.0	—	9.0
Income (loss) from unconsolidated affiliates	4.4	(0.1)	7.4	0.6
Other income (expense)	(0.1)	0.2	0.2	0.2
Total other expense	(40.3)	(38.6)	(81.5)	(82.8)
Income before non-controlling interest and income taxes	108.5	30.3	172.6	42.6
Income tax provision	(6.3)	(3.2)	(13.3)	(6.2)
Net income	102.2	27.1	159.3	36.4
Net income attributable to non-controlling interest	74.2	21.2	118.9	32.4
Net income attributable to ENLC	$28.0	$5.9	$40.4	$4.0
Net income attributable to ENLC per unit:
Basic common unit	$0.15	$0.03	$0.22	$0.02
Diluted common unit	$0.15	$0.03	$0.22	$0.02

(1)
Includes related party cost of sales of $46.7 million and $50.9 million for the three months ended June 30, 2018 and 2017, respectively, and $80.8 million and $79.6 million for the six months ended June 30, 2018 and 2017, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net income	$102.2	$27.1	$159.3	$36.4
Loss on designated cash flow hedge, net of tax benefit of $0.2 million for the three and six months ended June 30, 2017	—	(2.0)	—	(2.0)
Comprehensive income	102.2	25.1	159.3	34.4
Comprehensive income attributable to non-controlling interest	74.2	19.6	118.9	30.8
Comprehensive income attributable to EnLink Midstream, LLC	$28.0	$5.5	$40.4	$3.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statement of Changes in Members’ Equity
Six Months Ended June 30, 2018
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2017	$1,924.2	180.6	$(2.0)	$3,634.5	$5,556.7	$4.6
Issuance of common units by ENLK	—	—	—	0.9	0.9	—
Conversion of restricted units for common units, net of units withheld for taxes	(3.5)	0.5	—	—	(3.5)	—
Non-controlling interest’s impact of conversion of restricted units	—	—	—	(3.4)	(3.4)	—
Unit-based compensation	8.4	—	—	8.4	16.8	—
Change in equity due to issuance of units by ENLK	(1.9)	—	—	2.5	0.6	—
Contributions from non-controlling interests	—	—	—	54.3	54.3	—
Distributions	(95.7)	—	—	(255.5)	(351.2)	—
Net income	40.4	—	—	118.9	159.3	—
Balance, June 30, 2018	$1,871.9	181.1	$(2.0)	$3,560.6	$5,430.5	$4.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$159.3	$36.4
Adjustments to reconcile net income to net cash provided by operating activities:
Impairments	—	7.0
Depreciation and amortization	283.4	270.8
Non-cash unit-based compensation	14.7	28.7
(Gain) loss on derivatives recognized in net income	14.7	(4.4)
Gain on extinguishment of debt	—	(9.0)
Cash settlements on derivatives	(0.4)	(6.0)
Amortization of debt issue costs, net discount (premium) of notes and installment payable	2.5	14.3
Distribution of earnings from unconsolidated affiliates	9.5	—
Income from unconsolidated affiliates	(7.4)	(0.6)
Non-cash revenue from contract restructuring	(45.5)	—
Other operating activities	13.2	5.8
Changes in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable, accrued revenue, and other	(46.7)	56.2
Natural gas and NGLs inventory, prepaid expenses, and other	(40.1)	(34.0)
Accounts payable, accrued gas and crude oil purchases, and other accrued liabilities	72.1	(36.1)
Net cash provided by operating activities	429.3	329.1
Cash flows from investing activities:
Additions to property and equipment	(404.4)	(471.7)
Proceeds from sale of unconsolidated affiliate investment	—	189.7
Investment in unconsolidated affiliates	(0.1)	(10.3)
Distribution from unconsolidated affiliates in excess of earnings	1.9	7.4
Other investing activities	0.8	1.3
Net cash used in investing activities	(401.8)	(283.6)
Cash flows from financing activities:
Proceeds from borrowings	1,361.8	1,800.2
Payments on borrowings	(832.0)	(1,384.9)
Payment of installment payable for EOGP acquisition	(250.0)	(250.0)
Debt financing costs	—	(5.7)
Conversion of restricted units, net of units withheld for taxes	(3.5)	(4.8)
Conversion of ENLK's restricted units, net of units withheld for taxes	(3.4)	(5.1)
Proceeds from issuance of ENLK common units	0.9	72.2
Distribution to members	(95.7)	(92.9)
Distributions to non-controlling partners	(255.5)	(202.9)
Contributions by non-controlling interests	54.3	28.5
Other financing activities	1.2	(0.4)
Net cash used in financing activities	(21.9)	(45.8)
Net increase (decrease) in cash and cash equivalents	5.6	(0.3)
Cash and cash equivalents, beginning of period	31.2	11.7
Cash and cash equivalents, end of period	$36.8	$11.4

Supplemental disclosures of cash flow information:
Cash paid for interest	$89.1	$79.1
Cash paid for income taxes	$0.4	$3.6
Non-cash investing activities:
Non-cash accrual of property and equipment	$(5.0)	$(5.2)
Discounted secured term loan receivable from contract restructuring	$47.7	$—

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)
(1) General

In this report, the terms “Company” or “Registrant,” as well as the terms “ENLC,” “our,” “we,” “us,” or like terms, are sometimes used as abbreviated references to EnLink Midstream, LLC itself or EnLink Midstream, LLC together with its consolidated subsidiaries, including ENLK and its consolidated subsidiaries. References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK,” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including the Operating Partnership and EOGP.

Please read the notes to the consolidated financial statements in conjunction with the Definitions page set forth in this report prior to Part I—Financial Information.

(a)	Organization of Business

EnLink Midstream, LLC is a publicly traded Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.”

Our assets consist of equity interests in ENLK and EOGP. ENLK is a publicly traded limited partnership formed on July 12, 2002 and is engaged in the gathering, transmission, processing, and marketing of natural gas, NGLs, condensate, and crude oil, as well as providing crude oil, condensate, and brine services to producers. EOGP is a partnership held by us and ENLK and is engaged in the gathering and processing of natural gas. As of June 30, 2018, our direct and indirect interests in ENLK and EOGP consisted of the following:

•	88,528,451 common units representing an aggregate 21.6% limited partner interest in ENLK;

•	100% ownership interest in the General Partner of ENLK, which owns a 0.4% general partner interest and all of the incentive distribution rights in ENLK; and

•	16.1% limited partner interest in EOGP

Prior to July 18, 2018, subsidiaries of Devon collectively owned a 100% equity interest in ENLC’s managing member, common units of ENLC representing approximately 63.8% of the outstanding limited liability company interests in ENLC, and approximately 23.1% of the outstanding limited partner interests in ENLK. On July 18, 2018, the Devon subsidiaries sold all of these interests to GIP. See Note 15—Subsequent Event for more information regarding this transaction.

(b)	Nature of Business

We primarily focus on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our natural gas business includes connecting the wells of producers in our market areas to our gathering systems. Our gathering systems consist of networks of pipelines that collect natural gas from points at or near producing wells and transport it to our processing plants or to larger pipelines for further transmission. We operate processing plants that remove NGLs from the natural gas stream that is transported to the processing plants by our own gathering systems or by third-party pipelines. In conjunction with our gathering and processing business, we may purchase natural gas and NGLs from producers and other supply sources and sell that natural gas or NGLs to utilities, industrial consumers, marketers, and pipelines. Our transmission pipelines receive natural gas from our gathering systems and from third-party gathering and transmission systems and deliver natural gas to industrial end-users, utilities, and other pipelines.

Our fractionators separate NGLs into separate purity products, including ethane, propane, iso-butane, normal butane, and natural gasoline. Our fractionators receive NGLs primarily through our transmission lines that transport NGLs from East Texas and from our South Louisiana processing plants. Our fractionators also have the capability to receive NGLs by truck or rail

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Across our businesses, we primarily earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodities purchased. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal.

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

We generate the majority of our revenues from midstream energy services, including gathering, transmission, processing, fractionation, storage, condensate stabilization, brine services, and marketing, through various contractual arrangements, which include fee-based contract arrangements or arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin for our fee. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Revenues from both “Product sales” and “Midstream services” represent revenues from contracts with customers and are reflected on the consolidated statements of operations as follows:

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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

Based on our review of our performance obligations in our contracts with customers, we changed the consolidated statement of operations classification for certain transactions from revenue to cost of sales or from cost of sales to revenue. For the three and six months ended June 30, 2018, the reclassification of revenues and cost of sales resulted in a net decrease in revenue of approximately $163 million and $301 million, respectively, or 9% and 8%, respectively, compared to total revenues based on accounting prior to the adoption of ASC 606, with an equivalent net decrease in cost of sales. The change in total revenues as a result of the adoption of ASC 606 is made up of the following revenue line item changes (in millions):

	Increase (Decrease) in Revenue Due to ASC 606 Adoption
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Product sales	$(46)	$(78)
Product sales—related parties	(24)	(46)
Midstream services	(76)	(153)
Midstream services—related parties	(17)	(24)
Total	$(163)	$(301)

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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

For our crude oil and condensate service contracts in which we purchase the commodity, we utilize a similar approach under ASC 606 as outlined above for NGL contracts. This treatment is consistent with our accounting for crude oil and condensate service contracts prior to the adoption of ASC 606.

For our natural gas gathering and processing contracts in which we perform midstream services and also purchase the natural gas, we accounted for these contracts prior to the adoption of ASC 606 as revenue-generating contracts in which all contractually-stated fees earned for our gathering and processing services were recorded as midstream services revenue on the statements of operations. As a result of the adoption of ASC 606, we must determine if economic control of the commodities has passed from the producer to us before or after we perform our services (if at all). Control is assessed on a contract-by-contract basis by analyzing each contract’s provisions, which can include provisions for: the customer to take its residue gas and/or NGLs in-kind; fixed or actual NGL or keep-whole recovery; commodity purchase prices at weighted average sales price or market index-based pricing; and various other contract-specific considerations. Based on this control assessment, our gathering and processing contracts fall into two primary categories:

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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

applicable contract. This treatment is consistent with our accounting for our commodity marketing contracts prior to the adoption of ASC 606.

Satisfaction of Performance Obligations and Recognition of Revenue

While ASC 606 alters the line item on which certain amounts are recorded on the consolidated statements of operations, ASC 606 did not significantly affect the timing of income and expense recognition on the consolidated statements of operations. Specifically, for our commodity sales contracts, we satisfy our performance obligations at the point in time at which the commodity transfers from us to the customer. This transfer pattern aligns with our billing methodology. Therefore, we recognize product sales revenue at the time the commodity is delivered and in the amount to which we have the right to invoice the customer, which is consistent with our accounting prior to the adoption of ASC 606. For our midstream service contracts that contain revenue-generating performance obligations, we satisfy our performance obligations over time as we perform the midstream service and as the customer receives the benefit of these services over the term of the contract. As permitted by ASC 606, we are utilizing the practical expedient that allows an entity to recognize revenue in the amount to which the entity has a right to invoice, since we have a right to consideration from our customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Accordingly, we continue to recognize revenue over time as our midstream services are performed. Therefore, ASC 606 does not significantly affect the timing of revenue and expense recognition on our consolidated statements of operations, and no cumulative effect adjustment was made to the balance of equity upon our adoption of ASC 606.

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

The following table summarizes the expected impact to our consolidated statements of operations, resulting from either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below reflect the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. In addition, amounts in the table below do not represent the shortfall amounts we expect to collect under our MVC contracts as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

2018 (remaining)	$388.4
2019	235.8
2020	224.8
2021	82.2
2022	71.9
Thereafter	231.2
Total	$1,234.3

In May 2018, we restructured one of our natural gas gathering and processing contracts that included MVCs that were in effect through 2023. Prior to the contract restructuring, we expected $135.1 million in guaranteed future gross operating margin under the contract, generated from either revenue or reductions to cost of sales resulting from both gathering and processing fees as well as shortfall revenue under the MVCs. As a result of the contract restructuring, all MVC provisions were removed from the contract, and we and the counterparty entered into additional agreements pursuant to which: (i) the counterparty made a $19.7 million payment to us on the date of the contract restructuring to satisfy MVC revenue earned up to the date of the contract restructuring; (ii) the counterparty entered into a second lien secured term loan under which the counterparty will pay us $58.0 million in principal payments in various installments ending in May 2023, with interest accruing on the loan balance at 8.0% per annum beginning in 2020; and (iii) the counterparty granted to us a 1.0% term overriding royalty interest through June 2034 in each well located on leasehold interests of the counterparty and connected to the gas gathering system that we operate. As a result of the contract restructuring and in accordance with ASC 606, we recognized $45.5 million of midstream services revenue, which primarily represents the discounted present value of the second lien secured term loan receivable, in the Oklahoma segment in the second quarter of 2018. Pursuant to the contract restructuring, the terms of the restructured contract, other than the MVCs, are the same as the original contract, and we expect to continue recognizing gathering and processing fees on volumes delivered by the customer.
Contributions in Aid of Construction

The adoption of ASC 606 also alters how we account for contributions in aid of construction (“CIAC”). CIAC payments are lump sum payments from third parties to reimburse us for capital expenditures related to the construction of our operating assets and, in most cases, the connection of these operating assets to the third party’s assets. CIAC payments can be paid to us prior to the commencement of construction activities, during construction, or after construction has been completed. Prior to adoption of ASC 606 and in accordance with ASC 980, Regulated Operations (“ASC 980”), and the FERC Uniform System of Accounts, we reduced the balance of the related property and equipment by the amount of CIAC payments received. In doing so, CIAC payments previously affected the consolidated statements of operations through reduced depreciation expense over the useful lives of the related property and equipment. Upon adoption of ASC 606, we initially recognize CIAC payments received from customers as deferred revenue, which will be subsequently amortized into revenue over the term of the underlying operational contract. For CIAC payments from noncustomers and for payments related to the construction of regulated operating assets, we continue to reduce the balance of the related property and equipment in accordance with ASC 980 and the FERC Uniform System of Accounts. This change in our CIAC accounting policy was not material to our financial statements for the three and six months ended June 30, 2018.

Disaggregation of Revenue and Presentation of Prior Periods

Based on the disclosure requirements of ASC 606, we are presenting revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues. See Note 13—Segment Information for the revenue disaggregation information included in the segment information table for the three and six months ended June 30, 2018. As we adopted ASC 606 using the modified retrospective method, only the consolidated statement of operations and revenue disaggregation information for the three and six months ended June 30, 2018 are presented to conform to ASC 606 accounting and disclosure requirements. Prior periods presented in the consolidated financial statements and accompanying notes were not restated in accordance with ASC 606.

(c)	Accounting Standards to be Adopted in Future Periods

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)—Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), which establishes ASC Topic 842, Leases (“ASC 842”). Under ASC 842, lessees will need to recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and lease liability. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

standard. Existing sale-leaseback guidance is replaced with a new model applicable to both lessees and lessors. Additional revisions have been made to embedded leases, reassessment requirements, and lease term assessments including variable lease payment, discount rate, and lease incentives. ASC 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Entities are required to adopt ASC 842 using a modified retrospective transition. We will adopt ASC 842 effective January 1, 2019. We are currently assessing the impact of adopting ASC 842 and are in the process of implementing a lease accounting software tool. This assessment includes the evaluation of our current lease contracts and the analysis of contracts that may contain lease components. While we cannot currently estimate the quantitative effect that ASC 842 will have on our consolidated financial statements, the adoption of ASC 842 will increase our asset and liability balances on the consolidated balance sheets due to the required recognition of right-of-use assets and corresponding lease liabilities for all lease obligations that are currently classified as operating leases. In addition, there are industry-specific concerns with the implementation of ASC 842 that will require further evaluation before we are able to fully assess the impact of ASC 842 on our consolidated financial statements.

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

(d)    Property & Equipment

Impairment Review. In accordance with ASC 360, Property, Plant and Equipment, we evaluate long-lived assets of identifiable business activities for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment loss is recognized equal to the excess of the asset’s carrying value over its fair value. For the six months ended June 30, 2017, we recognized impairments of property and equipment of $7.0 million, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well. We did not recognize impairments for any other period presented in the consolidated statements of operations.

(3) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from 10 to 20 years.

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Six Months Ended June 30, 2018
Customer relationships, beginning of period	$1,795.8	$(298.7)	$1,497.1
Amortization expense	—	(61.7)	(61.7)
Customer relationships, end of period	$1,795.8	$(360.4)	$1,435.4

The weighted average amortization period is 15.0 years. Amortization expense was $30.9 million and $35.5 million for the three months ended June 30, 2018 and 2017, respectively, and $61.7 million and $65.0 million for the six months ended June 30, 2018 and 2017, respectively.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2018 (remaining)	$61.8
2019	123.4
2020	123.4
2021	123.4
2022	123.4
Thereafter	880.0
Total	$1,435.4

(4) Related Party Transactions

We engage in various transactions with Devon and other related parties. For the three and six months ended June 30, 2018, Devon accounted for 11.5% and 10.6% of our revenues, respectively, and for the three and six months ended June 30, 2017, Devon accounted for 15.8% and 15.3% of our revenues, respectively. We had an accounts receivable balance related to transactions with Devon of $122.1 million at June 30, 2018 and $102.7 million at December 31, 2017. Additionally, we had an accounts payable balance related to transactions with Devon of $27.0 million at June 30, 2018 and $16.3 million at December 31, 2017.

On July 18, 2018, subsidiaries of Devon sold all of their equity interests in ENLK, ENLC, and the managing member of ENLC to GIP. Accordingly, Devon is no longer an affiliate of ENLK or ENLC. The sale did not affect our commercial arrangements with Devon, except that Devon agreed to extend through 2029 certain existing, fixed-fee gathering and processing contracts related to the Bridgeport plant in North Texas and the Cana plant in Oklahoma. See Note 15—Subsequent Event for additional information regarding Devon’s sale to GIP.

For the three and six months ended June 30, 2018, we recorded cost of sales of $9.5 million and $22.5 million, respectively, and for the three and six months ended June 30, 2017, we recorded cost of sales of $4.3 million and $5.5 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. We had an accounts receivable balance related to transactions with Cedar Cove of $0.6 million at June 30, 2018. Additionally, we had an accounts payable balance related to transactions with Cedar Cove of $3.5 million at June 30, 2018. The accounts receivable and payable balances related to transactions with Cedar Cover were immaterial at December 31, 2017.

Management believes these transactions are executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(5) Long-Term Debt

As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following (in millions):

	June 30, 2018			December 31, 2017
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
ENLK credit facility due 2020 (1)	$520.0	$—	$520.0	$—	$—	$—
ENLC credit facility due 2019 (2)	84.4	—	84.4	74.6	—	74.6
ENLK’s 2.70% Senior unsecured notes due 2019	400.0	(0.1)	399.9	400.0	(0.1)	399.9
ENLK’s 4.40% Senior unsecured notes due 2024	550.0	2.0	552.0	550.0	2.2	552.2
ENLK’s 4.15% Senior unsecured notes due 2025	750.0	(0.9)	749.1	750.0	(1.0)	749.0
ENLK’s 4.85% Senior unsecured notes due 2026	500.0	(0.6)	499.4	500.0	(0.6)	499.4
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(6.3)	443.7	450.0	(6.5)	443.5
ENLK's 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,104.4	$(6.2)	$4,098.2	$3,574.6	$(6.3)	$3,568.3
Debt issuance cost (3)			(24.3)			(26.2)
Less: Current maturities of long-term debt (4)			(483.7)			—
Long-term debt, net of unamortized issuance cost			$3,590.2			$3,542.1

(1)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.6% at June 30, 2018.

(2)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.9% and 3.2% at June 30, 2018 and December 31, 2017, respectively.

(3)	Net of amortization of $14.8 million and $12.9 million at June 30, 2018 and December 31, 2017, respectively.

(4)
The outstanding balance, net of debt issuance costs, of the ENLC Credit Facility and ENLK’s 2.70% senior unsecured notes as of June 30, 2018 are classified as “Current maturities of long-term debt” on the consolidated balance sheet as the ENLC Credit Facility matures on March 7, 2019, and ENLK’s 2.70% senior unsecured notes mature on April 1, 2019.

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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

On June 20, 2018, we amended the change of control provisions of the ENLC Credit Facility to, among other things, designate GIP as Qualifying Owners (as defined in the ENLC Credit Facility). At June 30, 2018, ENLC was in compliance and expects to be in compliance with the covenants in the ENLC Credit Facility through its maturity date.

As of June 30, 2018, there were no outstanding letters of credit and $84.4 million in outstanding borrowings under the ENLC Credit Facility, leaving approximately $165.6 million available for future borrowing.

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

On June 20, 2018, ENLK amended the change of control provisions of the ENLK Credit Facility to, among other things, designate GIP as Qualifying Owners (as defined in the ENLK Credit Facility). At June 30, 2018, ENLK was in compliance and expects to be in compliance with the covenants in the ENLK Credit Facility for at least the next twelve months.

As of June 30, 2018, there were $9.3 million in outstanding letters of credit and $520.0 million outstanding borrowings under the ENLK Credit Facility, leaving approximately $970.7 million available for future borrowing.

All other material terms and conditions of the ENLC Credit Facility, the ENLK Credit Facility, and outstanding senior unsecured notes are described in Part II, “Item 8. Financial Statements and Supplementary Data—Note 6” in our Annual Report on Form 10-K for the year ended December 31, 2017.

(6) Income Taxes

Income taxes included on the consolidated financial statements were as follows for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current income tax provision (benefit)	$(0.3)	$(1.0)	$0.9	$(0.2)
Deferred income tax provision	6.6	4.2	$12.4	$6.4
Total income tax provision	$6.3	$3.2	$13.3	$6.2

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following schedule reconciles total income tax expense and the amount calculated by applying the statutory U.S. federal tax rate to income before income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected income tax provision based on federal statutory rate (1)	$7.2	$3.1	$11.3	$3.5
State income taxes expense, net of federal tax benefit	0.8	0.3	1.3	0.3
Income tax expense (benefit) from ENLK	(2.0)	(0.3)	(1.0)	0.2
Unit-based compensation	(0.1)	—	1.5	2.3
Other	0.4	0.1	0.2	(0.1)
Total income tax provision	$6.3	$3.2	$13.3	$6.2

(1)	The statutory federal tax rate for corporations was 21% at June 30, 2018 and 35% at June 30, 2017.

(7) Certain Provisions of the Partnership Agreement

(a)	Issuance of ENLK Common Units

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

For the six months ended June 30, 2018, ENLK sold an aggregate of approximately 0.1 million common units under the 2017 EDA, generating proceeds of approximately $0.9 million (net of less than $0.1 million of commissions paid to the Sales Agents). ENLK used the net proceeds for general partnership purposes. As of June 30, 2018, approximately $564.5 million in aggregate gross proceeds remains available to be issued under the 2017 EDA.

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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the distribution activity relating to the Series B Preferred Units during the six months ended June 30, 2018 and 2017 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash Distribution (in millions)	Date paid/payable
2018
Fourth Quarter of 2017	413,658	$16.0	February 13, 2018
First Quarter of 2018	416,657	$16.2	May 14, 2018
Second Quarter of 2018	419,678	$16.3	August 13, 2018

2017
Fourth Quarter of 2016	1,130,131	$—	February 13, 2017
First Quarter of 2017	1,154,147	$—	May 12, 2017
Second Quarter of 2017	1,178,672	$—	August 11, 2017

(c)	ENLK Series C Preferred Units

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The distribution rate for the Series C Preferred Units is 6.0% per annum, and ENLK distributed $12.0 million to holders of Series C Preferred Units during the six months ended June 30, 2018.

(d)	ENLK Common Unit Distributions

Unless restricted by the terms of the ENLK Credit Facility and/or the indentures governing ENLK’s senior unsecured notes, ENLK must make distributions of 100% of available cash, as defined in its partnership agreement, within 45 days following the end of each quarter. Distributions of available cash are made to the General Partner in accordance with its current percentage interest with the remainder to the common unitholders, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions are achieved. The General Partner is not entitled to incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units convert into common units or (ii) the Series C Preferred Units.

The General Partner owns the general partner interest in ENLK and all incentive distribution rights in ENLK. The General Partner is entitled to receive incentive distributions if the amount ENLK distributes with respect to any quarter exceeds levels specified in its partnership agreement. Under the quarterly incentive distribution provisions, the General Partner is entitled to 13.0% of amounts ENLK distributes in excess of $0.25 per unit, 23.0% of the amounts ENLK distributes in excess of $0.3125 per unit, and 48.0% of amounts ENLK distributes in excess of $0.375 per unit.

A summary of ENLK’s distribution activity relating to the common units during the six months ended June 30, 2018 and 2017 is provided below:

Declaration period	Distribution/unit	Date paid/payable
2018
Fourth Quarter of 2017	$0.39	February 13, 2018
First Quarter of 2018	$0.39	May 14, 2018
Second Quarter of 2018	$0.39	August 13, 2018

2017
Fourth Quarter of 2016	$0.39	February 13, 2017
First Quarter of 2017	$0.39	May 12, 2017
Second Quarter of 2017	$0.39	August 11, 2017

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(e)	Allocation of ENLK Income

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income allocation for incentive distributions	$14.8	$14.6	$29.6	$29.3
Unit-based compensation attributable to ENLC’s restricted units	(4.0)	(3.9)	(8.4)	(12.7)
General Partner share of net income	0.4	0.1	0.6	0.1
General Partner interest in net income	$11.2	$10.8	$21.8	$16.7

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(8) Members' Equity

(a) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
ENLC interest in net income	$28.0	$5.9	$40.4	$4.0
Distributed earnings allocated to:
Common units (1) (2)	$48.3	$46.1	$95.9	$92.0
Unvested restricted units (1) (2)	0.8	0.6	1.3	1.2
Total distributed earnings	$49.1	$46.7	$97.2	$93.2
Undistributed loss allocated to:
Common units	$(20.8)	$(40.3)	$(56.1)	$(88.1)
Unvested restricted units	(0.3)	(0.5)	(0.7)	(1.1)
Total undistributed loss	$(21.1)	$(40.8)	$(56.8)	$(89.2)
Net income allocated to:
Common units	$27.5	$5.8	$39.8	$3.9
Unvested restricted units	0.5	0.1	0.6	0.1
Total net income	$28.0	$5.9	$40.4	$4.0
Basic and diluted net income per unit:
Basic	$0.15	$0.03	$0.22	$0.02
Diluted	$0.15	$0.03	$0.22	$0.02

(1)
For the three months ended June 30, 2018 and 2017, distributed earnings represent a declared distribution of $0.267 per unit payable on August 14, 2018 and a distribution of $0.255 per unit paid on August 14, 2017, respectively.

(2)
For the six months ended June 30, 2018, distributed earnings included a distribution of $0.263 per unit paid on May 15, 2018 and a declared distribution of $0.267 per unit payable on August 14, 2018. For the six months ended June 30, 2017, distributed earnings included distributions of $0.255 per unit paid on May 15, 2017 and $0.255 per unit paid on August 14, 2017.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average units outstanding:
Weighted average common units outstanding	181.0	180.6	181.0	180.4

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	181.0	180.6	181.0	180.4
Dilutive effect of non-vested restricted units	1.2	1.1	1.0	1.2
Total weighted average diluted common units outstanding	182.2	181.7	182.0	181.6

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the periods presented.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(b) Distributions

A summary of our distribution activity relating to the ENLC common units for the six months ended June 30, 2018 and 2017, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2018
Fourth Quarter of 2017	$0.259	February 14, 2018
First Quarter of 2018	$0.263	May 15, 2018
Second Quarter 2018	$0.267	August 14, 2018

2017
Fourth Quarter of 2016	$0.255	February 14, 2017
First Quarter of 2017	$0.255	May 15, 2017
Second Quarter 2017	$0.255	August 14, 2017

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(9) Investment in Unconsolidated Affiliates

As of June 30, 2018, our unconsolidated investments consisted of a contractual right to the economic benefits and burdens associated with Devon’s 38.75% ownership in GCF and an approximate 30% ownership in the Cedar Cove JV.

The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
GCF
Distributions	$5.4	$4.4	$11.1	$7.1
Equity in income	$4.8	$—	$9.4	$4.0

HEP
Equity in loss (1)	$—	$—	$—	$(3.4)

Cedar Cove JV
Contributions	$0.1	$4.3	$0.1	$10.3
Distributions	$—	$0.1	$0.3	$0.3
Equity in loss	$(0.4)	$(0.1)	$(2.0)	$—

Total
Contributions	$0.1	$4.3	$0.1	$10.3
Distributions	$5.4	$4.5	$11.4	$7.4
Equity in income (loss) (1)	$4.4	$(0.1)	$7.4	$0.6

(1)	We sold our ownership interest in HEP during the first quarter of 2017, resulting in a loss of $3.4 million for the six months ended June 30, 2017.

The following table shows the balances related to our investment in unconsolidated affiliates as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018	December 31, 2017
GCF	$46.7	$48.4
Cedar Cove JV	38.8	41.0
Total investment in unconsolidated affiliates	$85.5	$89.4

(10) Employee Incentive Plans

(a)	Long-Term Incentive Plans

ENLC and ENLK each have similar unit-based compensation payment plans for officers and employees. ENLC grants unit-based awards under the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”), and ENLK grants unit-based awards under the amended and restated EnLink Midstream GP, LLC Long-Term Incentive Plan (the “GP Plan”).

We account for unit-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”), which requires that compensation related to all unit-based awards be recognized in the consolidated financial statements. Unit-based compensation cost is valued at fair value at the date of grant, and that grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718. Unit-based compensation associated with ENLC’s unit-based compensation

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

plan awarded to ENLC’s officers and employees is recorded by us since ENLC has no substantial or managed operating activities other than its interests in ENLK and EOGP.

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of unit-based compensation charged to operating expense	$2.3	$2.6	$4.3	$7.6
Cost of unit-based compensation charged to general and administrative expense	7.3	6.7	10.4	21.1
Total unit-based compensation expense	$9.6	$9.3	$14.7	$28.7
Non-controlling interest in unit-based compensation	$3.6	$3.5	$5.5	$10.8
Amount of related income tax benefit recognized in net income (1)	$1.2	$2.1	$1.9	$6.7

(1)
For the three and six months ended June 30, 2018, the amount of related income tax benefit recognized in net income excluded $0.1 million of income tax benefit and $1.5 million of income tax expense, respectively, related to tax deficiencies recorded upon vesting of restricted units. For the six months ended June 30, 2017, the amount of related income tax benefit recognized in net income excluded $2.3 million of income tax expense related to tax deficiencies recorded upon vesting of restricted units. There was no income tax expense or benefit related to tax deficiencies recorded upon vesting of restricted units for the three months ended June 30, 2017.

(b)	EnLink Midstream Partners, LP Restricted Incentive Units

ENLK restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLK common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2018 is provided below:

	Six Months Ended June 30, 2018
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,980,224	$15.81
Granted (1)	1,166,464	15.15
Vested (1)(2)	(601,581)	22.04
Forfeited	(148,572)	12.29
Non-vested, end of period	2,396,535	$14.14
Aggregate intrinsic value, end of period (in millions)	$37.2

(1)
Restricted incentive units typically vest at the end of three years. In March 2018, ENLK granted 200,753 restricted incentive units with a fair value of $3.0 million to officers and certain employees as bonus payments for 2017, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units included 189,584 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and six months ended June 30, 2018 and 2017 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
EnLink Midstream Partners, LP Restricted Incentive Units:	2018	2017	2018	2017
Aggregate intrinsic value of units vested	$0.4	$0.4	$9.1	$15.7
Fair value of units vested	$0.5	$0.5	$13.3	$21.0

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2018, there was $20.2 million of unrecognized compensation cost related to non-vested ENLK restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.9 years.

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

EnLink Midstream Partners, LP Performance Units:	March 2018
Beginning TSR price	$15.44
Risk-free interest rate	2.38%
Volatility factor	43.85%
Distribution yield	10.5%

The following table presents a summary of the performance units:

	Six Months Ended June 30, 2018
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	585,285	$20.52
Granted	256,345	19.24
Vested (1)	(115,328)	35.39
Forfeited	(76,351)	16.62
Non-vested, end of period	649,951	$17.83
Aggregate intrinsic value, end of period (in millions)	$10.1

(1)	Vested units included 34,069 units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the six months ended June 30, 2018 is provided below (in millions). No performance units vested for the three months ended June 30, 2018 or for the three and six months ended June 30, 2017.

EnLink Midstream Partners, LP Performance Units:	Six Months Ended June 30, 2018
Aggregate intrinsic value of units vested	$2.0
Fair value of units vested	$4.1

As of June 30, 2018, there was $7.4 million of unrecognized compensation cost that related to non-vested ENLK performance units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

(d)	EnLink Midstream, LLC Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2018 is provided below:

	Six Months Ended June 30, 2018
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,889,310	$16.33
Granted (1)	1,059,062	15.67
Vested (1)(2)	(556,262)	24.24
Forfeited	(138,187)	12.24
Non-vested, end of period	2,253,923	$14.32
Aggregate intrinsic value, end of period (in millions)	$37.1

(1)
Restricted incentive units typically vest at the end of three years. In March 2018, ENLC granted 194,185 restricted incentive units with a fair value of $3.0 million to officers and certain employees as bonus payments for 2017, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units included 178,824 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and six months ended June 30, 2018 and 2017 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
EnLink Midstream, LLC Restricted Incentive Units:	2018	2017	2018	2017
Aggregate intrinsic value of units vested	$0.4	$0.3	$9.3	$14.6
Fair value of units vested	$0.4	$0.4	$13.5	$20.8

As of June 30, 2018, there was $19.2 million of unrecognized compensation cost related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted-average period of 1.9 years.

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

EnLink Midstream, LLC Performance Units:	March 2018
Beginning TSR price	$16.55
Risk-free interest rate	2.38%
Volatility factor	51.36%
Distribution yield	6.7%

The following table presents a summary of the performance units:

	Six Months Ended June 30, 2018
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	548,839	$22.14
Granted	223,865	21.63
Vested (1)	(102,555)	40.48
Forfeited	(70,918)	17.75
Non-vested, end of period	599,231	$19.33
Aggregate intrinsic value, end of period (in millions)	$9.9

(1)	Vested units included 28,846 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the six months ended June 30, 2018 is provided below (in millions). No performance units vested for the three months ended June 30, 2018 or for the three and six months ended June 30, 2017.

EnLink Midstream, LLC Performance Units:	Six Months Ended June 30, 2018
Aggregate intrinsic value of units vested	$1.9
Fair value of units vested	$4.2

As of June 30, 2018, there was $7.5 million of unrecognized compensation cost that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

In May 2017, we entered into an interest rate swap in connection with the issuance of ENLK’s 5.45% senior unsecured notes due 2047 (the “2047 Notes”). In accordance with ASC 815, we designated this swap as a cash flow hedge. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated comprehensive loss on the consolidated balance sheets. We will amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge. For the three and six months ended June 30, 2018, we amortized an immaterial amount of the settlement loss into interest expense from accumulated other comprehensive income (loss). We expect to recognize $0.1 million of interest expense out of accumulated other comprehensive income (loss) over the next twelve months. We have no open interest rate swap position as of June 30, 2018.

Commodity Swaps

We manage our exposure to changes in commodity prices by hedging the impact of market fluctuations. Commodity swaps are used both to manage and hedge price and location risk related to these market exposures and to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of crude, condensate, natural gas, and NGLs. We do not designate commodity swaps as cash flow or fair value hedges for hedge accounting treatment under ASC 815. Therefore, changes in the fair value of our derivatives are recorded in revenue in the period incurred. In addition, our risk management policy does not allow us to take speculative positions with our derivative contracts.

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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in fair value of derivatives	$(10.5)	$1.8	$(14.0)	$7.1
Realized loss on derivatives	(4.7)	(0.2)	(0.7)	(2.7)
Gain (loss) on derivative activity	$(15.2)	$1.6	$(14.7)	$4.4

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	June 30, 2018	December 31, 2017
Fair value of derivative assets—current	$4.0	$6.8
Fair value of derivative liabilities—current	(10.7)	(8.4)
Fair value of derivative liabilities—long-term	(8.9)	—
Net fair value of derivatives	$(15.6)	$(1.6)

As of June 30, 2018 and December 31, 2017, there were no derivative assets classified as long-term on the consolidated balance sheets.

Set forth below are the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at June 30, 2018 (in millions). The remaining term of the contracts extend no later than October 2019.

		June 30, 2018
Commodity	Instruments	Unit	Volume	Fair Value
NGL (short contracts)	Swaps	Gallons	(46.9)	$(7.3)
NGL (long contracts)	Swaps	Gallons	17.9	0.5
Natural Gas (short contracts)	Swaps	MMBtu	(9.7)	1.4
Natural Gas (long contracts)	Swaps	MMBtu	7.5	(2.4)
Crude and condensate (short contracts)	Swaps	MMbbls	(8.8)	(12.1)
Crude and condensate (long contracts)	Swaps	MMbbls	1.1	4.3
Total fair value of derivatives				$(15.6)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing swap contracts, the maximum loss on our gross receivable position of $8.3 million as of June 30, 2018 would be reduced to an immaterial amount due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	June 30, 2018	December 31, 2017
Commodity Swaps (1)	$(15.6)	$(1.6)

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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,073.9	$3,795.2	$3,542.1	$3,650.2
Installment Payables	$—	$—	$249.5	$249.6
Obligations under capital lease	$3.3	$2.8	$4.1	$3.4
Secured term loan receivable	$48.5	$48.5	$—	$—

(1)
The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance costs of $24.3 million and $26.2 million at June 30, 2018 and December 31, 2017, respectively. The respective fair values do not factor in debt issuance costs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

ENLK had $520.0 million of outstanding borrowings under the ENLK Credit Facility as of June 30, 2018 and no outstanding borrowings under the ENLK Credit Facility as of December 31, 2017. ENLC had $84.4 million and $74.6 million in outstanding borrowings under the ENLC Credit Facility as of June 30, 2018 and December 31, 2017, respectively. As borrowings under the ENLK Credit Facility and ENLC Credit Facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the ENLK Credit Facility and the ENLC Credit Facility. As of June 30, 2018 and December 31, 2017, ENLK had total borrowings under senior unsecured notes of $3.5 billion maturing between 2019 and 2047 with fixed interest rates ranging from 2.7% to 5.6%. The fair values of all senior unsecured notes and installment payables as of June 30, 2018 and December 31, 2017 were based on Level 2 inputs from third-party market quotations. The fair values of obligations under capital leases and the secured term loan receivable were calculated using Level 2 inputs from third-party banks.

(13) Segment Information

Identification of the majority of our operating segments is based principally upon geographic regions served and the nature of operating activity. Our reportable segments consist of the following: natural gas gathering, processing, transmission, and fractionation operations located in North Texas and the Permian Basin primarily in West Texas (“Texas”), natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana (“Louisiana”), natural gas gathering and processing operations located throughout Oklahoma (“Oklahoma”), and crude rail, truck, pipeline, and barge facilities in West Texas, South Texas, Louisiana, Oklahoma, and the Ohio River Valley (“Crude and Condensate”). Operating activity for intersegment eliminations is shown in the Corporate segment. Our sales are derived from external domestic customers. We evaluate the performance of our operating segments based on segment profits.

Corporate assets consist primarily of cash, property, and equipment, including software, for general corporate support, debt financing costs, and unconsolidated affiliate investments in GCF and the Cedar Cove JV.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Based on the disclosure requirements of ASC 606, we are presenting revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues. As we adopted ASC 606 using the modified retrospective method, only the consolidated statement of operations and revenue disaggregation information for the three and six months ended June 30, 2018 are presented to conform to ASC 606 accounting and disclosure requirements. Prior periods presented in the consolidated financial statements and accompanying notes were not restated in accordance with ASC 606.

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Three Months Ended June 30, 2018
Natural gas sales	$56.8	$122.7	$37.9	$—	$—	$217.4
NGL sales	—	627.9	3.6	0.3	—	631.8
Crude oil and condensate sales	—	0.1	—	585.8	—	585.9
Product sales	56.8	750.7	41.5	586.1	—	1,435.1
Natural gas sales—related parties	—	—	1.9	—	—	1.9
NGL sales—related parties	134.3	28.9	140.4	—	(278.6)	25.0
Crude oil and condensate sales—related parties	15.1	0.1	23.6	1.7	(40.2)	0.3
Product sales—related parties	149.4	29.0	165.9	1.7	(318.8)	27.2
Gathering and transportation	13.5	16.7	25.6	0.9	—	56.7
Processing	9.5	1.1	47.4	—	—	58.0
NGL services	—	10.3	—	—	—	10.3
Crude services	—	—	(0.1)	15.1	—	15.0
Other services	2.2	0.2	—	—	—	2.4
Midstream services	25.2	28.3	72.9	16.0	—	142.4
Gathering and transportation—related parties	61.4	—	38.7	—	—	100.1
Processing—related parties	46.8	—	23.1	—	—	69.9
Crude services—related parties	—	—	0.7	4.3	—	5.0
Other services—related parties	0.2	—	—	—	—	0.2
Midstream services—related parties	108.4	—	62.5	4.3	—	175.2
Revenue from contracts with customers	339.8	808.0	342.8	608.1	(318.8)	1,779.9
Cost of sales	(178.7)	(723.0)	(170.3)	(572.4)	318.8	(1,325.6)
Operating expenses	(45.8)	(28.0)	(20.8)	(18.8)	—	(113.4)
Loss on derivative activity	—	—	—	—	(15.2)	(15.2)
Segment profit (loss)	$115.3	$57.0	$151.7	$16.9	$(15.2)	$325.7
Depreciation and amortization	$(53.4)	$(30.5)	$(46.4)	$(12.7)	$(2.3)	$(145.3)
Goodwill	$232.0	$—	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$44.7	$16.6	$121.0	$34.9	$1.0	$218.2

Three Months Ended June 30, 2017
Product sales	$74.6	$548.7	$27.7	$276.2	$—	$927.2
Product sales—related parties	115.5	5.4	62.4	—	(154.0)	29.3
Midstream services	28.2	56.3	33.0	14.4	—	131.9
Midstream services—related parties	107.2	35.3	59.4	5.3	(33.6)	173.6
Cost of sales	(177.0)	(575.7)	(99.0)	(268.3)	187.6	(932.4)
Operating expenses	(42.9)	(24.6)	(14.7)	(20.4)	—	(102.6)
Gain on derivative activity	—	—	—	—	1.6	1.6
Segment profit	$105.6	$45.4	$68.8	$7.2	$1.6	$228.6
Depreciation and amortization	$(59.6)	$(29.4)	$(38.6)	$(12.6)	$(2.3)	$(142.5)
Goodwill	$232.0	$—	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$39.7	$15.6	$135.0	$13.7	$14.5	$218.5

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals

Six Months Ended June 30, 2018
Natural gas sales	$139.8	$247.7	$86.0	$—	$—	$473.5
NGL sales	—	1,236.3	5.5	0.8	—	1,242.6
Crude oil and condensate sales	—	0.1	—	1,218.1	—	1,218.2
Product sales	139.8	1,484.1	91.5	1,218.9	—	2,934.3
Natural gas sales—related parties	—	—	2.4	—	—	2.4
NGL sales—related parties	227.3	34.5	240.5	—	(474.9)	27.4
Crude oil and condensate sales—related parties	26.0	0.2	45.9	1.8	(72.9)	1.0
Product sales—related parties	253.3	34.7	288.8	1.8	(547.8)	30.8
Gathering and transportation	26.7	34.3	41.2	1.7	—	103.9
Processing	13.3	1.7	56.4	—	—	71.4
NGL services	—	26.9	—	—	—	26.9
Crude services	—	—	—	27.9	—	27.9
Other services	4.0	0.4	—	0.1	—	4.5
Midstream services	44.0	63.3	97.6	29.7	—	234.6
Gathering and transportation—related parties	114.0	—	73.4	—	—	187.4
Processing—related parties	98.4	—	45.2	—	—	143.6
Crude services—related parties	—	—	1.4	8.6	—	10.0
Other services—related parties	0.4	—	—	—	—	0.4
Midstream services—related parties	212.8	—	120.0	8.6	—	341.4
Revenue from contracts with customers	649.9	1,582.1	597.9	1,259.0	(547.8)	3,541.1
Cost of sales	(340.2)	(1,409.7)	(309.3)	(1,195.7)	547.8	(2,707.1)
Operating expenses	(90.0)	(53.6)	(41.5)	(37.5)	—	(222.6)
Loss on derivative activity	—	—	—	—	(14.7)	(14.7)
Segment profit (loss)	$219.7	$118.8	$247.1	$25.8	$(14.7)	$596.7
Depreciation and amortization	$(105.9)	$(59.7)	$(88.5)	$(25.1)	$(4.2)	$(283.4)
Goodwill	$232.0	$—	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$110.0	$23.4	$219.5	$44.2	$2.3	$399.4

Six Months Ended June 30, 2017
Product sales	$159.7	$1,093.2	$42.2	$622.1	$—	$1,917.2
Product sales—related parties	222.0	15.6	126.8	0.8	(293.2)	72.0
Midstream services	56.0	109.4	60.9	33.0	—	259.3
Midstream services—related parties	212.3	64.3	108.8	8.6	(61.4)	332.6
Cost of sales	(356.2)	(1,140.4)	(187.7)	(605.0)	354.6	(1,934.7)
Operating expenses	(86.8)	(50.0)	(28.8)	(41.1)	—	(206.7)
Gain on derivative activity	—	—	—	—	4.4	4.4
Segment profit	$207.0	$92.1	$122.2	$18.4	$4.4	$444.1
Depreciation and amortization	$(109.4)	$(57.5)	$(75.1)	$(24.1)	$(4.7)	$(270.8)
Impairments	$—	$—	$—	$(7.0)	$—	$(7.0)
Goodwill	$232.0	$—	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$68.0	$48.3	$275.7	$51.1	$23.5	$466.6

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of June 30, 2018 and December 31, 2017 (in millions):

Segment Identifiable Assets:	June 30, 2018	December 31, 2017
Texas	$3,139.3	$3,094.8
Louisiana	2,391.1	2,408.5
Oklahoma	2,993.8	2,836.7
Crude and Condensate	1,005.0	929.5
Corporate	1,254.4	1,268.3
Total identifiable assets	$10,783.6	$10,537.8

The following table reconciles the segment profits reported above to the operating income as reported on the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment profit	$325.7	$228.6	$596.7	$444.1
General and administrative expenses	(30.4)	(31.1)	(57.9)	(67.2)
Gain (loss) on disposition of assets	(1.2)	5.4	(1.3)	0.3
Depreciation and amortization	(145.3)	(142.5)	(283.4)	(270.8)
Impairments	—	—	—	(7.0)
Gain on litigation settlement	—	8.5	—	26.0
Operating income	$148.8	$68.9	$254.1	$125.4

(14) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other Current Assets:	June 30, 2018	December 31, 2017
Natural gas and NGLs inventory	$60.8	$30.1
Secured term loan receivable from contract restructuring, net of discount of $1.6	17.9	—
Prepaid expenses and other	20.4	11.1
Natural gas and NGLs inventory, prepaid expenses, and other	$99.1	$41.2

Other Current Liabilities:	June 30, 2018	December 31, 2017
Accrued interest	$36.6	$35.6
Accrued wages and benefits, including taxes	18.0	30.4
Accrued ad valorem taxes	25.9	27.8
Capital expenditure accruals	41.8	48.8
Onerous performance obligations	17.9	15.2
Other	66.2	65.1
Other current liabilities	$206.4	$222.9

ENLINK MIDSTREAM, LLC
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(15) Subsequent Event

On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the managing member of ENLC to GIP. In connection with the closing of the transaction, GIP paid aggregate consideration of $3.125 billion in cash to Devon. As a result of the transaction:

•
GIP, through GIP Stetson I, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLK and the managing member of ENLC, which amount to 100% of the outstanding limited liability company interests in the managing member of ENLC and approximately 23.1% of the outstanding limited partner interests in ENLK. Through this ownership, GIP acquired control of the managing member of ENLC and ENLC, and, as a result of ENLC’s indirect ownership of ENLK’s general partner, GIP has the ability to control ENLK; and

•
GIP, through GIP Stetson II, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLC, which amount to approximately 63.8% of the outstanding limited liability company interests in ENLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Part I—Financial Information.

In this report, the terms “Company” or “Registrant,” as well as the terms “ENLC,” “our,” “we,” “us,” or like terms, are sometimes used as abbreviated references to EnLink Midstream, LLC itself or EnLink Midstream, LLC together with its consolidated subsidiaries, including ENLK and its consolidated subsidiaries. References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including the Operating Partnership and EOGP.

Overview

We are a Delaware limited liability company formed in October 2013. Our assets consist of equity interests in ENLK and EOGP. ENLK is a publicly traded limited partnership engaged in the gathering, transmission, processing, and marketing of natural gas, NGLs, condensate, and crude oil, as well as providing crude oil, condensate, and brine services to producers. EOGP is a partnership held by us and ENLK and is engaged in the gathering and processing of natural gas. As of June 30, 2018, our direct and indirect interests in ENLK and EOGP consisted of the following:

•	88,528,451 common units representing an aggregate 21.6% limited partner interest in ENLK;

•	100.0% ownership interest in the General Partner of ENLK, which owns a 0.4% general partner interest and all of the incentive distribution rights in ENLK; and

•	16.1% limited partner interest in EOGP

Each of ENLK and EOGP is required by its partnership agreement to distribute all its cash on hand at the end of each quarter, less reserves established by their respective general partners in their sole discretion to provide for the proper conduct of ENLK’s or EOGP’s business, as applicable, or to provide for future distributions.

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

•
Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities in the Cana-Woodford, Arkoma-Woodford, Northern Oklahoma Woodford, STACK, and CNOW areas;

•	Louisiana Segment. The Louisiana segment includes our natural gas pipelines, natural gas processing plants, storage facilities, fractionation facilities, and NGL assets located in Louisiana;

•
Crude and Condensate Segment. The Crude and Condensate segment includes our ORV crude oil, condensate, condensate stabilization, natural gas compression, and brine disposal activities in the Utica and Marcellus Shales, our crude oil operations in the Permian Basin and Central Oklahoma, and our crude oil activities associated with VEX located in the Eagle Ford Shale; and

•
Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in South Texas, and our general corporate property, goodwill, and expenses.

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 93% of our gross operating margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the six months ended June 30, 2018. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

Devon is one of our primary customers. For the three and six months ended June 30, 2018, approximately 37.7% and 38.3% of our gross operating margin, respectively, was attributable to commercial contracts with Devon.

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

On occasion we have entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and we capture the difference in the indices (also referred to as “basis spread”), less the transportation expenses from the two areas, as our fee. Changes in the basis spread can increase or decrease our margins or potentially result in losses. For example, we are a party to one contract associated with our North Texas operations with a term ending June 2019 that requires us to supply approximately 150,000 MMBtu/d of gas. We buy gas for this contract on several different production-area indices and sell the gas into a different market-area index. We realize a cash loss on the delivery of gas under this contract each month based on current prices. The fair value of this performance obligation was recorded based on forecasted discounted cash obligations in excess of market prices under this gas delivery contract. As of June 30, 2018, the balance sheet reflects a liability of $17.9 million related to this performance obligation. Unfavorable basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.

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

Operating expenses are costs directly associated with the operations of a particular asset. Among the most significant of these costs are those associated with direct labor and supervision, property insurance, property taxes, repair and maintenance expenses, contract services, and utilities. These costs are normally fairly stable across broad volume ranges and therefore do not normally increase or decrease significantly in the short term with increases or decreases in the volume of gas, liquids, crude oil, and condensate moved through or by our assets.

Recent Developments

Strategic Partner Update. Prior to July 18, 2018, subsidiaries of Devon collectively owned a 100% equity interest in ENLC’s managing member, common units of ENLC representing approximately 63.8% of the outstanding limited liability company interests in ENLC, and approximately 23.1% of the outstanding limited partner interests in ENLK. On July 18, 2018, the Devon subsidiaries sold all of these interests to GIP. See “Item 1. Financial Statements—Note 15” for more information regarding this transaction.
Avenger Crude Oil Gathering System. We are constructing a new crude oil gathering system in the Northern Delaware Basin called the Avenger crude oil gathering system (“Avenger”). Avenger is wholly owned by ENLK and supported by a long-

term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We expect to commence initial operations on Avenger during the third quarter of 2018 and begin full-service operations during the first quarter of 2019.

Central Oklahoma Plants. In December 2017, we commenced construction on an additional 200 MMcf/d gas processing plant, referred to as the “Thunderbird plant” to expand our Central Oklahoma processing capacity. We expect to begin operations on the Thunderbird plant during the first quarter of 2019.

Central Oklahoma Crude Oil Gathering Systems. In late March 2018, we completed construction of the first phase of a new crude oil gathering system that we refer to as “Black Coyote.” Black Coyote expands our operations in the core of the STACK play in Central Oklahoma and was built primarily on acreage dedicated from Devon, which is the main shipper on the system. In addition, we are further expanding our crude oil gathering operations in the STACK through the construction of the Redbud Crude Oil Gathering System (“Redbud”), which is supported by a contract with an existing large and active customer in the STACK. We expect Redbud to be operational during the second half of 2018. Both Black Coyote and Redbud are jointly owned by ENLK and ENLC through their respective ownership in EOGP.

Lobo Natural Gas Gathering and Processing Facilities. During the second quarter of 2018, we completed construction of an expansion to our Lobo II cryogenic gas processing plant, bringing total operational processing capacity at our Lobo facilities to 175 MMcf/d. We are further expanding our gas processing capacity at our Lobo facilities through the construction of the Lobo III cryogenic gas processing plant. We expect 100 MMcf/d of operational capacity at Lobo III to be completed during the fourth quarter of 2018 and an additional 100 MMcf/d of operational capacity to be completed during the first quarter of 2019.

Non-GAAP Financial Measures

We include the following non-GAAP financial measures: cash available for distribution and gross operating margin.

Cash Available for Distribution

We calculate cash available for distribution as distributions due to us from ENLK, plus our interest in EOGP adjusted EBITDA (defined herein), less our share of maintenance capital attributable to our interest in EOGP, our specific general and administrative costs as a separate public reporting entity, the interest costs associated with our debt and current taxes attributable to our earnings. ENLC’s share of EOGP growth capital expenditures is funded by borrowings under the ENLC Credit Facility and is not considered in determining ENLC’s cash flow available for distribution.

We also calculate cash available for distribution as net income (loss) of ENLC less the net income (loss) attributable to ENLK, which is consolidated into ENLC’s net income (loss), plus ENLC's (i) share of distributions from ENLK, (ii) share of EOGP’s non-cash expenses, (iii) deferred income tax (benefit) expense, (iv) corporate goodwill impairment, if any, and (v) successful acquisition transaction costs, if any, less ENLC’s interest in maintenance capital expenditures of EOGP and less third-party non-controlling interest share of net income (loss) from consolidated affiliates.

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

The following is a calculation of our cash available for distribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distribution declared by ENLK associated with (1):
General partner interest	$0.6	$0.7	$1.2	$1.3
Incentive distribution rights	14.8	14.6	29.6	29.3
ENLK common units owned	34.6	34.6	69.1	69.1
Total share of ENLK distributions declared	50.0	49.9	99.9	99.7
Adjusted EBITDA of EOGP (2)	10.3	5.1	19.2	7.7
Total cash available	60.3	55.0	119.1	107.4
Uses of cash:
General and administrative expenses	(1.3)	(1.6)	(2.5)	(2.6)
Current income taxes (3)	(0.1)	(0.2)	(0.2)	(0.2)
Interest expense	(0.9)	(0.6)	(1.7)	(1.0)
Maintenance capital expenditures (4)	(0.1)	—	(0.2)	—
Total cash used	(2.4)	(2.4)	(4.6)	(3.8)
ENLC cash available for distribution	$57.9	$52.6	$114.5	$103.6

(1)	Represents distributions declared by ENLK and to be paid to ENLC on August 13, 2018 and distributions paid by ENLK to ENLC on May 14, 2018, August 11, 2017, and May 12, 2017.

(2)
Represents ENLC’s interest in EOGP adjusted EBITDA, which is disbursed to ENLC by EOGP on a monthly basis. EOGP adjusted EBITDA is defined as earnings before depreciation and amortization and provision for income taxes and includes allocated expenses from ENLK.

(3)	Represents ENLC’s stand-alone current tax expense.

(4)	Represents ENLC’s interest in EOGP’s maintenance capital expenditures which is netted against the monthly disbursement of EOGP’s adjusted EBITDA per (2) above.

The following table provides a reconciliation of our net income from continuing operations to our cash available for distribution (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income of ENLC	$102.2	$27.1	$159.3	$36.4
Less: Net income attributable to ENLK	98.9	29.6	159.0	47.7
Net income (loss) of ENLC excluding ENLK	3.3	(2.5)	0.3	(11.3)
ENLC's share of distributions from ENLK (1)	50.0	49.9	99.9	99.7
ENLC's interest in EOGP's non-cash expenses (2)	(2.3)	4.2	2.4	8.2
ENLC deferred income tax expense (3)	8.4	3.3	14.2	5.8
Non-controlling interest share of ENLK's net (income) loss (4)	(1.4)	(2.2)	(2.1)	1.2
Other items (5)	(0.1)	(0.1)	(0.2)	—
ENLC cash available for distribution	$57.9	$52.6	$114.5	$103.6

(1)	Represents distributions declared by ENLK and to be paid to ENLC on August 13, 2018 and distributions paid by ENLK to ENLC on May 14, 2018, August 11, 2017, and May 12, 2017.

(2)
Includes depreciation and amortization, unit-based compensation expense allocated to EOGP, gains and losses on sale of property, and non-cash revenue recognized upon receipt of secured term loan receivable related to contract restructuring (as discussed in “Item 1. Financial Statements—Note 2”).

(3)	Represents ENLC’s stand-alone deferred taxes.

(4)	Represents NGP’s 49.9% share of the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of the Ascension JV, and other minor non-controlling interests.

(5)
Represents ENLC’s interest in EOGP’s maintenance capital expenditures (which is netted against the monthly disbursement of EOGP’s adjusted EBITDA) and other non-cash items not included in cash available for distribution.

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

The following table provides a reconciliation of operating income (loss) to gross operating margin (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income	$148.8	$68.9	254.1	$125.4

Add (deduct):
Operating expenses	113.4	102.6	222.6	206.7
General and administrative expenses	30.4	31.1	57.9	67.2
(Gain) loss on disposition of assets	1.2	(5.4)	1.3	(0.3)
Depreciation and amortization	145.3	142.5	283.4	270.8
Impairments	—	—	—	7.0
Gain on litigation settlement	—	(8.5)	—	(26.0)
Gross operating margin	$439.1	$331.2	$819.3	$650.8

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Texas Segment
Revenues	$339.8	$325.5	$649.9	$650.0
Cost of sales	(178.7)	(177.0)	(340.2)	(356.2)
Total gross operating margin	$161.1	$148.5	$309.7	$293.8
Louisiana Segment
Revenues	$808.0	$645.7	$1,582.1	$1,282.5
Cost of sales	(723.0)	(575.7)	(1,409.7)	(1,140.4)
Total gross operating margin	$85.0	$70.0	$172.4	$142.1
Oklahoma Segment
Revenues	$342.8	$182.5	$597.9	$338.7
Cost of sales	(170.3)	(99.0)	(309.3)	(187.7)
Total gross operating margin	$172.5	$83.5	$288.6	$151.0
Crude and Condensate Segment
Revenues	$608.1	$295.9	$1,259.0	$664.5
Cost of sales	(572.4)	(268.3)	(1,195.7)	(605.0)
Total gross operating margin	$35.7	$27.6	$63.3	$59.5
Corporate Segment
Revenues	$(334.0)	$(186.0)	$(562.5)	$(350.2)
Cost of sales	318.8	187.6	547.8	354.6
Total gross operating margin	$(15.2)	$1.6	$(14.7)	$4.4
Total
Revenues	$1,764.7	$1,263.6	$3,526.4	$2,585.5
Cost of sales	(1,325.6)	(932.4)	(2,707.1)	(1,934.7)
Total gross operating margin	$439.1	$331.2	$819.3	$650.8

Midstream Volumes:
Texas Segment
Gathering and Transportation (MMBtu/d)	2,258,300	2,272,100	2,224,700	2,273,100
Processing (MMBtu/d)	1,283,100	1,179,700	1,238,800	1,170,900
Louisiana Segment
Gathering and Transportation (MMBtu/d)	2,094,100	1,939,500	2,158,200	1,935,400
Processing (MMBtu/d)	395,600	446,500	418,600	457,100
NGL Fractionation (Gals/d)	6,480,100	5,819,600	6,342,400	5,534,100
Oklahoma Segment
Gathering and Transportation (MMBtu/d)	1,235,500	765,500	1,142,200	735,600
Processing (MMBtu/d)	1,200,700	733,100	1,135,400	693,200
Crude and Condensate Segment
Crude Oil Handling (Bbls/d)	148,600	107,600	138,200	109,000
Brine Disposal (Bbls/d)	3,500	4,800	3,100	4,600

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Gross Operating Margin. Gross operating margin was $439.1 million for the three months ended June 30, 2018 compared to $331.2 million for the three months ended June 30, 2017, an increase of $107.9 million, or 32.6%, due to the following:

•
Texas Segment. Gross operating margin in the Texas segment increased $12.6 million, which was due to a $12.6 million increase from our Permian Basin processing assets as a result of higher volumes from continued development by our customers. Our gross operating margin from our North Texas assets was flat quarter over quarter despite declines in volumes across the system, which were offset by an increase in revenue earned from MVCs (as discussed in more detail below). For the three months ended June 30, 2018, the shortfall revenue from Devon-related MVCs was $20.8 million compared to $13.7 million for the three months ended June 30, 2017.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $15.0 million, which was due to an $8.5 million increase from our NGL transmission and fractionation assets as a result of higher volumes received from our Permian Basin and Oklahoma assets and fees earned from the Ascension JV, which commenced operations in April 2017. In addition, there was a $6.5 million increase from our gas processing and transmission assets as a result of higher gathering and transportation volumes and increased gross operating margin under our processing margin contracts due to higher NGL prices during the three months ended June 30, 2018.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $89.0 million, which includes $45.5 million recognized from a contract restructuring with a customer during the three months ended June 30, 2018 (as discussed in “Item 1. Financial Statements—Note 2”). The remaining $43.5 million increase in gross operating margin was primarily due to higher volumes as a result of continued development by our customers.

•
Crude and Condensate Segment. Gross operating margin in the Crude and Condensate segment increased $8.1 million, which was primarily due to a $4.8 million increase from our ORV assets due to higher condensate stabilization volumes and improved margins due to contract renegotiations. In addition, there was a $2.0 million increase from our Midland Basin crude business as a result of increased trucked volumes, higher trucking fees, and higher volumes due to continued expansion of our customer base on the Greater Chickadee gathering system.

•
Corporate Segment. Gross operating margin in the Corporate segment decreased $16.8 million, which was due to the changes in fair value of our commodity swaps between the periods. For the three months ended June 30, 2018, there were realized losses of $4.7 million in addition to unrealized losses of $10.5 million. For the three months ended June 30, 2017, realized losses of $0.2 million were offset by unrealized gains of $1.8 million.

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

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Texas	Oklahoma	Crude and Condensate	Total
Three Months Ended
June 30, 2018
Midstream services (1)	$0.1	$47.7	$—	$47.8
Midstream services—related parties	20.8	—	2.3	23.1
Total	$20.9	$47.7	$2.3	$70.9

June 30, 2017
Midstream services	$0.5	$4.7	$—	$5.2
Midstream services—related parties	13.7	4.4	2.0	20.1
Total	$14.2	$9.1	$2.0	$25.3

(1)
We restructured a natural gas gathering and processing contract that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the three months ended June 30, 2018. For more information, see “Item 1. Financial Statements—Note 2.”

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the Texas and Oklahoma segments will expire. These MVCs generated $20.8 million in shortfall revenue for the three months ended June 30, 2018.

In May 2018, we restructured one of our natural gas gathering and processing contracts that included MVCs that were in effect through 2023. Prior to the contract restructuring, we expected $135.1 million in guaranteed future gross operating margin under the contract, generated from either revenue or reductions to cost of sales resulting from both gathering and processing fees as well as shortfall revenue under the MVCs. As a result of the contract restructuring, all MVC provisions were removed from the contract, and we and the counterparty entered into additional agreements pursuant to which: (i) the counterparty made a $19.7 million payment to us on the date of the contract restructuring to satisfy MVC revenue earned up to the date of the contract restructuring; (ii) the counterparty entered into a second lien secured term loan under which the counterparty will pay us $58.0 million in principal payments in various installments ending in May 2023, with interest accruing on the loan balance at 8.0% per annum beginning in 2020; and (iii) the counterparty granted to us a 1.0% term overriding royalty interest through June 2034 in each well located on leasehold interests of the counterparty and connected to the gas gathering system that we operate. As a result of the contract restructuring and in accordance with ASC 606, we recognized $45.5 million of midstream services revenue, which primarily represents the discounted present value of the second lien secured term loan receivable, in the Oklahoma segment in the second quarter of 2018. Pursuant to the contract restructuring, the terms of the restructured contract, other than the MVCs, are the same as the original contract, and we expect to continue recognizing gathering and processing fees on volumes delivered by the customer.

Operating Expenses. Operating expenses were $113.4 million for the three months ended June 30, 2018 compared to $102.6 million for the three months ended June 30, 2017, an increase of $10.8 million, or 10.5%. The primary contributors to the total increase by segment were as follows (in millions):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Texas Segment	$45.8	$42.9	$2.9	6.8%
Louisiana Segment	28.0	24.6	3.4	13.8%
Oklahoma Segment	20.8	14.7	6.1	41.5%
Crude and Condensate Segment	18.8	20.4	(1.6)	(7.8)%
Total	$113.4	$102.6	$10.8	10.5%

•	Texas Segment. Operating expenses in the Texas segment increased $2.9 million primarily due to expanded operations in the Permian Basin.

•
Louisiana Segment. Operating expenses in the Louisiana segment increased $3.4 million primarily due to increased regulatory, utilities, and materials and supplies expenses as a result of higher volumes across our Louisiana assets.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $6.1 million primarily due to an increase in labor and benefits expenses due to increased headcount, as well as an increase in materials and supplies, utilities, and ad valorem tax expenses as a result of increased activity on our Oklahoma assets.

•
Crude and Condensate Segment. Operating expenses in the Crude and Condensate segment decreased $1.6 million primarily due to decreases in third-party transportation charges and labor and benefits expenses.

Depreciation and Amortization. Depreciation and amortization expenses were $145.3 million for the three months ended June 30, 2018 compared to $142.5 million for the three months ended June 30, 2017, an increase of $2.8 million, or 2.0%. This increase was primarily due to increased depreciation from our Central Oklahoma assets.

(Gain) Loss on Disposition of Assets. Loss on disposition of assets was $1.2 million for the three months ended June 30, 2018 compared to a gain of $5.4 million for the three months ended June 30, 2017, a decrease of $6.6 million. The gain on disposition of $5.4 million for the three months ended June 30, 2017 was primarily due to the retirement of certain plant assets, as well as certain asset dispositions.

Gain on Litigation Settlement. We settled a lawsuit in 2017 and recognized a gain on litigation settlement of $8.5 million for the three months ended June 30, 2017.

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $9.0 million for the three months ended June 30, 2017 due to the redemption of $162.5 million in aggregate principal amount of ENLK’s 7.125% senior unsecured notes due 2022.

Interest Expense. Interest expense was $44.6 million for the three months ended June 30, 2018 compared to $47.7 million for the three months ended June 30, 2017, a decrease of $3.1 million, or 6.5%. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,
	2018	2017
ENLK senior notes	$40.0	$38.9
ENLK Credit Facility	4.9	2.5
ENLC Credit Facility	0.9	0.5
Capitalized interest	(1.6)	(1.4)
Amortization of debt issue costs and net discounts	0.9	7.1
Other	(0.5)	0.1
Total	$44.6	$47.7

Income (Loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $4.4 million for the three months ended June 30, 2018 compared to a loss of $0.1 million for the three months ended June 30, 2017, an increase of $4.5 million. The increase was primarily due to a $4.8 million increase in income from our investment in GCF for the three months ended June 30, 2018, which was partially offset by a $0.3 million decrease in income from our Cedar Cove JV for the three months ended June 30, 2018.

Income Tax Benefit (Provision). Income tax expense was $6.3 million for the three months ended June 30, 2018 compared to $3.2 million for the three months ended June 30, 2017, an increase of $3.1 million. The increase in income tax expense was primarily attributable to higher taxable income between periods, partially offset by a decrease in our statutory federal tax rate. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $74.2 million for the three months ended June 30, 2018 compared to net income of $21.2 million for the three months ended June 30, 2017, an increase of $53.0 million. This increase was primarily due to an increase in net income at ENLK and an increase in outstanding ENLK common units, Series B Preferred Units, and Series C Preferred Units that are not owned by ENLC.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Gross Operating Margin. Gross operating margin was $819.3 million for the six months ended June 30, 2018 compared to $650.8 million for the six months ended June 30, 2017, an increase of $168.5 million, or 25.9%, due to the following:

•
Texas Segment. Gross operating margin in the Texas segment increased $15.9 million, which was primarily due to a $19.0 million increase from our Permian Basin processing assets as a result of higher volumes due to continued development by our customers, partially offset by a $3.1 million decrease from our North Texas assets as a result of lower volumes due to well production declines. The decrease in gross operating margin from our North Texas assets was partially offset by an increase in revenue earned from MVCs (as discussed in more detail below). For the six months ended June 30, 2018, the shortfall revenue from Devon-related MVCs was $38.9 million compared to $26.2 million for the six months ended June 30, 2017.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $30.3 million, which was primarily due to a $29.0 million increase in our NGL transmission and fractionation gross operating margin due to additional NGL volumes received from our Oklahoma and Permian Basin assets and fees earned from the start-up of our Ascension JV assets in April 2017, as well as a $1.3 million increase from volume increases within our gas gathering and transmission assets.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $137.6 million, which was primarily due to a $92.1 million increase from higher volumes as a result of continued development by our customers. In addition, during the six months ended June 30, 2018, we restructured a contract with a customer, which resulted in the recognition of $45.5 million in revenue for the six months ended June 30, 2018 (as discussed in “Item 1. Financial Statements —Note 2”).

•
Crude and Condensate Segment. Gross operating margin in the Crude and Condensate segment increased $3.8 million, which was primarily due to a $1.5 million increase from our ORV assets related to renegotiated contracts and a $2.8 million increase due to higher volumes from continued expansion of our customer base on the Greater Chickadee gathering system.

•
Corporate Segment. Gross operating margin in the Corporate segment decreased $19.1 million due to the changes in fair value of our commodity swaps between the periods. For the six months ended June 30, 2018, there were realized losses of $0.7 million in addition to unrealized losses of $14.0 million. For the six months ended June 30, 2017, realized losses of $2.7 million were offset by unrealized gains of $7.1 million.

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Texas	Oklahoma	Crude and Condensate	Total
Six Months Ended
June 30, 2018
Midstream services (1)	$0.1	$52.7	$—	$52.8
Midstream services—related parties	38.9	1.2	5.7	45.8
Total	$39.0	$53.9	$5.7	$98.6

June 30, 2017
Midstream services	$0.8	$6.2	$—	$7.0
Midstream services—related parties	26.2	8.0	2.8	37.0
Total	$27.0	$14.2	$2.8	$44.0

(1)
We restructured a natural gas gathering and processing contract that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the six months ended June 30, 2018. For more information, see “Item 1. Financial Statements—Note 2.”

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the Texas and Oklahoma segments will expire. These MVCs generated $40.1 million in shortfall revenue for the six months ended June 30, 2018.

Operating Expenses. Operating expenses were $222.6 million for the six months ended June 30, 2018 compared to $206.7 million for the six months ended June 30, 2017, an increase of $15.9 million, or 7.7%. The primary contributors to the increase by segment were as follows (in millions):

	Six Months Ended June 30,		Change
	2018	2017	$	%
Texas Segment	$90.0	$86.8	$3.2	3.7%
Louisiana Segment	53.6	50.0	3.6	7.2%
Oklahoma Segment	41.5	28.8	12.7	44.1%
Crude and Condensate Segment	37.5	41.1	(3.6)	(8.8)%
Total	$222.6	$206.7	$15.9	7.7%

•	Texas Segment. Operating expenses in the Texas segment increased $3.2 million as a result of expanded operations and higher utilities expense in the Permian Basin.

•
Louisiana Segment. Operating expenses in the Louisiana segment increased $3.6 million primarily due to increased regulatory, utilities, and materials and supplies expenses as a result of the start-up of the Ascension JV in April 2017 and higher volumes across our Louisiana assets.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $12.7 million primarily due to increased labor and benefits charges attributable to higher headcount and increased materials and supplies expense as a result of expanded operations.

•
Crude and Condensate Segment. Operating expenses in the Crude and Condensate segment decreased $3.6 million primarily due to decreases in third-party transportation charges and labor and benefits expenses.

General and Administrative Expenses. General and administrative expenses were $57.9 million for the six months ended June 30, 2018 compared to $67.2 million for the six months ended June 30, 2017, a decrease of $9.3 million, or 13.8%. The primary contributors to the decrease were as follows:

•	Unit-based compensation expense decreased $10.7 million primarily due to a higher portion of the annual bonuses being paid in the form of units that vested immediately in March 2017.

•	Office lease expense decreased $0.9 million.

•	Salaries and wages expense increased $3.4 million due to a higher portion of the annual bonus being paid in cash during 2018.

Depreciation and Amortization. Depreciation and amortization expenses were $283.4 million for the six months ended June 30, 2018 compared to $270.8 million for the six months ended June 30, 2017, an increase of $12.6 million, or 4.7%. This increase was primarily due to increased depreciation from our Central Oklahoma assets.

Gain on Litigation Settlement. We settled a lawsuit in 2017 and recognized a gain on litigation settlement of $26.0 million for the six months ended June 30, 2017.

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $9.0 million for the six months ended June 30, 2017 due to the redemption of $162.5 million in aggregate principal amount of ENLK’s 7.125% senior unsecured notes due 2022.

Impairments. We recognized impairment expense for the six months ended June 30, 2017 related to the carrying values of rights-of-way that we are no longer using and a brine disposal well that was abandoned.

Interest Expense. Interest expense was $89.1 million for the six months ended June 30, 2018 compared to $92.6 million for the six months ended June 30, 2017, a decrease of $3.5 million, or 3.8%. Interest expense consisted of the following (in millions):

	Six Months Ended June 30,
	2018	2017
ENLK senior notes	$80.0	$75.0
ENLK Credit Facility	8.3	5.9
ENLC Credit Facility	1.6	0.9
Capitalized interest	(2.9)	(4.0)
Amortization of debt issue cost and net discounts (premium)	2.5	14.4
Other	(0.4)	0.4
Total	$89.1	$92.6

Income (Loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $7.4 million for the six months ended June 30, 2018 compared to $0.6 million for the six months ended June 30, 2017, an increase of $6.8 million. The increase was primarily due to additional income of $5.4 million from our GCF investment as a result of higher fractionation revenues and lower operating expenses and a $3.4 million loss on the sale of our HEP investment for the six months ended June 30, 2017. These increases were offset by a $2.0 million decrease in income from our Cedar Cove JV for the six months ended June 30, 2018.

Income Tax Benefit (Provision). Income tax expense was $13.3 million for the six months ended June 30, 2018 compared to income tax expense of $6.2 million for the six months ended June 30, 2017, an increase of $7.1 million. The increase in income tax expense was primarily attributable to an increase in taxable income between periods, partially offset by a decrease in our statutory federal tax rate. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $118.9 million for the six months ended June 30, 2018 compared to a net income of $32.4 million for the six months ended June 30, 2017, an increase of $86.5 million. This increase was primarily due to an increase in net income at ENLK and an increase in outstanding ENLK common units, Series B Preferred Units, and Series C Preferred Units that are not owned by ENLC.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $429.3 million for the six months ended June 30, 2018 compared to $329.1 million for the six months ended June 30, 2017. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2018	2017
Operating cash flows before working capital	$444.0	$343.0
Changes in working capital	(14.7)	(13.9)

Operating cash flows before changes in working capital increased $101.0 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to a $142.1 million increase in gross operating margin, excluding gains and losses on derivative activity and excluding non-cash revenue recognized from the restructuring of a contract (as discussed in “Item 1. Financial Statements—Note 2). The increase in operating cash flows was partially offset by a $8.4 million increase in interest expense, excluding amortization of debt issue costs and net discounts, as well as a $26.0 million gain on litigation settlement recognized for the six months ended June 30, 2017. The remaining difference is due to higher cash paid for operating expenses and general and administrative expenses for the six months ended June 30, 2018. The changes in working capital for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments and changes in inventory balances attributable to normal operating fluctuations.

Cash Flows from Investing Activities. Net cash used in investing activities was $401.8 million for the six months ended June 30, 2018, compared to $283.6 million for the six months ended June 30, 2017. Our primary investing cash flows were as follows (in millions):

	Six Months Ended June 30,
	2018	2017
Growth capital expenditures	$(385.9)	$(458.1)
Maintenance capital expenditures	(18.5)	(13.6)
Proceeds from sale of unconsolidated affiliate investment	—	189.7

Growth capital expenditures decreased $72.2 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The decrease was primarily due to completion of capital expenditures in 2017 related to the Greater Chickadee crude oil gathering system in the Permian Basin and the Ascension JV assets in Louisiana, in addition to lower capital expenditure levels for our expansion projects in the Central Oklahoma assets compared to 2017.

We completed the sale of our ownership interest in HEP in March 2017 and received net proceeds of $189.7 million.

Cash Flows from Financing Activities. Net cash used in financing activities was $21.9 million for the six months ended June 30, 2018 and $45.8 million for the six months ended June 30, 2017. Our primary financing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2018	2017
Net borrowings on the ENLK Credit Facility	$520.0	$46.0
Net borrowings on the ENLC Credit Facility	9.8	37.7
ENLK unsecured senior notes borrowings, net of notes extinguished	—	331.6
Proceeds from issuance of ENLK common units	0.9	72.2
Contributions by non-controlling interests	54.3	28.5
Payment of installment payable for EOGP acquisition	(250.0)	(250.0)

On May 11, 2017, ENLK issued $500.0 million in aggregate principal amount of ENLK’s 5.450% senior unsecured notes due June 1, 2047 at a price to the public of 99.981% of their face value. The net proceeds of approximately $495.2 million were used to repay outstanding borrowings under the ENLK Credit Facility and for general partnership purposes. For the six months ended June 30, 2017, ENLK redeemed $162.5 million in aggregate principal amount of ENLK’s 7.125% senior unsecured notes due June 1, 2022 at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174.1 million, which included payments for accrued interest of $5.8 million.

For the six months ended June 30, 2018, ENLK sold an aggregate of approximately 0.1 million common units under the 2017 EDA, generating proceeds of $0.9 million. For the six months ended June 30, 2017, ENLK sold an aggregate of approximately 4.0 million common units under a prior equity distribution agreement, generating proceeds of $72.2 million.

For the six months ended June 30, 2018, contributions by non-controlling interests included $54.5 million from NGP to the Delaware Basin JV. For the six months ended June 30, 2017, contributions by non-controlling interests included $24.8 million from NGP to the Delaware Basin JV and $3.7 million from Marathon Petroleum Corporation to the Ascension JV.

For the six months ended June 30, 2018 and 2017, we made the final two $250.0 million payments under the installment payable obligation related to the EOGP acquisition.

Distributions to unitholders and non-controlling interests also represent a primary use of cash in financing activities. Total cash distributions made for the six months ended June 30, 2018 and 2017 were as follows (in millions):

	Six Months Ended June 30,
	2018	2017
Distributions to members	$95.7	$92.9
Distributions to non-controlling interests	255.5	202.9

Distributions to non-controlling interests included distributions paid to public unitholders of ENLK common units, Series B Preferred Units, and Series C Preferred Units, as well as distributions made to our joint venture partners.

Series B Preferred Unit distributions for the six months ended June 30, 2017 were paid in-kind by ENLK in the form of additional Series B Preferred Units. As these were non-cash distributions, they were not reflected in our financing cash flows for the six months ended June 30, 2017. Beginning with the quarter ended September 30, 2017, Series B Preferred Unit distributions are payable quarterly in cash in an amount per quarter equal to $0.28125 per Series B Preferred Unit (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (a) 0.0025 Series B Preferred Units per Series B Preferred Unit and (b) an amount equal to (i) the excess, if any, of the distributions that would have been payable had the Series B Preferred Units converted into common units for that quarter over the Cash Distribution Component, divided by (ii) the issue price of $15.00.

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

We expect our remaining 2018 capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be as follows (in millions):

Remainder of
2018
Growth Capital Expenditures
Texas segment	$135 - 165
Louisiana segment	35 - 45
Oklahoma segment (1)	183 - 223
Crude and Condensate segment	72 - 102
Corporate segment	3 - 8
Total growth capital expenditures	$428 - 543
Less: Growth capital expenditures funded by joint venture partners (2)	(44 - 59)
Growth capital expenditures, attributable to ENLC	$384 - 484

Maintenance Capital Expenditures	$32 - 37

(1)	Includes projected growth capital contributions related to our non-controlling interest share of the Cedar Cove JV.

(2)
Includes growth capital expenditures that will be contributed by other entities and relate to the non-controlling interest share of our consolidated entities. These contributions include contributions by NGP to the Delaware Basin JV and contributions by Marathon Petroleum Corporation to the Ascension JV.

Our primary capital projects for the remainder of 2018 include the construction of the Thunderbird processing plant in Central Oklahoma, the Lobo III processing plant and Avenger in the Delaware Basin, and the development of additional crude oil gathering assets in Oklahoma. See “Recent Developments” for further details.

We expect to fund growth capital expenditures from the proceeds of borrowings under the ENLK Credit Facility, the ENLC Credit Facility, and proceeds from other debt and equity sources, including capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. We expect to fund our maintenance capital expenditures from operating cash flows. In 2018, it is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2018.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2018 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations (1)	$3,500.0	$—	$400.0	$—	$—	$—	$3,100.0
ENLK Credit Facility	520.0	—	—	520.0	—	—	—
ENLC Credit Facility	84.4	—	84.4	—	—	—	—
Interest payable on fixed long-term debt obligations	2,493.4	79.9	154.5	149.2	149.2	149.2	1,811.4
Capital lease obligations	3.6	0.8	1.5	1.3	—	—	—
Operating lease obligations	103.8	7.9	11.5	8.6	8.6	8.6	58.6
Purchase obligations	44.6	44.6	—	—	—	—	—
Delivery contract obligation	17.9	8.9	9.0	—	—	—	—
Pipeline capacity and deficiency agreements (2)	166.4	15.2	33.2	22.8	22.8	22.4	50.0
Inactive easement commitment (3)	10.0	—	—	—	—	10.0	—
Total contractual obligations	$6,944.1	$157.3	$694.1	$701.9	$180.6	$190.2	$5,020.0

(1)	On April 1, 2019, $400.0 million in aggregate principal amount of ENLK’s 2.7% senior unsecured notes will mature.

(2)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(3)	Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

The interest payable under the ENLK Credit Facility and the ENLC Credit Facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates, which vary from time to time.

Our contractual cash obligations for the next twelve months are expected to be funded from cash flows generated from our operations, proceeds from ENLK common unit issuances under the 2017 EDA, asset sales, and borrowings under the ENLC Credit Facility and ENLK Credit Facility.

Indebtedness

The ENLK Credit Facility is a $1.5 billion unsecured revolving credit facility that matures on March 6, 2020 and includes a $500.0 million letter of credit subfacility. As of June 30, 2018, there were $9.3 million in outstanding letters of credit and $520.0 million outstanding borrowings under the ENLK Credit Facility, leaving approximately $970.7 million available for future borrowing.

The ENLC Credit Facility is a $250.0 million revolving credit facility that matures on March 7, 2019 and includes a $125.0 million letter of credit subfacility. As of June 30, 2018, there were no outstanding letters of credit and $84.4 million in outstanding borrowings under the ENLC Credit Facility, leaving approximately $165.6 million available for future borrowing.

In addition, as of June 30, 2018, ENLK has $3.5 billion in aggregate principal amount of outstanding unsecured senior notes with $400.0 million maturing in April 2019 and the remaining amount maturing from 2024 to 2047.

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

The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any future new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile, and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

Commodity Price Risk

We are subject to risks due to fluctuations in commodity prices. Approximately 93% of our gross operating margin for the six months ended June 30, 2018 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

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

2.
Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the six months ended June 30, 2018, approximately 1.3% of our contracts, based on gross operating margin, were under processing margin contracts.

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

4.
POP contracts: Under these contracts, we receive a fee in the form of a portion of the proceeds of the sale of natural gas and liquids. Therefore, our margins from these contracts are greater during periods of high natural gas and liquids prices. Our margins from processing cannot become negative under POP contracts, but they do decline during periods of low natural gas and liquids prices.

For the six months ended June 30, 2018, approximately 6.4% of our contracts, based on gross operating margin, were under POL or POP contracts.

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

We have hedged our exposure to fluctuations in prices for natural gas, NGLs, crude oil, and condensate volumes produced for our account. We hedge our exposure based on volumes we consider hedgeable (volumes committed under contracts that are long term in nature) versus total volumes that include volumes that may fluctuate due to contractual terms, such as contracts with month-to-month processing options. Further, we have tailored our hedges to generally match the NGL product composition and the NGL and natural gas delivery points to those of our physical equity volumes. The NGL hedges cover specific NGL products based upon our expected equity NGL composition.

The following table sets forth certain information related to derivative instruments outstanding at June 30, 2018 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Fair Value Asset/(Liability) (In millions)
July 2018 - June 2019	Ethane	425 (MBbls)	$0.3051/gal	Index	$0.5
July 2018 - June 2019	Propane	767 (MBbls)	Index	$0.8676/gal	(5.1)
July 2018 - June 2019	Normal Butane	244 (MBbls)	Index	$0.9623/gal	(1.3)
July 2018 - June 2019	Natural Gasoline	107 (MBbls)	Index	$1.4054/gal	(0.9)
July 2018 - October 2019	Natural Gas	45,989 (MMBtu/d)	Index	$2.183/MMBtu	(1.0)
August 2018 - December 2021	Crude and condensate	7,650 (MBbls)	Index	$59.53/bbl	(7.8)
					$(15.6)

(1)	Weighted average.

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

As of June 30, 2018, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments were a net fair value liability of $15.6 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas and NGL prices would result in a change of approximately $10.1 million in the net fair value of these contracts as of June 30, 2018.

Interest Rate Risk

We are exposed to interest rate risk from the ENLC Credit Facility and the ENLK Credit Facility. At June 30, 2018, the ENLC Credit Facility had $84.4 million in outstanding borrowings, and the ENLK Credit Facility had $520.0 million in outstanding borrowings. A 1% increase or decrease in interest rates would change the annualized interest expense by approximately $0.8 million for the ENLC Credit Facility and $5.2 million for the ENLK Credit Facility.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2019, 2024, 2025, 2026, 2044, 2045 or 2047 as these are fixed-rate obligations. The estimated fair value of ENLK’s senior unsecured notes was approximately $3,190.8 million as of June 30, 2018, based on market prices of similar debt at June 30, 2018. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in an approximate $228.4 million decrease in fair value of ENLK’s senior unsecured notes at June 30, 2018.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2018), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted ASC 606. The adoption of this accounting standard had no impact on our operating income, results of operations, financial condition, or cash flows. While the adoption of ASC 606 did not materially affect our internal control over financial reporting, we did implement certain changes to our related revenue recognition control activities, including changes to our policies related to the revenue recognition model, training, ongoing contract review requirements, and gathering of information to comply with disclosure requirements. Furthermore, there has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A. Risk Factors

The risk factors set forth below update and replace the corresponding risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as set forth below, information about risk factors does not differ materially from that set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

GIP owns approximately 63.8% of ENLC’s outstanding common units as of July 18, 2018 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and GIP may have conflicts of interest with us, have limited duties to us, and may favor their own interests to the detriment of our unitholders.

GIP owns and controls the Managing Member and appoints all of the directors of the Managing Member. Some of the directors of the Managing Member are also officers of GIP. Although the Managing Member has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, the directors and officers of the Managing Member also have a duty to manage the Managing Member in a manner that is in the best interests of GIP, in its capacity as the sole member of the Managing Member. Conflicts of interest may arise in the future among GIP and its affiliates, including the Managing Member, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the Managing Member may favor its own interests and those of its affiliates, including GIP, over our interests. Subject to certain limitations, these conflicts include, among others, the following situations:

•
neither our operating agreement nor any other agreement requires GIP to pursue a business strategy that favors us, to enter into any commercial agreements with us or ENLK, or to sell any assets to us or ENLK. GIP’s officers have a fiduciary duty to make decisions in the best interests of the owners of GIP, which may be contrary to our interests;

•
the Managing Member determines the amount and timing of asset purchases and sales, borrowings, issuance of additional membership interests, and the creation, reduction, or increase of reserves, each of which can affect the amount of cash that is available to be distributed to unitholders;

•	the Managing Member determines which costs incurred by its affiliates are reimbursable by us;

•	the Managing Member is allowed to take into account the interests of parties other than us in exercising certain rights under our operating agreement, which limits its duties to our unitholders;

•
our operating agreement limits the liability of, and eliminates and replaces the fiduciary duties that would otherwise be owed by, the Managing Member and also restricts the remedies available to our unitholders for actions that, without the provisions of the operating agreement, might constitute breaches of fiduciary duty;

•
any future contracts between us, on the one hand, and the Managing Member and its affiliates, on the other, will not be the result of arm’s-length negotiations, and disputes may arise under any such future contracts;

•	except in limited circumstances, the Managing Member has the power and authority to conduct our business without unitholder approval;

•
the Managing Member may exercise its right to call and purchase all of ENLC’s outstanding common units not owned by it and its affiliates if it and its affiliates own more than 90% of ENLC’s outstanding common units;

•	the Managing Member controls the enforcement of obligations owed to us by the Managing Member and its affiliates, including commercial agreements; and

•	the Managing Member decides whether to retain separate counsel, accountants, or others to perform services for us.

GIP is not limited in its ability to compete with us and is not obligated to offer us the opportunity to acquire additional assets or businesses, which could limit our ability to grow and could adversely affect our results of operations and cash available for distribution to our unitholders.

GIP is not prohibited from owning assets or interests in entities, or engaging in businesses, that compete directly or indirectly with us. GIP and its affiliates may acquire, construct, or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities. Moreover, while GIP may offer us the opportunity to buy additional assets from it or its affiliates, GIP is not under a contractual obligation to do so and we are unable to predict whether or when such acquisitions might be completed. GIP is a private equity firm with significant resources and experience making investments in midstream energy businesses.

Pursuant to the terms of our operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to the Managing Member or any of its affiliates, including GIP and its officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity, or does not communicate such opportunity or information to us. As a result, competition from GIP and other affiliates of GIP could materially and adversely impact our results of operations and distributable cash flow. This may create actual and potential conflicts of interest between us and affiliates of the Managing Member and result in less than favorable treatment of us and our unitholders.

The control of our Managing Member may be transferred to a third party without unitholder consent.

Our Managing Member may transfer its managing member interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, our operating agreement does not restrict the ability of GIP to transfer all or a portion of the ownership interest in the Managing Member to a third party. If the managing member interest were transferred, the new owner of the Managing Member would then be in a position to replace the board of directors and officers of the Managing Member with its own choices and thereby exert significant control over the decisions made by such board of directors and officers. This effectively permits a “change of control” of the Managing Member without the vote or consent of the unitholders. On July 18, 2018, Devon sold its equity interests in us and our Managing Member to affiliates of GIP. For more information about the GIP transaction, see “Item 1. Financial Statements—Note 15.”

GIP has pledged all of the equity interests that it owns in us, the Managing Member and ENLK to GIP’s lenders under its credit facility. A default under GIP’s credit facility could have an adverse effect on the price of our common units and could result in a change of control of the Managing Member.
GIP has pledged all of the equity interests that it owns in us, the Managing Member and ENLK to its lenders as security under GIP’s senior secured credit facility. Although we are not a party to this credit facility, if a default under such credit facility were to occur, the lenders could foreclose on the pledged equity interests. Any such foreclosure on our common units could have an adverse effect on the market price of our common units. In addition, any foreclosure on GIP’s interest in the Managing Member would allow the new owner of the Managing Member to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. Moreover, any change of control of the Managing Member could permit the lenders under our credit facility to declare all amounts thereunder immediately due and payable, and if any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased under the Plans or Programs
April 1, 2018 to April 30, 2018	3,942	$14.49	—	—
May 1, 2018 to May 31, 2018	68	15.40	—	—
June 1, 2018 to June 30, 2018	3,001	17.01	—	—
Total	7,011	$15.58	—	—
_________________
(1) The common units were not re-acquired pursuant to any repurchase plan or program.

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
Certificate of Formation of EnLink Midstream Manager, LLC (incorporated by reference to Exhibit 3.12 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 6, 2014, file No. 001-36336).

3.5	—
Certificate of Amendment to the Certificate of Formation of EnLink Midstream Manager, LLC (incorporated by reference to Exhibit 3.13 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 6, 2014, file No. 001-36336).

3.6	—
Second Amended and Restated Limited Liability Company Agreement of EnLink Midstream Manager, LLC, dated as of July 18, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36336).

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
Fourth Amended and Restated Limited Liability Company Agreement of EnLink Midstream GP, LLC, dated as of July 18, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36366).

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

3.14	—
Ninth Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP, dated as of September 21, 2017 (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated September 21, 2017, filed with the Commission on September 21, 2017, file No. 001-36340).

3.15	—
Amendment No. 1 to Ninth Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP, dated as of December 12, 2017 (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated December 12, 2017, filed with the Commission on December 14, 2017, file No. 001-36340).

10.1	—
Second Amendment to Credit Agreement and Limited Consent, dated as of June 20, 2018, by and among EnLink Midstream, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 20, 2018, filed with the Commission on June 25, 2018, file No. 001-36336).

10.2	—
Second Amendment to Credit Agreement and Limited Consent, dated as of June 20, 2018, by and among EnLink Midstream Partners, LP, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 20, 2018, filed with the Commission on June 25, 2018, file No. 001-36336).

10.3	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 003-36336).
31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—
The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) Consolidated Statements of Changes in Members’ Equity for the six months ended June 30, 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (v) the notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnLink Midstream, LLC

	By:	EnLink Midstream Manager, LLC,
its managing member

	By:	/s/ ERIC D. BATCHELDER
Eric D. Batchelder
Executive Vice President and Chief Financial Officer

August 1, 2018