Form 10-K
period 2018-12-31
EnLink Midstream, LLC
filed 2019-02-20
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

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

The aggregate market value of the common units representing limited liability company interests held by non-affiliates of the registrant was approximately $1.1 billion on June 30, 2018, based on $16.45 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

At February 13, 2019, there were 486,634,926 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2017 EDA
Equity Distribution Agreement entered into by ENLK in August 2017 with UBS Securities LLC, Barclays Capital Inc., BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., and Wells Fargo Securities, LLC (collectively, the “Sales Agents”) to sell up to $600.0 million in aggregate gross sales of our common units from time to time through an “at the market” equity offering program.

Acacia	Acacia Natural Gas Corp. I, Inc.
AMZ	Alerian MLP Index for Master Limited Partnerships.
ASC	The FASB Accounting Standards Codification.
ASC 606	ASC 606, Revenue from Contracts with Customers.
ASC 842	ASC 842, Leases.
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

ASU	The FASB Accounting Standards Update.
Avenger	Avenger crude oil gathering system, a crude oil gathering system in the northern Delaware Basin.
Bbls	Barrels.
Bcf	Billion cubic feet.
Black Coyote	Black Coyote crude oil gathering system, a crude oil gathering system in the STACK.
BLM	Bureau of Land Management.
Cedar Cove JV
Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.

CFTC	U.S. Commodity Futures Trading Commission.
CNOW	Central Northern Oklahoma Woodford Shale.
CO2	Carbon dioxide.
Consolidated Credit Facility
A $1.75 billion unsecured revolving credit facility entered into by ENLC that matures on January 25, 2024, which includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility was available upon closing of the Merger, and is guaranteed by ENLK.

CPI	Consumer Price Index.
Delaware Basin JV
Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities located in the Delaware Basin in Texas.

Devon	Devon Energy Corporation.
ECP System	EnLink Crude Purchasing System. The ECP System includes assets that were acquired through the acquisition of LPC Crude Oil Marketing LLC in January 2015.
EMI	EnLink Midstream, Inc.
Enfield	Enfield Holdings, L.P.
ENLC	EnLink Midstream, LLC.
ENLC Class C common Units
A class of non-economic ENLC common units issued to Enfield immediately prior to the Merger equal to the number of Series B Preferred Units held by Enfield immediately prior to the effective time of the Merger, in order to provide Enfield with certain voting rights with respect to ENLC.

ENLC Credit Facility
A $250.0 million secured revolving credit facility entered into by ENLC that would have matured on March 7, 2019, which included a $125.0 million letter of credit subfacility. The ENLC Credit Facility was terminated on January 25, 2019 in connection with the consummation of the Merger.

ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries. Also referred to as the “Partnership.”
ENLK Credit Facility
A $1.5 billion unsecured revolving credit facility entered into by ENLK that would have matured on March 6, 2020, which included a $500.0 million letter of credit subfacility. The ENLK Credit Facility was terminated on January 25, 2019 in connection with the consummation of the Merger.

EOGP
EnLink Oklahoma Gas Processing, LP or EnLink Oklahoma Gas Processing, LP together with, when applicable, its consolidated subsidiaries. As of January 31, 2019, EOGP is wholly-owned by the Operating Partnership.

FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF.
General Partner
EnLink Midstream GP, LLC, the general partner of ENLK, which owns a 0.4% general partner interest in ENLK. Prior to the effective time of the Merger, the General Partner also owned all of the incentive distribution rights in ENLK.

GHG	Greenhouse gas.
GIP
Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.

GIP Transaction	On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP.
Goldman Sachs	Goldman Sachs Group, Inc.
Greater Chickadee	Crude oil gathering system in Upton and Midland counties, Texas in the Permian Basin.
Gross Operating Margin
Revenue less cost of sales. Gross Operating Margin is a non-GAAP financial measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for other information.

HEP	Howard Energy Partners, LP. ENLK sold its 31% ownership interest in HEP in March 2017.
ISDAs	International Swaps and Derivatives Association Agreements.
Managing Member	ENLC’s managing member, EnLink Midstream Manager, LLC.
Mcf	Thousand cubic feet.
MEGA system	Midland Energy Gathering Area system in Midland, Martin, and Glasscock counties, Texas.
Merger	On January 25, 2019, NOLA Merger Sub merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Merger Agreement	The Agreement and Plan of Merger, dated as of October 21, 2018, by and among ENLK, the General Partner, ENLC, the Managing Member, and NOLA Merger Sub related to the Merger.
Midstream Holdings	EnLink Midstream Holdings, LP.
MMbbls	One million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
NTPL	North Texas Pipeline, a pipeline in North Texas that the Operating Partnership sold in December 2016.
NYSE	New York Stock Exchange.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly-owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Redbud	Redbud crude oil gathering system, a crude oil gathering system in the STACK.
Series B Preferred Units	ENLK’s Series B Cumulative Convertible Preferred Units.
Series C Preferred Units	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.

Term Loan
An $850.0 million term loan entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guarantees.

Thunderbird Plant	A gas processing plant in Central Oklahoma.
TPG	TPG Global, LLC.
VEX	ENLK’s Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in South Texas.

Capacity volumes for our facilities are measured based on physical volume and stated in cubic feet (“Bcf”, “Mcf,” or “MMcf”). Throughput volumes are measured based on energy content and stated in British thermal units (“Btu” or “MMBtu”). A volume of capacity of 100 MMcf correlates to an approximate energy content of 100,000 MMBtu, although this correlation will vary depending on the composition of natural gas and is typically higher for unprocessed gas, which contains a higher concentration of NGLs. Fractionated volumes are measured based on physical volumes and stated in gallons. Crude oil, condensate, and brine services volumes are measured based on physical volume and stated in barrels (“Bbls”).

ENLINK MIDSTREAM, LLC

PART I

Item 1. Business

General

ENLC is a Delaware limited liability company formed in October 2013. EnLink Midstream, LLC common units are traded on the NYSE under the symbol “ENLC.” Our executive offices are located at 1722 Routh Street, Suite 1300, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.enlink.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): our Annual Reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our website are available free of charge. Additionally, filings are available on the SEC’s website (www.sec.gov). In this report, the terms “Company” or “Registrant” as well as the terms “ENLC,” “our,” “we,” and “us” or like terms are sometimes used as references to EnLink Midstream, LLC itself or EnLink Midstream, LLC and its consolidated subsidiaries, including ENLK. References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK,” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including EnLink Midstream Operating, LP and EOGP.

The Business Combination with Devon

Effective as of March 7, 2014, EMI merged with and into a wholly-owned subsidiary of ENLC, and Acacia, formerly a wholly-owned subsidiary of Devon, merged with and into a wholly-owned subsidiary of ENLC (collectively, the “Devon Mergers”). Pursuant to the Devon Mergers, each of EMI and Acacia became wholly-owned subsidiaries of ENLC, and ENLC became publicly held. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. Upon closing of the Business Combination (as defined below), ENLC issued 115,495,669 units to a wholly-owned subsidiary of Devon. Concurrently with the consummation of the Devon Mergers, a wholly-owned subsidiary of ENLK acquired 50% of the outstanding limited partner interests in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC, the general partner of Midstream Holdings (together with the Devon Mergers, the “Business Combination”). In 2015, ENLK acquired the remaining 50% of the outstanding limited partner interest in Midstream Holdings.

On December 31, 2018, each of EMI and Acacia merged with and into ENLC, with ENLC continuing as the surviving entity. As of December 31, 2018, ENLC owned common units representing an approximate 21.4% limited partner interest in ENLK.

EOGP Acquisition

On January 7, 2016, EOGP, an indirect subsidiary of ENLK, completed its acquisition of 100% of the issued and outstanding membership interests of TOMPC LLC and TOM-STACK, LLC. As a result of the acquisition, the Operating Partnership acquired an 83.9% limited partner interest in EOGP, and ENLC acquired the remaining 16.1% limited partner interest in EOGP. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership in exchange for 55,827,221 ENLK common units, resulting in the Operating Partnership owning 100% of the limited partner interests in EOGP.

GIP Transaction

On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP. As a result of the transaction:

•
GIP, through GIP III Stetson I, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLK and the Managing Member, which, as of the closing date, amounted to 100% of the outstanding limited liability company interests in the Managing Member and approximately 23.1% of the outstanding limited partner interests in ENLK;

•
GIP, through GIP III Stetson II, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLC, which, as of the closing date, amounted to approximately 63.8% of the outstanding limited liability company interests in ENLC; and

•	Through this transaction, GIP acquired control of (i) the Managing Member, (ii) ENLC, and (iii) ENLK, as a result of ENLC’s ownership of the General Partner.

Simplification of the Corporate Structure

On October 21, 2018, ENLK, ENLC, the General Partner, the Managing Member, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. See “Item 8. Financial Statements and Supplementary Data—Note 19—Subsequent Events” for more information on the Merger and related transactions.

Transfer of EOGP interest

On January 31, 2019, we transferred our limited partner interest in EOGP to ENLK. Our ownership of ENLK consists of 144,535,672 common units representing all outstanding ENLK common units and an aggregate 71.1% limited partner interest in ENLK and a 100% ownership interest of the General Partner. See “Item 8. Financial Statements and Supplementary Data—Note 19—Subsequent Events” for more information on this transaction.

ENLINK MIDSTREAM PARTNERS, LP

ENLC’s assets consist of equity interests in ENLK. ENLK primarily focuses on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

ENLK is a Delaware limited partnership formed in 2002. EnLink Midstream GP, LLC, a Delaware limited liability company and our wholly-owned subsidiary, is ENLK’s general partner. The General Partner manages ENLK’s operations and activities.

The following diagram depicts our organization and ownership as of December 31, 2018:

Public Unitholders
GIP III Stetson II, L.P. (Delaware)
EnLink Midstream Manager, LLC (Delaware)
100%
GIP III Stetson I, L.P. (Delaware)
36.3%
63.7%
Non-economic managing member
EnLink Midstream, LLC (Delaware) (NYSE: ENLC)
100%
NOLA Merger Sub, LLC (Delaware)
100%
EnLink Midstream GP, LLC (Delaware)
Public Unitholders (Series C Preferred Units)
Public Unitholders (Series B Preferred Units)
21.4% Common Units (LP)
0.4% Common Units (GP)
100% Series C Preferred Units (2)
14.2% Series B Preferred Units (LP) (1)
41.1% Common Units (LP)
16.1% LP
22.9% LP
EnLink Midstream Partners, LP (Delaware)
EnLink Midstream Operating GP, LLC (Delaware)
100%
0.001% GP
99.999% LP
100%
EnLink Midstream Finance Corporation (Delaware)
EnLink Midstream Operating, LP (Delaware)
EnLink Midstream Holdings GP, LLC (Delaware)
83.9% LP
100% GP
100% LP
EnLink Oklahoma Gas Processing, LP (Delaware)
Other Operating Subsidiaries
EnLink Midstream Holdings, LP (Delaware)

___________________________

(1)
The general partner (“GP”) ownership percentage for ENLK accounts for general partner units, while the limited partner (“LP”) ownership percentages for ENLK account for ENLK common units and Series B Preferred Units. Subsequent to the closing of the Merger, Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments.

(2)
Series C Preferred Units are perpetual preferred units that are not convertible into other equity interests, and therefore, are not factored into the ENLK ownership calculations for the limited partner and general partner ownership percentages presented.

The following diagram depicts our organization and ownership as of February 1, 2019, after the close of the Merger and the transfer of the 16.1% limited partner interest in EOGP from ENLC to the Operating Partnership:

____________________________

(1)
Subsequent to the closing of the Merger, Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. Upon the exchange of any Series B Preferred Units into ENLC common units, an equal number of the ENLC Class C Common Units will be canceled. As of February 1, 2019, the outstanding ENLC Class C Common Units represent a 10.8% membership interest in ENLC.

(2)
All ENLK common units are held by ENLC. The Series B Preferred Units are entitled to vote, on a one-for-one basis (subject to certain adjustments) as a single class with ENLC, on all matters that require approval of the ENLK unitholders.

(3)
Series C Preferred Units are perpetual preferred units that are not convertible into other equity interests, and therefore, are not factored into the ENLK ownership calculations for the limited partner and general partner ownership percentages presented.

Our Operations

We primarily focus on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 11,000 miles of pipelines, 20 natural gas processing plants with approximately 4.9 Bcf/d of processing capacity, seven fractionators with approximately 280,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

Our fractionators separate NGLs into separate purity products, including ethane, propane, isobutane, normal butane, and natural gasoline. Our fractionators receive NGLs primarily through our transmission lines that transport NGLs from East Texas and from our South Louisiana processing plants. Our fractionators also have the capability to receive NGLs by truck or rail terminals. We also have agreements pursuant to which third parties transport NGLs from our West Texas and Central Oklahoma operations to our NGL transmission lines that then transport the NGLs to our fractionators. In addition, we have NGL storage capacity to provide storage for customers.

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

As of December 31, 2018, our assets are included in five primary segments:

•	Texas Segment. The Texas segment includes our natural gas gathering, processing, and transmission operations in North Texas and the Permian Basin;

•
Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities in the Cana-Woodford, Arkoma-Woodford, Northern Oklahoma Woodford, STACK, and CNOW shale areas;

•	Louisiana Segment. The Louisiana segment includes our natural gas pipelines, natural gas processing plants, storage facilities, fractionation facilities, and NGL assets located in Louisiana;

•	Crude and Condensate Segment. The Crude and Condensate segment includes ORV, our crude oil operations in the Permian Basin and Central Oklahoma, and our crude oil activities associated with VEX; and

•
Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in South Texas, and our general corporate property, goodwill, and expenses.

For more information about our segment reporting, see “Item 8. Financial Statements and Supplementary Data—Note 15—Segment Information.”

Our Business Strategies

Our primary business objective is to provide cash flow stability in our business while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:

•
Execute in our core growth areas. We believe our assets are positioned in some of the most economically advantageous basins in the U.S., as well as key demand centers with growing end-use customers. We expect to grow certain of our systems organically over time by meeting our customers’ midstream service needs that result from their drilling activity in our areas of operation or growth in supply needs. We continually evaluate economically attractive organic expansion opportunities in our areas of operation that allow us to leverage our existing infrastructure, operating expertise, and customer relationships by constructing and expanding systems to meet new or increased demand for our services.

•
Maintain a strong financial position. We believe that maintaining a conservative and balanced capital structure, appropriate leverage, and other key financial metrics will afford us better access to the capital markets at a competitive cost of capital. We also believe a strong financial position provides us the opportunity to grow our business in a prudent manner throughout the cycles in our industry.

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

Our Competitive Strengths

We believe that we are well-positioned to execute our strategies and to achieve our primary business objective due to the following competitive strengths:

•
Strategically-located assets. The majority of our assets are strategically located in economically advantageous regions with the potential for increasing throughput volume and cash flow generation. Our asset portfolio includes gathering, transmission, fractionation, and processing systems that are located in the areas in which producer activity is focused on crude oil, condensate, and NGLs, as well as natural gas. We have established platforms in Texas, Oklahoma, and Louisiana, and we are focused on growing our operations in Central Oklahoma, the Permian Basin, and southern Louisiana through organic development and acquisitions.

•
Stable cash flows. Approximately 88.3% of our gross operating margin for the year ended December 31, 2018 was generated from fee-based contract arrangements with minimal direct commodity price exposure. In addition, our cash flows are generated across a variety of products, services, and geographic locations and through transactions with a strong portfolio of customers with investment-grade credit ratings. We have approximately 10 years remaining on fixed-fee gathering and processing agreements with a subsidiary of Devon pursuant to which we provide gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by Devon to our gathering and processing systems in the Barnett and Cana-Woodford Shales. These agreements provide us with dedication of all of the natural gas owned or controlled by Devon and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering lands within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by Devon. Additionally, our EOGP assets are supported by Devon with acreage dedications and MVCs for gathering and processing on Devon’s STACK acreage through the end of 2020. We will continue to focus on contract structures that reduce volatility and support long-term stability of cash flows.

•
Integrated midstream services. We span the energy value chain by providing natural gas, NGL, crude oil, and condensate services across a diverse customer base. These services include gathering, compressing, treating, processing, transporting, storing, and selling natural gas, fractionating, transporting, storing, and selling NGLs, and gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate. We believe our ability to provide all of these services gives us an advantage in competing for new opportunities because we can provide substantially all services that producers, marketers, and others require to move natural gas, NGLs, crude oil, and condensate from the wellhead to the market on a cost-effective basis.

•
Experienced management team. Our management team has deep experience in the energy industry and has a proven track record of creating value through the development, acquisition, optimization, and integration of midstream assets. We believe this team provides us with a strong foundation for evaluating growth opportunities and operating our assets in a safe, reliable, and efficient manner.

We believe that we will leverage our competitive strengths to successfully implement our strategy; however, our business involves numerous risks and uncertainties that may prevent us from achieving our primary business objective. For a more complete description of the risks associated with our business, please see “Item 1A. Risk Factors.”

Recent Developments

Simplification of the Corporate Structure. On October 21, 2018, ENLK, ENLC, the General Partner, the Managing Member, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. See “Item 8. Financial Statements and Supplementary Data—Note 19—Subsequent Events” for more information on the Merger and related transactions.

Transfer of EOGP interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership. See “Item 8. Financial Statements and Supplementary Data—Note 19—Subsequent Events” for more information regarding this transaction.

Strategic Partner Update. On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLC, ENLK, and the Managing Member to GIP. See “Item 8. Financial Statements and Supplementary Data—Note 1—Organization and Summary of Significant Agreements” for more information regarding the GIP Transaction.
Cajun-Sibon Pipeline. In 2018, we commenced an expansion of our Cajun-Sibon NGL pipeline capacity, which connects the Mont Belvieu NGL hub to our fractionation facilities in Louisiana. This is the third phase of our Cajun-Sibon system referred to as Cajun Sibon III, which will increase throughput capacity from 130,000 bbls/d to 185,000 bbls/d. We expect Cajun-Sibon III to be operational during the second quarter of 2019.

Avenger Crude Oil Gathering System. During 2018, we constructed a new crude oil gathering system in the northern Delaware Basin called Avenger. Avenger is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and expect to begin full-service operations during the third quarter of 2019.
Central Oklahoma Plants. In December 2017, we commenced construction on our Thunderbird Plant to expand our Central Oklahoma processing capacity by an additional 200 MMcf/d gas processing plant. We expect to begin operations on the Thunderbird Plant during the second quarter of 2019.

Central Oklahoma Crude Oil Gathering Systems. In late March 2018, we completed construction of the first phase of Black Coyote. Black Coyote expands our operations in the core of the STACK play in Central Oklahoma and was built primarily to service acreage dedicated from Devon, which is the anchor customer on the system. In addition, we further expanded our crude oil gathering operations in the STACK through the construction of Redbud, which is supported by a contract with Marathon Oil Company. We commenced initial operations on Redbud during the third quarter of 2018.

Lobo Natural Gas Gathering and Processing Facilities. During the second quarter of 2018, we completed construction of an expansion to our Lobo II cryogenic gas processing plant, which brought total operational processing capacity at our Lobo facilities to 175 MMcf/d. We further expanded our natural gas processing capacity at our Lobo facilities through the construction of the Lobo III cryogenic gas processing plant, which was completed during the fourth quarter of 2018. Lobo III provides an additional 100 MMcf/d of operational capacity. An additional 100 MMcf/d of operational capacity will be completed during the first quarter of 2019.

Our Assets

Our assets consist of gathering systems, transmission pipelines, processing facilities, fractionation facilities, stabilization facilities, storage facilities, and ancillary assets. Except as stated otherwise, the following tables provide information about our assets as of and for the year ended December 31, 2018:

				Year Ended
				December 31, 2018
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (HP) (1)	Estimated Capacity (2)	Average Throughput (3)
Gas Pipelines
Texas assets:
Bridgeport rich and lean gathering systems	2,800	186,300	861	775,000
Johnson County gathering system	390	53,800	589	120,200
Silver Creek gathering system	600	69,000	522	303,300
Acacia transmission system	130	16,000	920	534,600
North Texas assets	3,920	325,100	2,892	1,733,100
MEGA System gathering facilities	730	115,400	413	330,400
Lobo gathering system (4)	155	30,200	155	192,300
Permian Basin gas assets (4)	885	145,600	568	522,700
Texas assets	4,805	470,700	3,460	2,255,800

Oklahoma assets:
Central Oklahoma gathering system	1,755	258,700	1,137	1,168,300
Northridge gathering system	140	14,000	65	36,400
Oklahoma assets	1,895	272,700	1,202	1,204,700

Louisiana assets:
Louisiana gas gathering and transmission system	3,220	97,400	3,975	2,196,200
Total Gas Pipelines	9,920	840,800	8,637	5,656,700

NGL, Crude Oil and Condensate Pipelines
Louisiana assets:
Cajun-Sibon NGL pipeline system	760	—	130,000	139,800
Ascension NGL pipeline (5)	35	—	50,000	21,700
Louisiana assets	795	—	180,000	161,500

Crude and condensate assets:
Central Oklahoma crude oil gathering systems	85	—	160,000	10,100
Ohio River Valley (6)	210	—	25,650	18,600
Victoria Express Pipeline	60	—	90,000	14,600
Permian Basin gathering (7)	390	—	136,500	115,300
Total NGL, Crude Oil and Condensate Pipelines	1,540	—	592,150	320,100
____________________________

(1)	Includes power generation units.

(2)
Estimated capacity for gas pipelines is MMcf/d. A volume capacity of 100 MMcf/d correlates to an approximate energy content of 100,000 MMBtu/d. Estimated capacity for liquids and crude and condensate pipelines is Bbls/d.

(3)	Average throughput for gas pipelines is MMBtu/d. Average throughput for NGL, crude, and condensate pipelines is Bbls/d.

(4)
Includes gross mileage, compression, capacity, and throughput for the Delaware Basin JV, which is owned 50.1% by us. Estimated capacity on our Lobo gathering system includes only the Delaware Basin JV’s compression capacity and does not include gas compressed by third parties on our system.

(5)	Includes gross mileage, capacity, and throughput for the Ascension JV, which is owned 50% by us.

(6)	Estimated capacity is comprised of trucking capacity only.

(7)
Estimated capacity is comprised of 86,500 Bbls/d of pipeline capacity and 50,000 Bbls/d of trucking capacity. Our Permian Basin gathering crude and condensate assets include the ECP system, Greater Chickadee system, and Avenger system.

		Year Ended
		December 31, 2018
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMBtu/d)
Texas assets:
Bridgeport processing facility	800	576,300
Silver Creek processing system	280	171,100
North Texas assets	1,080	747,400
MEGA system processing facilities	408	344,800
Lobo processing facilities	275	186,900
Permian Basin assets	683	531,700
Texas assets	1,763	1,279,100

Oklahoma Assets:
Central Oklahoma processing facilities	1,045	1,102,000
Northridge processing facility	200	93,300
Oklahoma assets	1,245	1,195,300

Louisiana assets:
Louisiana gas processing facilities	1,903	431,200
Total Processing Facilities	4,911	2,905,600

		Year Ended
		December 31, 2018
Fractionation Facilities	Estimated NGL Fractionation Capacity (Bbls/d)	Average Throughput (Bbls/d)
Louisiana assets:
Plaquemine fractionation facility (1)	117,000	70,100
Plaquemine processing plant	11,000	5,000
Eunice fractionation facility	65,000	50,800
Riverside fractionation facility (1)	—	30,900
Louisiana assets	193,000	156,800

Texas assets:
Bridgeport processing facility (2)	15,000	—
Mesquite terminal (2)	15,000	—
Texas assets	30,000	—

Gulf Coast Fractionators (3)	56,000	45,100
Total Fractionation Facilities	279,000	201,900
____________________________

(1)
The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to the Riverside fractionation facility for further processing. The Plaquemine fractionation facility and the Riverside fractionation facility have an aggregate fractionation capacity of 117 MBbls/d.

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

(3)	Volumes shown reflect our 38.75% ownership in Gulf Coast Fractionators.

Storage Assets	Estimated Storage Capacity (1)
Gas storage:
Belle Rose gas storage facility	11.9
Sorrento gas storage facility	7.3
Total gas storage	19.2

NGL storage:
Napoleonville NGL storage facility	5.0

Crude oil storage:
ORV storage	0.5
Permian storage	0.1
Central Oklahoma storage	0.2
VEX storage	0.2
Total crude oil storage	1.0
____________________________

(1)	Estimated capacity for gas storage is Bcf and includes linefill capacity necessary to operate storage facilities. Estimated capacity for NGL and crude oil storage is MMbbls.

Texas Assets. Our Texas assets include transmission pipelines, processing facilities, and gathering systems in the Barnett Shale in North Texas and the Permian Basin in West Texas.

•
Acacia Transmission System. The Acacia transmission system is a pipeline that connects production from the Barnett Shale to markets in North Texas accessed by Atmos Energy, Brazos Electric, Enbridge Energy Partners, Energy Transfer Partners, Enterprise Product Partners, and GDF Suez. Devon is the largest customer on the Acacia pipeline with approximately five years remaining on a fixed-fee transportation agreement that covers transmission services and includes annual rate escalators.

•	Processing and Fractionation Facilities. Our processing facilities in Texas include 11 gas processing plants and consist of the following:

•	North Texas Assets. Our North Texas processing systems include the following:

•
Bridgeport processing facility. Our Bridgeport natural gas processing facility, located in Wise County, Texas, approximately 40 miles northwest of Fort Worth, Texas, is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants. Devon is the Bridgeport facility’s largest customer, providing substantially all of the natural gas processed for the year ended December 31, 2018. We have extended our fixed-fee processing agreement with Devon, which was effective after the GIP Transaction, and currently have approximately 10 years remaining on our agreement with Devon pursuant to which we provide processing services for natural gas delivered by Devon to the Bridgeport processing facility.

•
Silver Creek processing system. Our Silver Creek processing system, located in Weatherford, Azle, and Fort Worth, Texas, includes three processing plants: the Azle plant, the Silver Creek plant, and the Goforth plant, which account for 50 MMcf/d, 200 MMcf/d, and 30 MMcf/d of processing capacity, respectively. During 2018, we idled the Azle and GoForth plants due to decreased volumes. Currently, the processing capacity at the Silver Creek plant is sufficient to process all gas on the Silver Creek processing system.

•	Permian Basin Assets. Our Permian Basin processing facilities consist of the following:

•
MEGA system processing facilities. Our MEGA system natural gas processing facilities are located in Midland, Martin, and Glasscock counties, Texas and operate as a connected system. These assets consist of the Bearkat processing facility with a capacity of 75 MMcf/d, the Deadwood processing facility with a capacity of 58 MMcf/d, the Midmar processing facilities with a capacity of 175 MMcf/d, and the Riptide processing facility with a capacity of 100 MMcf/d.

•
Lobo processing facilities. Our Lobo natural gas processing facilities are located in Loving County, Texas and include three processing plants, Lobo I, Lobo II, and Lobo III, which account for 35 MMcf/d, 140 MMcf/d, and 100 MMcf/d of processing capacity, respectively. The Lobo processing facilities and the connected gathering system are owned by the Delaware Basin JV.

•	Gathering Systems. Our gathering systems in Texas are connected to our North Texas or Permian Basin processing assets.

•	North Texas Assets. Our North Texas gathering systems include the following:

•
Bridgeport rich gas gathering system. A substantial majority of the natural gas gathered on the Bridgeport rich gas gathering system is delivered to the Bridgeport processing facility. Devon is the largest customer on the Bridgeport rich gas gathering system contributing substantially all of the natural gas gathered for the year ended December 31, 2018. As described above, we have extended our fixed-fee gathering agreement with Devon, which was effective after the GIP Transaction, and currently have approximately 10 years remaining on a fixed-fee gathering agreement with Devon pursuant to which we provide gathering services on the Bridgeport system.

•
Bridgeport lean gas gathering system. Natural gas gathered on the Bridgeport lean gas gathering system is primarily attributable to Devon and is delivered to the Acacia transmission system and to intrastate pipelines without processing. As described above, we are party to a fixed-fee gathering and processing agreement with Devon that covers gathering services on the Bridgeport system.

•
Johnson County gathering system. Natural gas gathered on this system is primarily attributable to one customer with whom we have a fixed-fee processing agreement that currently has approximately five years remaining.

•	Silver Creek gathering system. Our Silver Creek gathering system is located primarily in Hood, Parker, and Johnson counties, Texas, and connects to the Silver Creek processing system.

•	Permian Basin assets. Our Permian Basin gathering systems include the following:

•
MEGA system gathering facilities. This gathering system in the Permian Basin serves as an interconnected system of pipelines and compressors to deliver gas from wellheads in the Permian Basin to the MEGA system processing facilities.

•
Lobo gathering system. This rich natural gas gathering system consists of gathering pipeline and compression assets in the Delaware Basin in Texas and New Mexico. The Lobo gathering system is owned by the Delaware Basin JV.

Oklahoma Assets. Our Oklahoma assets consist of processing facilities and gathering systems in Southern and Central Oklahoma.

•	Oklahoma processing system. Our processing facilities include the following:

•
Central Oklahoma processing facilities. The Central Oklahoma plants include the Chisholm plants, the Battle Ridge plant, and the Cana processing facilities (collectively, the “Central Oklahoma processing system”), which account for 560 MMcf/d, 85 MMcf/d, and 400 MMcf/d of processing capacity, respectively. The residue natural gas from the Cana processing facility is delivered to Enable Midstream Partners, LP and an affiliate of ONEOK, Inc. (“ONEOK”). The unprocessed NGLs from the Chisholm facilities are transported by ONEOK to NGL transmission lines, which then transport the NGLs to our fractionators in Louisiana. Devon is the primary customer of the Cana processing facilities. We have extended our fixed-fee processing agreement with Devon, which was effective after the GIP Transaction, and currently have approximately 10 years remaining on a fixed-fee gathering and processing agreement with us pursuant to which we provide processing services for natural gas delivered by Devon to the Cana processing facility. Additionally, we have a contractual arrangement with Devon on the Chisholm plants that includes an MVC that will remain in effect until December 2020. For 2019, the MVC dictates that approximately 185 MMcf/d of natural gas will be delivered to the Chisholm plant processing facility. The MVC escalates quarterly, resulting in approximately 230 MMcf/d to be delivered in 2020.

•
Northridge processing facility. Our Northridge processing plant is located in Hughes County in the Arkoma-Woodford Shale in Southeastern Oklahoma. The residue natural gas from the Northridge processing facility is delivered to CenterPoint Energy, Inc., Enable Midstream Partners, LP, and MPLX LP.

•	Oklahoma gathering system. Our Oklahoma gathering systems include the following:

•
Central Oklahoma gathering system. The Central Oklahoma gathering system serves the STACK and CNOW plays. In addition, our contractual arrangement with Devon includes an MVC that will remain in effect until December 2020. For 2019, the MVC dictates that approximately 185 MMcf/d of natural gas will be delivered through the Chisholm gathering system. The MVC escalates quarterly, resulting in approximately 230 MMcf/d to be delivered in 2020.

•	Northridge gathering system. Our Northridge gathering system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma.

Louisiana Assets. Our Louisiana assets consist of gas and NGL transmission pipelines, processing facilities, gathering systems, and gas and NGL storage.

•	Louisiana Gas Pipeline and Processing Systems. The Louisiana gas pipeline system includes gathering and transmission systems, processing facilities, and underground gas storage.

•
Gas Transmission and Gathering Systems. Our transmission system consists of a portfolio of large capacity interconnections with the Gulf Coast pipeline grid that provides customers with supply access to multiple domestic production basins for redelivery to major industrial market consumption located primarily in the Mississippi River Corridor between Baton Rouge, Louisiana and New Orleans, Louisiana. Our natural gas transmission services are supplemented by fully integrated, high deliverability salt dome storage capacity strategically located in the natural gas consumption corridor. In combination with our transmission system, our gathering systems provide a fully integrated wellhead to burner tip value chain that includes local gathering, processing, and treating services to Louisiana producers.

•	Gas Processing and Storage Facilities. Our processing facilities in Louisiana include six gas processing plants, of which three are currently operational.

•	Plaquemine Processing Plant. The Plaquemine processing plant has 225 MMcf/d of processing capacity and is connected to the Plaquemine fractionation facility.

•
Gibson Processing Plant. The Gibson processing plant has 110 MMcf/d of processing capacity and is located in Gibson, Louisiana. The Gibson processing plant is connected to our Louisiana gathering system.

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

•
Blue Water Gas Processing Plant. We operate and own a 64.29% interest in the Blue Water gas processing plant. The Blue Water gas processing plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. Our share of the plant’s capacity is approximately 193 MMcf/d. The plant is not expected to operate in the near future unless fractionation spreads are favorable, and volumes are sufficient to run the plant.

•
Eunice Processing Plant. The Eunice processing plant is located in south central Louisiana and has a capacity of 475 MMcf/d of natural gas. In August 2013, we shut down the Eunice processing plant. The plant is not expected to operate in the near future unless fractionation spreads are favorable, and volumes are sufficient to run the plant.

•
Sabine Pass Processing Plant. The Sabine Pass processing plant is located east of the Sabine River in Johnson's Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. In 2013, we shut down the Sabine Pass processing plant and do not anticipate reopening the plant based on current market conditions.

•
Belle Rose Gas Storage Facility. The Belle Rose storage facility is located in Assumption Parish, Louisiana. This facility was placed in service in May 2016 and is designed for injecting pipeline quality gas into storage or withdrawing stored gas for delivery by pipeline.

•
Sorrento Gas Storage Facility. The Sorrento gas storage facility is located in Assumption Parish, Louisiana. This facility is designed for injecting pipeline quality gas into storage or withdrawing stored gas for delivery by pipeline.

•	Louisiana Liquids Pipeline System. Our Louisiana liquids pipeline system includes NGL transport lines, fractionation assets, and underground NGL storage.

•
Cajun-Sibon Pipeline System. The Cajun-Sibon pipeline system transports unfractionated NGLs from areas such as the Liberty, Texas interconnects near Mont Belvieu, Texas, and, from time to time, our Gibson and Pelican processing plants in South Louisiana to either the Plaquemine or Eunice fractionators or to third-party fractionators when necessary.

•
Ascension Pipeline. The Ascension JV is an NGL pipeline that connects our Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery and is owned 50% by Marathon Petroleum Corporation.

•
Fractionation Facilities. There are four fractionation facilities located in Louisiana that are connected to our processing facilities and to Mont Belvieu, Texas and other hubs through our Cajun-Sibon pipeline system.

•
Plaquemine Fractionation Facility. The Plaquemine fractionator is located at our Plaquemine gas processing plant complex and is connected to our Cajun-Sibon pipeline. The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to our Riverside facility for further processing. The Plaquemine fractionator, collectively with the Riverside Fractionation Facility, has an approximate capacity of 117,000 Bbls/d of raw-make NGL products.

•	Plaquemine Gas Processing Plant. In addition to the Plaquemine fractionation facility, the adjacent Plaquemine gas processing plant also has an on-site fractionator.

•
Eunice Fractionation Facility. The Eunice fractionation facility is located in south central Louisiana. Liquids are delivered to the Eunice fractionation facility by the Cajun-Sibon pipeline system. The Eunice fractionation facility fractionates butane and heavier products from our Riverside facility and is directly connected to NGL markets and to a third-party storage facility.

•
Riverside Fractionation Facility. The Riverside fractionator and loading facility are located on the Mississippi River upriver from Geismar, Louisiana. Liquids are delivered to the Riverside fractionator by pipeline from the Eunice and Pelican processing plants or by third-party truck and rail assets. The loading/unloading facility has the capacity to transload 15,000 Bbls/d of crude oil and condensate from rail cars to barges.

•
Napoleonville Storage Facility. The Napoleonville NGL storage facility is connected to the Riverside facility and is comprised of two existing caverns. The caverns are currently operated in butane service, and space is leased to customers for a fee.

Crude and Condensate. Our Crude and Condensate assets consist of crude oil and condensate pipelines, above ground storage, and a trucking fleet.

•
Ohio River Valley. Our ORV operations are an integrated network of assets comprised of a 5,000-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot crude oil and condensate rail loading terminal on the Ohio Central Railroad network, crude oil and condensate pipelines in Ohio and West Virginia, above ground crude oil storage, a trucking fleet comprised of both semi and straight trucks, trailers for hauling NGL volumes, and seven existing brine disposal wells. Additionally, our ORV operations include eight condensate stabilization and natural gas compression stations that are supported by long-term, fee-based contracts with multiple producers.

•	Permian Crude and Condensate. Our Permian Crude and Condensate assets have crude oil gathering, transportation, and marketing operations in the Permian Basin. These assets include:

•	ECP System. The ECP System includes trucking and crude gathering pipelines that were acquired in 2015.

•
Avenger Crude Oil Gathering System. During 2018, we constructed a new crude oil gathering system in the northern Delaware Basin called Avenger. Avenger is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and expect to begin full-service operations during the third quarter of 2019.

•
Greater Chickadee Gathering system. Greater Chickadee was placed into service in March 2017 and delivers crude oil for customers to Enterprise Product Partners L.P.’s crude oil terminal in West Texas. Greater Chickadee also includes multiple central tank batteries with pump, truck injection, and storage stations to maximize shipping and delivery options for producers.

•
Central Oklahoma Crude Oil Gathering Systems. Black Coyote was built primarily on acreage dedicated from Devon, which is the main shipper on the system. In addition, we further expanded our crude oil gathering operations in the STACK through the construction of Redbud, which is supported by a contract with Marathon Oil Company. We commenced initial operations on Redbud during the third quarter of 2018.

•
Victoria Express Pipeline. VEX includes a multi-grade crude oil pipeline with terminals in Cuero and the Port of Victoria and barge docks. The Cuero truck unloading terminal at the origin of the VEX system contains eight unloading bays and above-ground storage capacity for receipt from, and delivery to, the VEX pipeline. The VEX pipeline terminates at the Port of Victoria Terminal, which has an eight-bay truck unloading dock and above-ground storage capacity. The Port of Victoria Terminal delivers to two barge loading docks at the Port of Victoria. We have an agreement with Devon to ship on VEX, which includes an MVC of 30,000 Bbls/d, that will remain in effect until July 2019.

Corporate. Our Corporate assets primarily consist of our 38.75% ownership interest in GCF and 30% ownership interest in the Cedar Cove JV.

•
Gulf Coast Fractionators. We own a 38.75% interest in GCF, with the remaining interests owned 22.5% by Phillips 66, and 38.75% by Targa Resources Partners, LP. GCF owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. Phillips 66 is the operator of the fractionator. GCF receives raw mix NGLs from customers, fractionates the raw mix, and redelivers the finished products to the customers for a fee.

•
Cedar Cove JV. On November 9, 2016, we formed a joint venture with Kinder Morgan, Inc. consisting of gathering and compression assets in Blaine County, Oklahoma, which tie into our existing Oklahoma assets. All gas gathered by the Cedar Cove JV is processed by our Central Oklahoma processing facilities. We own 30% of the Cedar Cove JV.

Industry Overview

The following diagram illustrates the gathering, processing, fractionation, stabilization, and transmission process.

Upstream
EnLink's Midstream Services
Downstream:
End Use Markets
Natural Gas
Rich Gas Gathering Pipelines
Rich Gas Processing
Residue Gas Transportation Pipelines
Natural Gas Storage
Residue Gas Transportation Pipelines
Consumer Use
Industrial
Export
Natural Gas Liquids (NGL)
Mixed NGL Pipelines
NGL Fractionation & Storage
Butane
Ethane
Propane
Iso-Butane
Natural Gasoline
Purity NGL Pipelines
Petrochem
Refineries
Export
Producers
Crude Oil & Condensate
Gathering Pipelines
Truck Gathering
Stabilization
Terminal Storage
Transportation Pipelines
Export
Refineries
Consumer Use

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

Natural gas processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water and CO2, sulfur compounds, nitrogen, or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and may need to be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems mostly consists of methane and ethane, and moisture and other contaminants have been removed, so there are negligible amounts of them in the gas stream. Natural gas is processed to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas and to separate those hydrocarbon liquids from the gas that have higher value as NGLs. The removal and separation of individual hydrocarbons through processing is possible due to differences in weight, boiling point, vapor pressure, and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline-quality natural gas and a mixed NGL stream and the removal of contaminants.

NGL fractionation. NGLs are separated into individual, more valuable components during the fractionation process. NGL fractionation facilities separate mixed NGL streams into discrete NGL products: ethane, propane, isobutane, normal butane, natural gasoline, and stabilized crude oil and condensate. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Propane is used as a petrochemical feedstock in the production of ethylene and propylene and as a heating fuel, an engine fuel, and industrial fuel. Isobutane is used principally to enhance the octane content of motor gasoline. Normal butane is used as a petrochemical feedstock in the production of ethylene and butylene (a key ingredient in synthetic rubber), as a blend stock for motor gasoline, and to derive isobutene through isomerization. Natural gasoline, a mixture of pentanes and heavier hydrocarbons, is used primarily as motor gasoline blend stock or petrochemical feedstock.

Natural gas transmission. Natural gas transmission pipelines receive natural gas from mainline transmission pipelines, processing plants, and gathering systems and deliver it to industrial end-users, utilities, and to other pipelines.

Crude oil and condensate transmission. Crude oil and condensate are transported by pipelines, barges, rail cars, and tank trucks. The method of transportation used depends on, among other things, the resources of the transporter, the locations of the production points and the delivery points, cost-efficiency, and the quantity of product being transported.

Condensate Stabilization. Condensate stabilization is the distillation of the condensate product to remove the lighter end components, which ultimately creates a higher quality condensate product that is then delivered via truck, rail, or pipeline to local markets.

Brine gathering and disposal services. Typically, shale wells produce significant amounts of water that, in most cases, require disposal. Produced water and frac-flowback is hauled via truck transport or is pumped through pipelines from its origin at the oilfield tank battery or drilling pad to the disposal location. Once the water reaches the delivery disposal location, water is processed and filtered to remove impurities, and injection wells place fluids underground for storage and disposal.

Storage. Demand for natural gas, NGLs, and crude oil fluctuate daily and seasonally, while production and pipeline deliveries are relatively constant in the short term. Storage of products during periods of low demand helps to ensure that sufficient supplies are available during periods of high demand. Natural gas and NGLs are stored in large volumes in underground facilities and in smaller volumes in tanks above and below ground, while crude oil is typically stored in tanks above ground.

Crude oil and condensate terminals. Crude oil and condensate rail terminals are an integral part of ensuring the movement of new crude oil and condensate production from the developing shale plays in the United States and Canada. In general, the crude oil and condensate rail loading terminals are used to load rail cars and transport the commodity out of developing basins into market rich areas of the country where crude oil and condensate rail unloading terminals are used to unload rail cars and store crude oil and condensate volumes for third parties until the crude oil and condensate is redelivered to premium market delivery points via pipelines, trucks, or rail.

Balancing Supply and Demand

When we purchase natural gas, NGLS, crude oil, and condensate, we establish a margin normally by selling it for physical delivery to third-party users. We can also use over-the-counter derivative instruments or enter into future delivery obligations under futures contracts on the New York Mercantile Exchange (“NYMEX”) related to our natural gas purchases. Through these transactions, we seek to maintain a position that is balanced between (1) purchases and (2) sales or future delivery obligations. Our policy is not to acquire and hold natural gas, NGL, or crude oil futures contracts or derivative products for the purpose of speculating on price changes.

Competition

The business of providing gathering, transmission, processing, and marketing services for natural gas, NGLs, crude oil, and condensate is highly competitive. We face strong competition in obtaining natural gas, NGLs, crude oil, and condensate supplies and in the marketing and transportation of natural gas, NGLs, crude oil, and condensate. Our competitors include major integrated and independent exploration and production companies, natural gas producers, interstate and intrastate pipelines, other natural gas, NGLs, and crude oil and condensate gatherers, and natural gas processors. Competition for natural gas and crude oil and condensate supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency, and reliability of the gatherer, and the pricing arrangements offered by the gatherer. For areas where acreage is not dedicated to us, we will compete with similar enterprises in providing additional gathering and processing services in its respective areas of operation, which may offer more services or have strong financial resources and access to larger natural gas, NGLs, crude oil, and condensate supplies than we do. Our competition varies in different geographic areas.

In marketing natural gas, NGLs, crude oil, and condensate, we have numerous competitors, including marketing affiliates of interstate pipelines, major integrated oil and gas companies, and local and national natural gas producers, gatherers, brokers, and marketers of widely varying sizes, financial resources, and experience. Local utilities and distributors of natural gas are, in some cases, engaged directly and through affiliates in marketing activities that compete with our marketing operations.

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

Natural Gas, NGL, Crude Oil, and Condensate Supply

Our gathering and transmission pipelines have connections with major intrastate and interstate pipelines, which we believe have ample natural gas and NGL supplies in excess of the volumes required for the operation of these systems. We evaluate well and reservoir data that is either publicly available or furnished by producers or other service providers in connection with the construction and acquisition of our gathering systems and assets to determine the availability of natural gas, NGLs, crude oil, and condensate supply for our systems and assets and/or obtain an MVC from the producer that results in a rate of return on investment. We do not routinely obtain independent evaluations of reserves dedicated to our systems and assets due to the cost and relatively limited benefit of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems and assets or the anticipated life of such producing reserves.

Credit Risk and Significant Customers

We are subject to risk of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. We diligently attempt to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of crude oil, condensate, NGLs, and natural gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to our overall profitability. A substantial portion of our throughput volumes come from customers that have investment-grade ratings. However, lower commodity prices in future periods may result in a reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us. Some of our customers have filed for bankruptcy protection, and their debts and payments to us are subject to laws governing bankruptcy.

The following customers individually represented greater than 10% of our consolidated revenues. These customers represent a significant percentage of revenues, and the loss of the customer would have a material adverse impact on our results of operations because the revenues and gross operating margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues.

	Year Ended December 31,
	2018	2017	2016
Devon	10.4%	14.4%	18.5%
Dow Hydrocarbons and Resources LLC	11.1%	11.2%	10.8%
Marathon Petroleum Corporation	11.5%	(1)	(1)
____________________________

(1)	Consolidated revenues for Marathon Petroleum Corporation did not exceed 10% of our consolidated revenues for the years ended December 31, 2017 and 2016.

Regulation

Natural Gas Pipeline Regulation. We own interstate natural gas pipelines that are subject to regulation as natural gas companies by the FERC under the Natural Gas Act (“NGA”). FERC regulates the rates and terms and conditions of service on interstate natural gas pipelines, as well as the certification, construction, modification, expansion, and abandonment of facilities.
The rates and terms and conditions of service for our interstate pipeline services regulated by FERC must be just and reasonable and not unduly preferential or unduly discriminatory, although negotiated or settlement rates may be accepted in certain circumstances. Such rates and terms and conditions of service are set forth in FERC-approved tariffs. Proposed rate increases and changes to our tariffs are subject to FERC approval. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by FERC on its own initiative, and proposed new or changed rates may be challenged by protest. If protested, a rate increase may be suspended for up to five months and collected, subject to refund. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation.

The cost-of-service rates charged by our FERC regulated natural gas pipelines may also be affected by FERC’s income tax allowance policy, although we do not currently expect to experience any impact to financial results as a result of this policy. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al.v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting SFPP, L.P., then an interstate petroleum products pipeline organized as a master limited partnership, to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline double-recovering its investors’ income taxes. The court vacated FERC’s order and remanded to FERC. In March 2018, FERC issued an Order on Remand to SFPP, L.P. and simultaneously issued a revised policy statement disallowing master limited partnerships from recovering both an income tax allowance for the partners’ tax costs and a discounted cash flow return on equity in their cost-of-service rates. The revised policy statement further provides that FERC will address the application of this policy to partnerships and pass-through entities that are not organized as master limited partnerships in subsequent proceedings on a case-by-case basis as the issue arises. In July 2018, FERC dismissed the requests for rehearing of the revised policy statement and provided guidance that if a pipeline organized as a master limited partnership or other pass-through entity eliminates its income tax allowance from its cost of service, FERC anticipates that such pipeline will also remove accumulated deferred income taxes from its cost of service. FERC further required all interstate natural gas pipelines to file a one-time informational filing in 2018 on a new form in order to collect information to evaluate the impact of the 2017 Tax Cuts and Jobs Act and the revised policy statement on such pipelines.

In addition to policies regarding rate setting, interstate natural gas pipelines regulated by FERC are required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates if such marketing affiliates are shippers on their interstate natural gas pipelines. FERC’s market oversight and transparency regulations require regulated entities to submit annual reports of threshold purchases or sales of natural gas and publicly post certain information on scheduled volumes. FERC’s market manipulation regulations, promulgated pursuant to the Energy Policy Act of 2005 (the “EPAct 2005”), make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme, or artifice to defraud; (2) make any untrue statement of material fact or omit to state a material fact necessary to make the statements made not misleading (in light of the circumstances under which the statements were made); or (3) engage in any act, practice, or course of business that operates (or would operate) as a fraud or deceit upon any person. The EPAct 2005 also amends the NGA and the Natural Gas Policy Act of 1978 (“NGPA”) to give FERC authority to impose civil penalties for violations of these statutes up to $1.0 million per day per violation for violations occurring after August 8, 2005. The maximum penalty authority established by the statute has been adjusted to approximately $1.3 million per day per violation and will continue to be adjusted periodically for inflation. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines.

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

In addition to Section 311 regulation, our intrastate natural gas pipeline operations are subject to regulation by various state agencies. Most state agencies possess the authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment, and interconnection of physical facilities for intrastate pipelines. State agencies also may regulate transportation rates, service terms, and conditions and contract pricing.
Liquids Pipeline Regulation. We own certain liquids and crude oil pipelines that are regulated by FERC as common carrier interstate pipelines under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and related rules and orders.

FERC regulation requires that interstate liquids pipeline rates and terms and conditions of service, including rates for transportation of crude oil, condensate, and NGLs, be filed with FERC and that these rates and terms and conditions of service be “just and reasonable” and not unduly discriminatory or unduly preferential.

Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. This adjustment is subject to review every five years. For the five-year period beginning on July 1, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. On October 20, 2016, however, FERC issued an Advance Notice of Proposed Rulemaking indicating that FERC is considering a new policy that would deny proposed index increases for pipelines under certain circumstances where revenues exceed cost-of-service by a certain percentage or where the proposed index increases exceed certain annual cost changes reported to FERC. Under current FERC regulations, liquids pipelines can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. The cost-of-service rates charged by our interstate liquids pipelines may also be affected by FERC’s revised income tax allowance policy statement discussed above. In addition, FERC intends to incorporate its revised income tax allowance policy as well as the impact of the tax reduction from the Tax Cuts and Jobs Act of 2017 in its next five-year review of the oil pipeline index, which is scheduled to occur in 2020 to establish the index level for the July 1, 2021 to June 30, 2026 time period.

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

As we acquire, construct, and operate new liquids assets and expand our liquids transportation business, the classification and regulation of our liquids transportation services, including services that our marketing companies provide on our FERC-regulated liquids pipelines, are subject to ongoing assessment and change based on the services we provide and determinations by FERC and the courts. Such changes may subject additional services we provide to regulation by FERC.

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

Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We own a number of natural gas pipelines that we believe meet the traditional tests FERC has used to establish that a pipeline is a gathering pipeline and therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, however, so the classification and regulation of our gathering facilities are subject to change. Application of FERC jurisdiction to our gathering facilities could increase our operating costs, decrease our rates, and adversely affect our business. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory requirements and complaint-based rate regulation.

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

We also operate brine disposal wells that are regulated as Class II wells under the federal Safe Drinking Water Act (“SDWA”). The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting, and closure requirements. Our brine disposal wells are also subject to comparable state laws and regulations. For more information, see “Environmental Matters” below.

Sales of Natural Gas and NGLs. The prices at which we sell natural gas and NGLs currently are not subject to federal regulation and, for the most part, are not subject to state regulation. Our natural gas and NGL sales are, however, affected by the availability, terms, cost, and regulation of pipeline transportation.

Employee Safety. We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”), and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and citizens. We believe that our operations are in substantial compliance with the OSHA requirements including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Pipeline Safety Regulations. Our pipelines are subject to regulation by PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”). The NGPSA regulates safety requirements in the design, construction, operation, and maintenance of gas pipeline facilities. The PSIA established mandatory inspections for all U.S. crude oil and natural gas transportation pipelines and some gathering lines in high-consequence areas (“HCAs”), which include, among other things, areas of high population density or that serve as sources of drinking water. PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. More recently, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, and in June 2016, the President of the United States signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “PIPES Act”), which reauthorizes PHMSA’s oil and gas pipeline programs through 2019.

In April 2016, PHMSA published a notice of proposed rulemaking (“NPRM”), addressing natural gas transmission and gathering lines. The proposed rule would, among other things, change existing integrity management requirements, expand assessment and repair requirements to pipelines in “moderate-consequence areas,” including areas of medium population density, and increase requirements for monitoring and inspection of pipeline segments located outside of HCAs. Furthermore, this NPRM would require that records or other data relied on to determine operating pressures must be traceable, verifiable, and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing or modifying or replacing facilities, could significantly increase our costs. Additionally, failure to locate such records or verify maximum pressures could result in the reduction of allowable operating pressures, which would reduce available capacity on our pipelines. PHMSA, however, has yet to finalize this rulemaking, and the contents and timing of any final rule are currently uncertain.

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

In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline.

At the state level, several states have passed legislation or promulgated rules dealing with pipeline safety. We believe that our pipeline operations are in substantial compliance with applicable PHMSA and state requirements; however, due to the possibility of new or amended laws and regulations or reinterpretation of existing laws and regulations, there can be no assurance that future compliance with PHMSA or state requirements will not have a material adverse effect on our financial condition, results of operations, or cash flows.

On November 2, 2015, PHMSA issued a Notice of Probable Violation and Proposed Compliance Order (the “NOPV”) asserting probable violations of 49 CFR Part 195 due to our alleged misclassification of a transmission line as a gathering line. Transmission lines are subject to more fulsome pipeline safety regulations than gathering lines. The NOPV proposed a compliance order requiring us to satisfy the Part 195 requirements applicable to transmission lines but did not propose a penalty. On January 18, 2018, we received a letter from PHMSA withdrawing the NOPV and indicating that the case was closed effective as of January 18, 2018.

Environmental Matters

General. Our operations involve processing and pipeline services for delivery of hydrocarbons (natural gas, NGLs, crude oil, and condensates) from point-of-origin at crude oil and gas wellheads operated by our suppliers to our end-use market customers. Our facilities include natural gas processing and fractionation plants, natural gas and NGL storage caverns, brine disposal wells, pipelines and associated facilities, fractionation and storage units for NGLs, and transportation and delivery of hydrocarbons. As with all companies in our industrial sector, our operations are subject to stringent and complex federal, state, and local laws and regulations relating to the discharge of hazardous substances or solid wastes into the environment or otherwise relating to protection of the environment. Compliance with existing and anticipated environmental laws and regulations increases our overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities, as well as capital expenditures necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.

Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures, and obtaining required governmental approvals and permits, may result in the assessment of administrative, civil or criminal penalties, imposition of investigatory or remedial activities and, in certain, less common circumstances, issuance of temporary or permanent injunctions, or construction or operation bans or delays. As part of the regular evaluation of our operations, we routinely review and update governmental approvals as necessary.

The continuing trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Moreover, risks of process upsets, accidental releases, or spills are associated with possible future operations, and we cannot assure you that we will not incur significant costs and liabilities, including those relating to claims for damage to the environment, property, and persons as a result of any such upsets, releases, or spills. We may be unable to pass on current or future environmental costs to our customers. A discharge or release of hydrocarbons, hazardous substances, or solid wastes into the environment could, to the extent losses related to the event are not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and to pay fines or penalties that may be assessed and the cost related to claims made by neighboring landowners and other third parties for personal injury or damage to natural resources or property. We attempt to anticipate future regulatory requirements that might be imposed and plan accordingly to comply with changing environmental laws and regulations and to minimize costs with respect to more stringent future laws and regulations or more rigorous enforcement of existing laws and regulations.

Hazardous Substances and Solid Waste. Environmental laws and regulations that relate to the release of hazardous substances or solid wastes into soils, sediments, groundwater, and surface water and/or include measures to prevent and control pollution may pose significant costs to our industrial sector. These laws and regulations generally regulate the generation, storage, treatment, transportation, and disposal of solid wastes and hazardous substances and may require investigatory and corrective actions at facilities where such waste or substance may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the federal “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. Potentially responsible parties include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at an off-site location, such as a landfill. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources. CERCLA also authorizes the U.S. Environmental Protection Agency (“EPA”) and, in some cases, third parties, to take actions in response to threats to public health or the environment and to seek recovery of costs they incur from the potentially responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or solid wastes released into the environment. Although petroleum, natural gas, and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of ordinary operations, we may generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas, or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such substances have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or any analogous federal, state, or local law.

We also generate, and may in the future generate, both hazardous and nonhazardous solid wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and/or comparable state statutes. From time to time, the EPA and state regulatory agencies have considered the adoption of stricter disposal standards for nonhazardous wastes, including crude oil, condensate, and natural gas wastes. Moreover, it is possible that some wastes generated by us that are currently exempted from the definition of hazardous waste may in the future lose this exemption and be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly management and disposal requirements. Additionally, the Toxic Substances Control Act (“TSCA”) and analogous state laws impose requirements on the use, storage, and disposal of various chemicals and chemical substances. In June 2017, the EPA finalized three rulemakings to update its implementation of TSCA. Two of the new rules establish the EPA’s process and criteria for identifying high priority chemicals for risk evaluation and determining whether these high priority chemicals present an unreasonable risk to health or the environment. The third rule requires industry reporting of chemicals manufactured or processed in the U.S. over the past 10 years. Changes in applicable laws or regulations may result in an increase in our capital expenditures or plant operating expenses or otherwise impose limits or restrictions on our production and operations.

We currently own or lease, have in the past owned or leased, and in the future may own or lease, properties that have been used over the years for brine disposal operations, crude oil and condensate transportation, natural gas gathering, treating, or processing and for NGL fractionation, transportation, or storage. Solid waste disposal practices within the NGL industry and other oil and natural gas related industries have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and other solid wastes may have been released on or under various properties owned, leased, or operated by us during the operating history of those properties. In addition, a number of these properties may have been operated by third parties over whose operations and hydrocarbon and waste management practices we had no control. These properties and wastes disposed thereon may be subject to the SWDA, CERCLA, RCRA, TSCA, and analogous state laws. Under these laws, we could be required, alone or in participation with others, to remove or remediate previously disposed wastes or property contamination, if present, including groundwater contamination, or to take action to prevent future contamination.

Air Emissions. Our current and future operations are subject to the federal Clean Air Act and regulations promulgated thereunder and under comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our facilities, and impose various control, monitoring, and reporting requirements.

Pursuant to these laws and regulations, we may be required to obtain environmental agency pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in an increase in existing air emissions, obtain and comply with the terms of air permits, which include various emission and operational limitations, or use specific emission control technologies to limit emissions. We likely will be required to incur certain capital expenditures in the future for air pollution control equipment in connection with maintaining or obtaining governmental approvals addressing air emission-related issues. Failure to comply with applicable air statutes or regulations may lead to the assessment of administrative, civil, or criminal penalties and may result in the limitation or cessation of construction or operation of certain air emission sources or require us to incur additional capital expenditures. Although we can give no assurances, we believe such requirements will not have a material adverse effect on our financial condition, results of operations, or cash flows, and the requirements are not expected to be more burdensome to us than to any similarly situated company.

In addition, the EPA included Wise County, the location of our Bridgeport facility, in its January 2012 revision to the Dallas-Fort Worth ozone nonattainment area (“DFW area”) for the 2008 revised ozone national ambient air quality standard (“NAAQS”). As a result of this moderate nonattainment designation, new major sources in Wise County, meaning sources that emit greater than 100 tons/year of nitrogen oxides (“NOx”) and volatile organic compounds (“VOCs”), as well as major modifications of existing facilities in the county resulting in net emissions increases of greater than 40 tons/year of NOx or VOCs, are subject to more stringent new source review (“NSR”) pre-construction permitting requirements than they would be in an area that is in attainment with the 2008 ozone NAAQS. NSR pre-construction permits can take twelve to eighteen months to obtain and require the permit applicant to offset the proposed emission increases with reductions elsewhere at a 1.15 to 1 ratio. On November 14, 2018, EPA proposed to find that the DFW area failed to attain the 2008 ozone standard by its attainment date of July 20, 2017. If this proposal is finalized, the DFW area would be reclassified to a serious nonattainment area under this standard, imposing more stringent major source and major modification thresholds, increasing the applicable emission offset ratio, and potentially requiring the state to adopt more stringent permitting requirements.

In October 2015, the EPA promulgated a new NAAQS for ozone of 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards, down from the 75 ppb standards of the 2008 ozone NAAQS. On June 4, 2018, EPA designated the DFW area, including Wise County, as a marginal nonattainment area under this standard. EPA published a final rule to implement the 2015 ozone NAAQS on December 6, 2018. The area’s marginal classification does not require the additional control measures to be implemented. However, should the area fail to attain this standard by its marginal attainment date of August 2021, it risks reclassification to moderate, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Furthermore, the area remains subject to the requirements associated with its serious classification under the 2008 standard notwithstanding its marginal classification under the 2015 standard. This new standard is being challenged in a pending appeal before the U.S. Court of Appeals for the D.C. Circuit, but if the standard is implemented, it could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment.

Effective May 15, 2012, the EPA promulgated rules under the Clean Air Act that established new air emission controls for oil and natural gas production, pipelines, and processing operations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) programs. These rules require the control of emissions through reduced emission (or “green”) completions and establish specific new requirements regarding emissions from wet seal and reciprocating compressors, pneumatic controllers, and storage vessels at production facilities, gathering systems, boosting facilities, and onshore natural gas processing plants. In addition, the rules revised existing requirements for VOC emissions from equipment leaks at onshore natural gas processing plants by lowering the leak definition for valves from 10,000 parts per million to 500 parts per million and requiring the monitoring of connectors, pumps, pressure relief devices, and open-ended lines. These rules required a number of modifications to our assets and operations. In October 2012, several challenges to the EPA’s NSPS and NESHAPs rules for the industry were filed by various parties, including environmental groups, and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since revised certain aspects of the rules and has indicated that it may reconsider other aspects of the rules. Depending on the outcome of such proceedings, the rules may be further modified or rescinded, or the EPA may issue new rules. We cannot predict the costs of compliance with any modified or newly issued rules.

In partial response to the issues raised regarding the 2012 rulemaking, the EPA recently finalized new rules that took effect August 2, 2016 to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector under the NSPS. The EPA announced its intention to reconsider those regulations in April 2017 and sought to stay its requirements, however, the EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. In October 2018, and pursuant to its reconsideration, the EPA proposed a rule that would amend certain requirements of the NSPS standard. Accordingly, the rule remains in effect. In June 2016, the EPA also finalized a rule regarding alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities within one-quarter mile of one another to be deemed a major source on an aggregate basis, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. EPA draft guidance issued in September 2018 clarified that this rule pertains to the oil and gas industry. On November 10, 2016, the EPA issued a final Information Collection Request (“ICR”) that requires numerous oil and gas companies to provide information regarding methane emissions from existing oil and gas facilities, a step used to provide a basis for future rulemaking. The EPA withdrew this ICR in March 2017.

Other federal agencies have also taken steps to impose new or more stringent regulations on the oil and gas sector in order to further reduce methane emissions. For example, the BLM adopted new rules on November 15, 2016, to be effective on January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, the BLM published a final rule delaying the 2018 provisions until 2019. In February 2018, the BLM proposed to repeal certain of the requirements of the 2016 methane rules. Several states filed judicial challenges to the BLM’s proposed repeal. However, this litigation was stayed in April 2018 pending the BLM’s finalization or withdrawal of its February 2018 proposal. In September 2018, BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains possible. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business. However, the status of recent and future rules and rulemaking initiatives under the Trump Administration remains uncertain.

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

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative, and judicial developments are likely to occur. Such developments in greenhouse gas initiatives may affect us and other companies operating in the oil and gas industry. In addition to these developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against greenhouse gas emissions sources, which may increase our litigation risk for such claims. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In June 2017, the Trump Administration announced its intent to withdraw from the Paris Agreement. Pursuant to the terms of the Paris Agreement, the earliest date the United States can withdraw is November 2020. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, we cannot predict the financial impact of related developments on us.

Federal or state legislative or regulatory initiatives that regulate or restrict emissions of greenhouse gases in areas in which we conduct business could adversely affect the availability of, or demand for, the products we store, transport, and process, and, depending on the particular program adopted, could increase the costs of our operations, including costs to operate and maintain our facilities, install new emission controls on our facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions, and/or administer and manage a greenhouse gas emissions program. We may be unable to recover any such lost revenues or increased costs in the rates we charge our customers, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before FERC or state regulatory agencies and the provisions of any final legislation or regulations. Reductions in our revenues or increases in our expenses as a result of climate control initiatives could have adverse effects on our business, financial condition, results of operations, or cash flows.

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

Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. In June 2015, the EPA and the U.S. Army Corps of Engineers finalized a rule intended to clarify the meaning of the term “waters of the United States,” (“WOTUS”) which establishes the scope of regulated waters under the Clean Water Act. The rule has been challenged and was stayed by federal courts. If upheld, the rule is expected to expand federal jurisdiction under the Clean Water Act. On February 6, 2018, EPA and the U.S. Army Corps of Engineers published a final rule to postpone the effectiveness of the WOTUS rule until February 6, 2020. The February 2018 delay rule is subject to pending judicial challenges in multiple federal district courts. In December 2018, EPA and the Army Corps of Engineers issued a proposed rule that, if finalized, would narrow the scope of their jurisdiction. To the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. Regulations promulgated pursuant to the Clean Water Act require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed by our permits and that continued compliance with such existing permit conditions will not have a material effect on our financial condition, results of operations, or cash flows.

We operate brine disposal wells that are regulated as Class II wells under the SDWA. The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting, and closure requirements. Our brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the SDWA, such as the Ohio Department of Natural Resources rules that took effect October 1, 2012. These rules set new, more stringent standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state-of-the-art technology. The Ohio Department of Natural Resources also imposes requirements on the transportation and disposal of brine. Compliance with current and future laws and regulations regarding our brine disposal wells may impose substantial costs and restrictions on our brine disposal operations, as well as adversely affect demand for our brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. However, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, TRRC rules allow the TRRC to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. In the state of Ohio, the Ohio Department of Natural Resources (“ODNR”) requires a seismic study prior to the authorization of any new disposal well. In addition, the ODNR has instituted a continuous monitoring network of seismographs and is able to curtail injected volumes regionally based upon seismic activity detected. The Oklahoma Corporation Commission (“OCC”) has also taken steps to focus on induced seismicity, including increasing the frequency of required recordkeeping for wells that dispose into certain formations and considering seismic information in permitting decisions. For instance, on August 3, 2015, the OCC adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes, the implementation of which has involved reductions of injection or shut-ins of disposal wells. The OCC also recently released well completion seismicity guidelines in December 2016 for operators in the STACK play that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity. To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs, and restrictions on our brine disposal operations. Such regulations could also affect our customers’ injection well operations and, therefore, impact our gathering business.

It is common for our customers or suppliers to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by oil and gas producers. Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative, and regulatory efforts at the federal level and in some states and localities have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations of our customers and suppliers. There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, concluding that there is scientific evidence that hydraulic fracturing activities potentially can impact drinking water resources in the United States under some circumstances. This study or similar studies could spur initiatives to further regulate hydraulic fracturing. In June 2016, the EPA finalized rules prohibiting discharges of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Also, effective June 24, 2015, BLM adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and American Indian lands. A federal district court invalidated these BLM rules in June 2016, but they were reinstated on appeal by the U.S. Court of Appeals for the Tenth Circuit in September 2017. In December 2017, BLM published a final rule rescinding the 2015 BLM rules. This rescission is subject to pending challenges in federal courts. Reinstatement of the 2015 BLM rules, or the adoption of additional regulatory burdens in the future, whether federal, state, or local, could increase the cost of or restrict the ability of our customers or suppliers to perform hydraulic fracturing. As a result, any increased federal, state, or local regulation could reduce the volumes of natural gas that our customers move through our gathering systems which would materially adversely affect our financial condition, results of operations or cash flows.

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

Office Facilities

We occupy approximately 157,600 square feet of space at our executive offices in Dallas, Texas under a lease expiring in February 2030. We also occupy office space of approximately 56,000 square feet in Midland, Texas, 32,000 square feet in Houston, Texas under long-term leases, and various other locations to support our operations.

Employees

As of December 31, 2018, we (through our subsidiaries) employed 1,449 full-time employees. Of these employees, 319 were general and administrative, engineering, accounting, and commercial personnel, and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

Item 1A. Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition, results of operations, or cash flows (including our ability to make distributions to our noteholders) could be affected materially and adversely. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline. In this report, the terms “Company” or “Registrant,” as well as the terms “ENLC,” “our,” “we,” “us” or like terms, are sometimes used to refer to EnLink Midstream, LLC itself or EnLink Midstream, LLC and its consolidated subsidiaries, including ENLK and its consolidated subsidiaries. Readers are advised to refer to the context in which terms are used, and to read these risk factors in conjunction with other detailed information concerning our business as set forth in our accompanying financial statements and notes and contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Risks Inherent in an Investment in ENLC

GIP owns approximately 46.1% of ENLC’s outstanding common units as of February 13, 2019 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including GIP, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

GIP owns and controls the Managing Member and appoints all of the directors of the Managing Member, subject to, in certain circumstances, the approval of a majority of our independent directors and our Chief Executive Officer. Some of the directors of the Managing Member are also directors or officers of GIP. Although the Managing Member has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, the directors and officers of the Managing Member also have a duty to manage the Managing Member in a manner that is in the best interests of GIP, in its capacity as the sole member of the Managing Member. Conflicts of interest may arise between GIP and its affiliates, including the Managing Member, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the Managing Member may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•
neither our operating agreement nor any other agreement requires GIP to pursue a business strategy that favors us or to enter into any commercial or business arrangement with us or ENLK. GIP’s directors and officers have a fiduciary duty to make decisions in the best interests of the owners of GIP, which may be contrary to our interests;

•	GIP may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

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

•	any future contracts between us, on the one hand, and affiliates of GIP, on the other, may not be the result of arm’s-length negotiations;

•	except in limited circumstances, the Managing Member has the power and authority to conduct our business without unitholder approval;

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
GIP is a private equity firm with significant resources and experience making investments in midstream energy businesses. GIP is not prohibited from owning assets or interests in entities, or engaging in businesses, that compete directly or indirectly with us. Affiliates of GIP currently own interests in other oil and gas companies, including midstream companies, which may compete directly or indirectly with us. In addition, GIP and its affiliates may acquire, construct, or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities.

Pursuant to the terms of our operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to the Managing Member, or any of its affiliates, including GIP and its officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any unitholder for breach of any duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity, or does not communicate such opportunity or information to us. As a result, competition from GIP, its affiliates, and other companies in which it owns interests could materially and adversely impact our results of operations and distributable cash flow. This may create actual and potential conflicts of interest between us and affiliates of the Managing Member and result in less than favorable treatment of us and our unitholders.

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

Our operating agreement contains provisions that eliminate and replace the fiduciary standards that the Managing Member would otherwise be held to by state fiduciary duty law. For example, our operating agreement permits the Managing Member to make a number of decisions, in its individual capacity, as opposed to in its capacity as the Managing Member, or otherwise, free of fiduciary duties to us and our unitholders. This entitles the Managing Member to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our members. Examples of decisions that the Managing Member may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;

•	whether to exercise its call right;

•	how to exercise its voting rights with respect to any membership interests it owns;

•	whether or not to consent to any merger or consolidation of us or any amendment to our operating agreement; and

•	whether or not to seek the approval of the conflicts committee of the board of directors of the Managing Member, or the unitholders, or neither, of any conflicted transaction.

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

Our operating agreement contains provisions that restrict the remedies available to holders of ENLC common units for actions taken by the Managing Member that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our operating agreement provides that:

•
whenever the Managing Member makes a determination or takes, or declines to take, any other action in its capacity as the Managing Member, the Managing Member is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by Delaware law, or any other law, rule, or regulation, or at equity;

•
the Managing Member will not have any liability to us or our unitholders for decisions made in its capacity as a managing member so long as it acted in good faith, meaning that it subjectively believed that the decision was in, or not opposed to, our best interests;

•	our operating agreement is governed by Delaware law and any claims, suits, actions, or proceedings:

•
arising out of or relating in any way to our operating agreement (including any claims, suits, or actions to interpret, apply, or enforce the provisions of our operating agreement or the duties, obligations, or liabilities among members or of members to us, or the rights or powers of, or restrictions on, the members or the company);

•	brought in a derivative manner on our behalf;

•	asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or the Managing Member, or owed by the Managing Member, to us or our members;

•	asserting a claim arising pursuant to any provision of the Delaware Limited Liability Company Act (“DLLCA”); or

•	asserting a claim governed by the internal affairs doctrine;

•
must be exclusively brought in the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, any other court located in the State of Delaware with subject matter jurisdiction), regardless of whether such claims, suits, actions, or proceedings sound in contract, tort, fraud, or otherwise, are based on common law, statutory, equitable, legal, or other grounds, or are derivative or direct claims. By purchasing ENLC common units, a member is irrevocably consenting to these limitations and provisions regarding claims, suits, actions, or proceedings and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other Delaware courts) in connection with any such claims, suits, actions, or proceedings;

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

Our Managing Member will not have any liability to us or our unitholders for decisions whether or not to seek the approval of the conflicts committee of the board of directors of the Managing Member or holders of a majority of ENLC common units, excluding any ENLC common units owned by the Managing Member and its affiliates. If an affiliate transaction or the resolution of a conflict of interest is not approved by the conflicts committee or holders of ENLC common units, then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Holders of ENLC common units have limited voting rights and are not entitled to elect the Managing Member or the board of directors of the Managing Member, which could reduce the price at which ENLC common units trade.

Unlike the holders of common stock in a corporation, ENLC unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not have the right to elect the Managing Member or the board of directors of the Managing Member on an annual or other continuing basis. The board of directors of the Managing Member, including its independent directors, is chosen by the sole member of the Managing Member, subject, in certain circumstances, to the approval of a majority of our independent directors and our Chief Executive Officer. Furthermore, if unitholders are dissatisfied with the performance of the Managing Member, they will have very limited ability to remove the Managing Member. Our operating agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management. As a result of these limitations, the price at which ENLC common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if our unitholders are dissatisfied, they cannot initially remove the Managing Member without its consent.

ENLC’s unitholders are unable to remove the Managing Member without its consent because the Managing Member and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding ENLC common units voting together as a single class is required to remove the Managing Member. As of February 13, 2019, the Managing Member and its affiliates owned approximately 46.1% of the outstanding ENLC common units.

GIP has pledged all of the equity interests that it owns in ENLC and ENLC’s managing member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under GIP’s senior secured credit facility. Although we are not a party to this credit facility, if a default under such credit facility were to occur, the lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. Moreover, any change of control of the Managing Member would permit the lenders under the Consolidated Credit Facility and the Term Loan to declare all amounts thereunder immediately due and payable, and if any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

Our operating agreement restricts the voting rights of unitholders owning 20% or more of ENLC’s common units.

Unitholders’ voting rights are further restricted by our operating agreement, which provides that any units held by a person that owns 20% or more of any class of units, other than the Managing Member, its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of the Managing Member, including the holders of the ENLC Class C Common Units, cannot vote on any matter.

The control of the Managing Member may be transferred to a third party without unitholder consent.

Our Managing Member may transfer its managing member interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our operating agreement does not restrict the ability of GIP to transfer all or a portion of the ownership interest in the Managing Member to a third party. If the managing member interest were transferred, the new owner of the Managing Member would then be in a position to replace the board of directors and officers of the Managing Member with its own choices and thereby exert significant control over the decisions made by such board of directors and officers. This effectively permits a “change of control” of the Managing Member without the vote or consent of the unitholders. On July 18, 2018, Devon sold its equity interests in us and our Management Member to affiliates of GIP. For more information about the GIP Transaction, see “Item 8. Financial Statements and Supplementary Data—Note 5—Related Party Transactions.”

We may issue additional units, including units that are senior to ENLC common units, without the approval of the holders of common units, which would dilute existing ownership interests.

Our operating agreement does not limit the number of additional membership interests that we may issue at any time without the approval of our unitholders, except that our operating agreement restricts our ability to issue any membership interests senior to or on parity with the ENLK Series B Preferred Units with respect to distributions on such membership interests or upon liquidation without the affirmative vote of the holders of a majority of our outstanding ENLC Class C Common Units, voting separately as a class. The issuance by us of additional ENLC common units or other equity securities of equal or senior rank will have the following effects:

•	each unitholder’s proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of ENLC common units may decline.

The ENLC Class C Common Units give the holders thereof certain rights relating to our business and management, and the ability to exchange such holder’s ENLK Series B Preferred Units into our common units, which could cause dilution to our common unitholders.

Immediately following the closing of the Merger, ENLC issued to Enfield 58,728,994 ENLC Class C Common Units in order to provide Enfield with certain voting rights at ENLC in accordance with our operating agreement. Following the Merger, for each additional ENLK Series B Preferred Unit issued by ENLK pursuant to its partnership agreement, ENLC will issue an additional Class C Common Unit to the applicable holder of ENLK Series B Units, so that the number of ENLC Class C Common Units issued and outstanding will always equal the number of ENLK Series B Preferred Units issued and outstanding. In connection with the issuance of the ENLC Class C Common Units, ENLC, the Managing Member, and GIP III Stetson I, L.P. entered into a board representation agreement with TPG VII Management, LLC, an affiliate of Enfield (“TPG Management”), pursuant to which TPG Management is entitled to appoint one director to the Manager Board, subject to certain conditions and limitations. In addition, the holders of ENLC Class C Common Units will vote with the holders of common units as a single class on all matters on which holders of common units are entitled to vote. Each Class C Common Unit will be entitled to the number of votes equal to the number of common units into which an ENLK Series B Preferred Unit is then exchangeable, which is the product of the number of ENLK Series B Preferred Units being exchanged multiplied by 1.15 (subject to certain adjustments).

In addition, the holders of Class C Common Units are entitled to vote as a separate class on any matter that (i) adversely affects the rights, preferences, and privileges of the ENLC Class C Common Units or the ENLK Series B Preferred Units, including certain leverage ratio restrictions and other minority protections with respect to substantially the same matters for which the holders of ENLK Series B Preferred Units have approval rights under the ENLK partnership agreement, or (ii) amends or modifies any of the terms of the ENLC Class C Common Units or ENLK Series B Preferred Units. The approval of a majority of the ENLC Class C Common Units is required to approve any matter for which the holders of ENLC Class C Common Units are entitled to vote as a separate class. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Furthermore, the exchange of the ENLK Series B Preferred Units into common units, which Enfield may elect to cause at any time, may cause substantial dilution to the holders of the common units. On an as-exchanged basis, the ENLK Series B Preferred Units (and the corresponding voting power of the ENLC Class C Common Units) represent approximately 10.8% of the membership interests of ENLC.

GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units.

As of February 13, 2019, GIP held 224,355,359 ENLC common units. Additionally, we have agreed to provide GIP with certain registration rights with respect to the ENLC common units held by it. The sale of these units could have an adverse impact on the price of ENLC common units or on any trading market that may develop.

Our Managing Member has a call right that may require unitholders to sell their ENLC common units at an undesirable time or price.

If at any time the Managing Member and its affiliates own more than 90% of ENLC’s common units, the Managing Member will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of ENLC common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of ENLC common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by the Managing Member or any of its affiliates for ENLC common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their ENLC common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our Managing Member is not obligated to obtain a fairness opinion regarding the value of ENLC common units to be repurchased by it upon exercise of the call right. There is no restriction in our operating agreement that prevents the Managing Member from issuing additional ENLC common units and exercising its call right. If the Managing Member exercised its call right, the effect would be to take us private. As of February 13, 2019, GIP owned an aggregate of approximately 46.1% of outstanding ENLC common units.

Unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under the DLLCA, a limited liability company may not make a distribution to a member if, after the distribution, all liabilities of the limited liability company, other than liabilities to members on account of their membership interests and liabilities for which the recourse of creditors is limited to specific property of the company, would exceed the fair value of the assets of the limited liability company. For the purpose of determining the fair value of the assets of a limited liability company, the DLLCA provides that the fair value of property subject to liability for which recourse of creditors is limited shall be included in the assets of the limited liability company only to the extent that the fair value of that property exceeds the non-recourse liability. The DLLCA provides that a member who receives a distribution and knew at the time of the distribution that the distribution was in violation of the DLLCA will be liable to the limited liability company for the amount of the distribution for three years following the date of the distribution.

The price of ENLC common units may fluctuate significantly, which could cause our unitholders to lose all or part of their investment.

As of February 13, 2019, approximately 53.9% of ENLC common units were held by public unitholders. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of ENLC common units, and limit the number of investors who are able to buy ENLC common units. The market price of ENLC common units may be influenced by many factors, some of which are beyond our control, including:

•	the quarterly distributions paid by us with respect to ENLC common units;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	the loss of Devon as a customer;

•	events affecting Devon;

•	events affecting GIP;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	general economic conditions;

•	the failure of securities analysts to cover ENLC common units or changes in financial estimates by analysts;

•	future sales of ENLC common units; and

•	other factors described in these “Risk Factors.”

We are a “controlled company” within the meaning of NYSE rules and, as a result, we qualify for, and rely on, exemptions from some of the listing requirements with respect to independent directors.

Because GIP controls more than 50% of the voting power for the election of directors of the Managing Member, we are a controlled company within the meaning of NYSE rules, which exempt controlled companies from the following corporate governance requirements:

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

Our cash flow consists almost exclusively of cash flows from ENLK.

Currently, our only cash-generating asset is our partnership interest in ENLK. Our cash flow is therefore completely dependent upon the ability of ENLK to generate cash, or our ability to borrow under the Consolidated Credit Facility.

The amount of cash that ENLK can provide to us, each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•	the level of ENLK’s processing operations;

•	the fees ENLK charges and the margins it realizes for its services;

•	the prices of, levels of production of, and demand for crude oil, condensate, NGLs, and natural gas;

•
the volume of natural gas ENLK gathers, compresses, processes, transports, and sells, the volume of NGLs ENLK processes or fractionates and sells, the volume of crude oil ENLK handles at its crude terminals, the volume of crude oil and condensate that ENLK gathers, transports, purchases, and sells, the volumes of condensate stabilized, and the volumes of brine ENLK disposes;

•	the relationship between natural gas and NGL prices; and

•	ENLK’s level of operating costs.

In addition, the actual amount of cash generated by ENLK that will be available to us will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures ENLK makes;

•	the cost of acquisitions, if any;

•	ENLK’s debt service requirements and distribution requirements with respect to ENLK’s Series B Preferred Units and Series C Preferred Units;

•	fluctuations in its working capital needs;

•	prevailing economic conditions; and

•	the amount of cash reserves established by the General Partner in its sole discretion for the proper conduct of business.

Because of these and potentially other factors, we may not be able, or may not have sufficient available cash to pay distributions to unitholders each quarter. Furthermore, you should also be aware that the amount of cash ENLK has available depends primarily upon its cash flows, including cash flow from financial reserves and working capital borrowings, and is not solely a function of profitability, which will be affected by non-cash items. As a result, ENLK may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records net income.

We are treated as a corporation subject to entity level federal and state income taxation. Any such entity level income taxes will reduce the amount of cash available for distribution to you.

We are treated as a corporation for tax purposes that is required to pay federal and state income tax on our taxable income at corporate rates. Historically, we have had net operating losses (“NOLs”) that eliminated substantially all of our taxable income and, thus, we historically have not had to pay material amounts of income taxes. We anticipate generating NOLs for tax purposes during 2019, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event we do generate taxable income, federal and state income tax liabilities will reduce the cash available for distribution to our unitholders.

On December 22, 2017, tax legislation commonly known as the Tax Cuts and Jobs Act (“Tax Cuts and Jobs Act”) was enacted. Among other things, the Tax Cuts and Jobs Act (i) reduces the U.S. corporate income tax rate from 35% to 21% (beginning in 2018), (ii) generally will limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (iii) will permit us to offset only 80% (rather than 100%) of our taxable income with any NOLs we generate after 2017. Currently we do not expect the provisions of the Tax Cuts and Jobs Act, taken as a whole, to have any material adverse impact on our cash tax liabilities, financial condition, results of operations, or cash flows. However, it is possible in the future that the NOLs and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

As of December 31, 2018, we had approximately $323.6 million of U.S. federal net operating loss carryforwards (NOLs, which begin to expire in 2028. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of NOLs that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more stockholders (or groups of stockholders) that are each deemed to own at least 5% of our stock increase their ownership percentage by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period.

We believe we experienced an ownership change as a result of the Merger. Thus, our ability to utilize NOLs existing at the time of such ownership change will be subject to limitation under Section 382. The application of such NOLs limitation may cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitation were not in effect and could cause certain NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. To the extent we are not able to offset our future income with our NOLs, this would adversely affect our operating results and cash flows if we have taxable income in the future. Similar rules and limitations may apply for state income tax purposes.

The terms of the Consolidated Credit Facility and the Term Loan may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Consolidated Credit Facility and the Term Loan contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. In addition, the Consolidated Credit Facility and the Term Loan require us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests.

A breach of any of these covenants could result in an event of default under the Consolidated Credit Facility and the Term Loan. Upon the occurrence of such an event of default, all amounts outstanding under the Consolidated Credit Facility and the Term Loan could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under the Consolidated Credit Facility and the Term Loan is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in the Consolidated Credit Facility and the Term loan and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

The occurrence of certain bankruptcy events affecting ENLK or our failure to continue to control ENLK could constitute an event of default under the Consolidated Credit Facility.

Under the terms of the Consolidated Credit Facility, certain events of default relate specifically to events relating to ENLK, as a guarantor of the Consolidated Credit Facility and the Term Loan, including certain bankruptcy events affecting ENLK or any event that causes us to no longer indirectly control ENLK.

Increases in interest rates could adversely impact the price of ENLC’s common units, ENLC’s or ENLK’s ability to issue equity or incur debt for acquisitions or other purposes, and ENLC’s or ENLK’s ability to make cash distributions.

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, ENLC’s unit price is impacted by ENLC’s level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in ENLC’s units, and a rising interest rate environment could have an adverse impact on the price of ENLC’s common units, ENLC’s or ENLK’s ability to issue equity or incur debt for acquisitions or other purposes and ENLC’s or ENLK’s ability to make cash distributions at our intended levels or at all.

Risks Inherent in our Business

We are dependent on Devon for a substantial portion of the natural gas that we gather, process, and transport. The expiration of five-year MVCs from Devon in 2019 and 2020 will result in a decline in our operating results and cash available for distribution because the volumes of natural gas that we gathered, processed, and transported for Devon during 2018 have been below the MVC levels under certain of our contracts.

We are dependent on Devon for a substantial portion of our natural gas supply. For the year ended December 31, 2018, Devon represented approximately 36.4% of our gross operating margin. In order to minimize volumetric exposure, in March 2014, we obtained five-year MVCs from Devon at the Bridgeport processing facility, Bridgeport, and East Johnson County gathering systems, and the Central Oklahoma gathering system, and these MVCs expired on January 1, 2019.We expect gross operating margin to decline approximately $90 million to $100 million due to the expiration of these MVCs. We also have a five-year MVC from Devon attributable to VEX, and this MVC expires on July 31, 2019. Because the volumes of natural gas and crude oil that we gather and transport on our systems are below the MVC levels, we will experience a decline in our operating revenues and cash flow. For the year ended December 31, 2018, we recognized $84.3 million, $1.2 million, and $11.5 million in MVC shortfall revenue from Devon attributable to our Texas, Oklahoma, and Crude and Condensate segments, respectively, because volumes were below the minimum level.

Because we are substantially dependent on Devon for a significant portion of our gross operating margin, any development that materially and adversely affects their operations, financial condition, or market reputation could have a material and adverse impact on us. Material adverse changes for Devon could restrict our access to capital, make it more expensive to access the capital markets, or increase the costs of our borrowings.

We expect to derive a significant portion of our gross operating margin from Devon for the foreseeable future. As a result, any development, whether in our area of operations or otherwise, that adversely affects their production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of our significant customers, some of which are the following:

•	potential changes in the supply of and demand for oil, natural gas and NGLs. and related products and services;

•	risks relating to exploration and drilling programs, including potential environmental liabilities;

•	adverse effects of governmental and environmental regulation; and

•	general economic and financial market conditions.

Further, we are subject to the risk of non-payment or non-performance by Devon, including with respect to our gathering and processing agreements. We cannot predict the extent to which Devon’s business will be impacted by pricing conditions in the energy industry, nor can we estimate the impact such conditions would have on Devon’s ability to perform under our gathering and processing agreements. Additionally, due to our dependence on Devon, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Devon’s financial condition or adverse changes in its credit ratings. S&P Global Ratings (“S&P”) and Moody’s Investors Services

(“Moody’s”) have currently assigned to Devon a BBB and Ba1 credit rating, respectively. Any material limitations on our ability to access capital as a result of such adverse changes at Devon could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future limiting our ability to engage in, expand, or pursue our business activities and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Adverse developments in our gathering, transmission, processing, crude oil, condensate, natural gas, and NGL services businesses would reduce our ability to make distributions to our unitholders.

We rely exclusively on the revenues generated from our gathering, transmission, processing, fractionation, crude oil, natural gas, condensate, and NGL services businesses, and as a result, our financial condition depends upon prices of, and continued demand for, natural gas, NGLs, crude oil, and condensate. An adverse development in one of these businesses may have a significant impact on our financial condition and our ability to make distributions to our unitholders.

We must continually compete for crude oil, condensate, natural gas, and NGL supplies, and any decrease in supplies of such commodities could adversely affect our financial condition, results of operations, or cash flows.

In order to maintain or increase throughput levels in our gathering systems and asset utilization rates at our processing plants and fractionators, we must continually contract for new product supplies. We may not be able to obtain additional contracts for crude oil, condensate, natural gas, and NGL supplies. The primary factors affecting our ability to connect new wells to our gathering facilities include our success in contracting for existing supplies that are not committed to other systems and the level of drilling activity near our gathering systems. If we are unable to maintain or increase the volumes on our systems by accessing new supplies to offset the natural decline in reserves, our business and financial results could be materially, adversely affected. In addition, our future growth will depend in part upon whether we can contract for additional supplies at a greater rate than the rate of natural decline in our current supplies.

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new crude oil, condensate, and natural gas reserves. In prior years we have seen suppressed drilling activity due to low commodity prices. Although drilling activity has improved during 2017 and 2018 in some of the most economic basins, including the Permian Basin, we could see downward pressure on future drilling activity in these basins if commodity prices decline below current levels, which may result in lower volumes. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to our systems and assets. Additional governmental regulation of, or delays in issuance of permits for, the offshore exploration and production industry may negatively impact current and future volumes from offshore pipelines supplying our processing plants. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A continued decrease in the level of drilling activity or a material decrease in production in our principal geographic areas for a prolonged period, as a result of unfavorable commodity prices or otherwise, likely would have a material adverse effect on our financial condition, results of operations, and cash flows.

Any decrease in the volumes that we gather, process, fractionate, or transport would adversely affect our financial condition, results of operations, or cash flows.

Our financial performance depends to a large extent on the volumes of natural gas, crude oil, condensate, and NGLs gathered, processed, fractionated, and transported on our assets. Decreases in the volumes of natural gas, crude oil, condensate, and NGLs we gather, process, fractionate, or transport would directly and adversely affect our financial condition. These volumes can be influenced by factors beyond our control, including:

•	continued fluctuations in commodity prices, including the prices of natural gas, NGLs, crude oil, and condensate;

•	environmental or other governmental regulations;

•	weather conditions;

•	increases in storage levels of natural gas, NGLs, crude oil, and condensate;

•	increased use of alternative energy sources;

•	decreased demand for natural gas, NGLs, crude oil, and condensate;

•	economic conditions;

•	supply disruptions;

•	availability of supply connected to our systems; and

•	availability and adequacy of infrastructure to gather and process supply into and out of our systems.

The volumes of natural gas, crude oil, condensate, and NGLs gathered, processed, fractionated, and transported on our assets also depend on the production from the regions that supply our systems. Supply of natural gas, crude oil, condensate, and NGLs can be affected by many of the factors listed above, including commodity prices and weather. In order to maintain or increase throughput levels on our systems, we must obtain new sources of natural gas, crude oil, condensate, and NGLs. The primary factors affecting our ability to obtain non-dedicated sources of natural gas, crude oil, condensate, and NGLs include (i) the level of successful leasing, permitting, and drilling activity in our areas of operation, (ii) our ability to compete for volumes from new wells and (iii) our ability to compete successfully for volumes from sources connected to other pipelines. We have no control over the level of drilling activity in our areas of operation, the amount of reserves associated with wells connected to our systems, or the rate at which production from a well declines. In addition, we have no control over producers or their drilling or production decisions, which are affected by, among other things, the availability and cost of capital, levels of reserves, availability of drilling rigs, and other costs of production and equipment.

An impairment of goodwill, long-lived assets, including intangible assets and equity method investments, could reduce our earnings.

GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, the impairment test considers whether the fair value of the unconsolidated affiliate investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an impairment is indicated, we would be required to take an immediate non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. In the first quarter of 2016, we recognized a goodwill impairment of $873.3 million. For the year ended December 31, 2017, we recognized impairments on property and equipment of $17.1 million. For the year ended December 31, 2018, we recognized a goodwill impairment of $232.0 million and impairments on property and equipment of $133.8 million related to the carrying values of certain non-core natural gas and crude pipeline assets. Additional impairment of the value of our existing goodwill and long-lived assets could have a significant negative impact on our future operating results.

Our construction of new assets may be more expensive than anticipated, may not result in revenue increases, and may be subject to regulatory, environmental, political, legal, and economic risks that could adversely affect our financial condition, results of operations, or cash flows.

The construction of additions or modifications to our existing systems and the construction of new midstream assets involves numerous regulatory, environmental, political, and legal uncertainties beyond our control including potential protests or legal actions by interested third parties, and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost, or at all. Moreover, our revenues may not increase due to the successful construction of a particular project. For instance, if we expand a pipeline or construct a new pipeline, the construction may occur over an extended period of time, and we may not receive any material increases in revenues promptly following completion of a project or at all. Moreover, we may construct facilities to capture anticipated future production growth in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our financial condition, results of operations, or cash flows. In addition, the construction of additions to our existing gathering and processing assets will generally require us to obtain new rights-of-way and permits prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way or permits to connect new product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

Construction of our major development projects subjects us to risks of construction delays, cost over-runs, limitations on our growth, and negative effects on our financial condition, results of operations, or cash flows.

We are engaged in the planning and construction of several major development projects, some of which will take a number of months before commercial operation. These projects are complex and subject to a number of factors beyond our control, including delays from vendors, suppliers, and third-party landowners, the permitting process, changes in laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather, and other factors. Any delay in the completion of these projects could have a material adverse effect on our financial condition, results of operations, or cash flows. The construction of pipelines and gathering and processing and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity and capital position could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.

Our operations are dependent on our rights and ability to receive or renew the required permits and other approvals from governmental authorities and other third parties.
Performance of our operations requires that we obtain and maintain numerous environmental and land use permits and other approvals authorizing our business activities. A decision by a governmental authority or other third party to deny, delay, or restrictively condition the issuance of a new or renewed permit or other approval, or to revoke or substantially modify an existing permit or other approval, could have a material adverse effect on our ability to initiate or continue operations at the affected location or facility. Expansion of our existing operations is also predicated on securing the necessary environmental or land use permits and other approvals, which we may not receive in a timely manner or at all.
In order to obtain permits and renewals of permits and other approvals in the future, we may be required to prepare and present data to governmental authorities pertaining to the potential adverse impact that any proposed activities may have on the environment, individually or in the aggregate, including on public and Indian lands. Certain approval procedures may require preparation of archaeological surveys, endangered species studies, and other studies to assess the environmental impact of new sites or the expansion of existing sites. Compliance with these regulatory requirements is expensive and significantly lengthens the time needed to develop a site or pipeline alignment. Also, obtaining or renewing required permits or other approvals is sometimes delayed or prevented due to community opposition and other factors beyond our control. The denial of a permit or other approvals essential to our operations or the imposition of restrictive conditions with which it is not practicable or feasible to comply could impact our operations or prevent our ability to expand our operations or obtain rights-of-way. Significant opposition to a permit or other approvals by neighboring property owners, members of the public, or non-governmental organizations, or other third parties or delays in the environmental review and permitting process also could impact our operations or prevent our ability to expand our operations or obtain rights-of-way.

We conduct a portion of our operations through joint ventures, which subjects us to additional risks that could have a material adverse effect on the success of these operations, our financial position, results of operations, or cash flows.

We participate in several joint ventures, and we may enter into other joint venture arrangements in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their contractual and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of commitment. If we do not timely meet our financial commitments or otherwise comply with our joint venture agreements, our ownership of and rights with respect to the applicable joint venture may be reduced or otherwise adversely affected. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation, or other issues. Third parties may also seek to hold us liable for the joint ventures’ liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our financial condition, results of operations, or cash flows.

Any reductions in our credit ratings could increase our financing costs, increase the cost of maintaining certain contractual relationships, and reduce our cash available for distribution.

We cannot guarantee that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. S&P and Moody’s have currently assigned to ENLC a BB+ and Ba1 credit rating, respectively, and to ENLK a BB+ and Ba1 credit rating, respectively. Any downgrade could also lead to higher borrowing costs for future borrowings and, if below investment grade, could require:

•	additional or more restrictive covenants that impose operating and financial restrictions on us and our subsidiaries;

•	our subsidiaries to guarantee such debt and certain other debt;

•	us and our subsidiaries to provide collateral to secure such debt; and

•	us or our subsidiaries to post cash collateral or letters of credit under our hedging arrangements or in order to purchase commodities or obtain trade credit.

Any increase in our financing costs or additional or more restrictive covenants resulting from a credit rating downgrade could adversely affect our ability to finance future operations. If a credit rating downgrade and the resultant collateral requirement were to occur at a time when we were experiencing significant working capital requirements or otherwise lacked liquidity, our results of operations could be adversely affected.

We typically do not obtain independent evaluations of hydrocarbon reserves; therefore, volumes we service in the future could be less than we anticipate.

We typically do not obtain independent evaluations of hydrocarbon reserves connected to our gathering systems or that we otherwise service due to the unwillingness of producers to provide reserve information as well as the cost of such evaluations. Accordingly, we do not have independent estimates of total reserves serviced by our assets or the anticipated life of such reserves. If the total reserves or estimated life of the reserves is less than we anticipate, and we are unable to secure additional sources, then the volumes transported on our gathering systems or that we otherwise service in the future could be less than anticipated. A decline in the volumes could have a material adverse effect on our financial condition, results of operations, or cash flows.

We may not be successful in balancing our purchases and sales.

We are a party to certain long-term gas, NGL, crude oil, and condensate sales commitments that we satisfy through supplies purchased under long-term gas, NGL, crude oil, and condensate purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time, the supplies that we have under contract may decline due to reduced drilling or other causes, and we may be required to satisfy the sales obligations by purchasing additional gas at prices that may exceed the prices received under the sales commitments. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase more or less than contracted volumes. Any of these actions could cause our purchases and sales not to be balanced. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income.

We have made commitments to purchase natural gas in production areas based on production-area indices and to sell the natural gas into market areas based on market-area indices, pay the costs to transport the natural gas between the two points, and capture the difference between the indices as margin. Changes in the index prices relative to each other (also referred to as basis spread) can significantly affect our margins or even result in losses. For example, we are a party to one contract associated with our North Texas operations with a term to June 2019 to supply approximately 150,000 MMBtu/d of gas. We buy gas for this contract on several different production-area indices and sell the gas into a different market area index. We realize a loss on the delivery of gas under this contract each month based on current prices. As of December 31, 2018, the balance sheet reflected a liability of $9.0 million related to this performance obligation based on forecasted discounted cash obligations in excess of market under this gas delivery contract. Reduced supplies and narrower basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.

Our profitability is dependent upon prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control and have been volatile. A depressed commodity price environment could result in financial losses and reduce our cash available for distribution.

We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing and NGL fractionation components of our business. For the year ended December 31, 2018, approximately 9% of our total gross operating margin was generated under percent of liquids contracts and percent of proceeds contracts, with most of these contracts relating to our processing plants in the Permian Basin. Under percent of liquids contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under percent of liquids contracts are directly impacted by the market price of NGLs. Gross operating margin under percent of proceeds contracts is impacted only by the value of the natural gas or liquids produced with margins higher during periods of higher natural gas and liquids prices.

We also realize gross operating margins under processing margin contracts. For the year ended December 31, 2018, approximately 1% of our total gross operating margin was generated under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

We are also indirectly exposed to commodity prices due to the negative impacts of low commodity prices on production and the development of production of crude oil, condensate, natural gas, and NGLs connected to or near our assets and on our margins for transportation between certain market centers. Low prices for these products have reduced the demand for our services and volumes on our systems, and continued low prices may reduce such demand even further.

Although the majority of our NGL fractionation business is under fee-based arrangements, a portion of our business is exposed to commodity price risk because we realize a margin due to product upgrades associated with our Louisiana fractionation business. For the year ended December 31, 2018, gross operating margin realized associated with product upgrades represented approximately 1% of our gross operating margin.

The prices of crude oil, condensate, natural gas, and NGLs were volatile during 2018. Crude oil and weighted average NGL prices decreased 26% and 34%, respectively, while natural gas prices increased 19% from January 1, 2018 to December 31, 2018. We expect continued volatility in these commodity prices. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2018 ranged from a high of $76.41 per Bbl in October 2018 to a low of $42.53 per Bbl in December 2018. Weighted average NGL prices in 2018 (based on the Oil Price Information Service (“OPIS”) Napoleonville daily average spot liquids prices) ranged from a high of $0.93 per gallon in September 2018 to a low of $0.46 per gallon in December 2018. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2018 ranged from a high of $4.84 per MMBtu in November 2018 to a low of $2.55 per MMBtu in February 2018.

The markets and prices for crude oil, condensate, natural gas, and NGLs depend upon factors beyond our control that make it difficult to predict future commodity price movements with any certainty. These factors include the supply and demand for crude oil, condensate, natural gas, and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the supply and demand for crude oil and natural gas;

•	the level of domestic crude oil, condensate, and natural gas production;

•	technology, including improved production techniques (particularly with respect to shale development);

•	the level of domestic industrial and manufacturing activity;

•	the availability of imported crude oil, natural gas, and NGLs;

•	international demand for crude oil and NGLs;

•	actions taken by foreign crude oil and gas producing nations;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	the availability of local, intrastate, and interstate transportation systems;

•	the availability of downstream NGL fractionation facilities;

•	the availability and marketing of competitive fuels;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation, including the regulation of hydraulic fracturing and “greenhouse gases.”

Changes in commodity prices also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas, crude oil, and condensate we gather and process and NGLs we fractionate. Volatility in commodity prices may cause our gross operating margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.” Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has (in the past) resulted and could (in the future) result in financial losses or reductions in our income.

If third-party pipelines or other midstream facilities interconnected to our gathering or transportation systems become partially or fully unavailable, or if the volumes we gather, process, or transport do not meet the quality requirements of the pipelines or facilities to which we connect, our gross operating margin and cash flow could be adversely affected.

Our gathering, processing, and transportation assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing facilities, and other midstream facilities is not within our control. These pipelines, plants, and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements, and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. Further, these pipelines and facilities connected to our assets impose product quality specifications. We may be unable to access such facilities or transport product along interconnected pipelines if the volumes we gather or transport do not meet their product quality requirements. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport, or process product, or if the volumes we gather or transport do not meet the product quality requirements of such pipelines or facilities, our operating margin and cash flow could be adversely affected.

We may not realize the benefits we expect from the Merger.

We believe that the Merger will, among other things, provide increased financial flexibility for execution of our strategic growth plan. However, our assessments and expectations regarding the anticipated benefits of the Merger may prove to be incorrect. Accordingly, there can be no assurance we will realize the anticipated benefits of the Merger.

Our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities.

We continue to have the ability to incur debt, subject to limitations in the Consolidated Credit Facility and the Term Loan. Our level of indebtedness could have important consequences to us, including the following:

•
our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may be impaired or such financing may not be available on favorable terms;

•	our funds available for operations, future business opportunities, and distributions to unitholders will be reduced by that portion of our cash flows required to make interest payments on our debt;

•	our debt level will make us more vulnerable to general adverse economic and industry conditions;

•	our ability to plan for, or react to, changes in our business and the industry in which we operate; and

•	our risk that we may default on our debt obligations.

In addition, our ability to make scheduled payments or to refinance our obligations depends on our successful financial and operating performance, which will be affected by prevailing economic, financial, and industry conditions, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments, or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to undertake any of these actions on satisfactory terms or at all.

The terms of the Consolidated Credit Facility, Term Loan, and indentures governing ENLK’s senior notes may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Consolidated Credit Facility, the Term Loan, and the indentures governing ENLK’s senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

•	incur subsidiary indebtedness;

•	engage in transactions with our affiliates;

•	consolidate, merge, or sell substantially all of our assets;

•	incur liens;

•	enter into sale and lease back transactions; and

•	change business activities we conduct.

In addition, the Consolidated Credit Facility and the Term Loan require ENLC to satisfy and maintain specified financial ratios. ENLC’s ability to meet these financial ratios can be affected by events beyond its control, and we cannot assure you that ENLC will continue to meet these ratios.

Our ability to comply with the covenants and restrictions contained in the Consolidated Credit Facility, the Term Loan, and ENLK’s indentures may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in an event of default under the Consolidated Credit Facility, the Term Loan, and ENLK’s indentures. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable, and all applicable commitments to extend further credit could be terminated. If indebtedness under the Consolidated Credit Facility, the Term Loan, or ENLK’s indentures is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

We are vulnerable to operational, regulatory, and other risks due to our significant assets in South Louisiana and the Texas Gulf Coast, including the effects of adverse weather conditions such as hurricanes.

Our operations and revenues could be significantly impacted by conditions in South Louisiana and the Texas Gulf Coast because we have significant assets located in these two areas. Our concentration of activity in Louisiana and the Texas Gulf Coast makes us more vulnerable than many of our competitors to the risks associated with these areas, including:

•	adverse weather conditions, including hurricanes and tropical storms;

•	delays or decreases in production, the availability of equipment, facilities, or services; and

•	changes in the regulatory environment.

Because a significant portion of our operations could experience the same condition at the same time, these conditions could have a relatively greater impact on our results of operations than they might have on other midstream companies that have operations in more diversified geographic areas.

Our business is subject to a number of weather-related risks. These weather conditions can cause significant damage and disruption to our operations and adversely impact our financial condition, results of operations, or cash flows.

Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods, fires, severe temperatures, and earthquakes. In particular, South Louisiana and the Texas Gulf Coast experience hurricanes and other extreme weather conditions on a frequent basis. The location of our significant assets and concentration of activity in these regions make us particularly vulnerable to weather risks in these areas.

 High winds, storm surge, flooding, and other natural disasters can cause significant damage and curtail our operations for extended periods during and after such weather conditions, which may result in decreased revenues and otherwise adversely impact our financial condition, results of operations, or cash flow. These interruptions could involve significant damage to people, property, or the environment, and repair time and costs could be extensive. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

In addition, we rely on the volumes of natural gas, crude oil, condensate, and NGLs gathered, processed, fractionated, and transported on our assets. These volumes are influenced by the production from the regions that supply our systems. Adverse weather conditions can cause direct or indirect disruptions to the operations of, and otherwise negatively affect, producers, suppliers, customers, and other third parties to which our assets are connected, even if our assets are not damaged. As a result, our financial condition, results of operations, and cash flows could be adversely affected.

We may also suffer reputational damage as a result of a natural disaster or other similar event. The occurrence of such an event, or a series of such events, especially if one or more of them occurs in a highly populated or sensitive area, could negatively impact public perception of our operations and/or make it more difficult for us to obtain the approvals, permits, licenses, rights-of-way, or real property interests we need in order to operate our assets or complete planned growth projects.

A reduction in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets could materially adversely affect our financial condition, results of operations, or cash flows.

The NGL products we produce have a variety of applications, including as heating fuels, petrochemical feedstocks, and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some

NGL applications, or other reasons could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Our NGL products and the demand for these products are affected as follows:

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

•
Propane. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a heating, engine, and industrial fuel, and in agricultural applications such as crop drying. Changes in demand for ethylene and propylene could adversely affect demand for propane. The demand for propane as a heating fuel is significantly affected by weather conditions. The volume of propane sold is at its highest during the six-month peak heating season of October through March. Demand for our propane may be reduced during periods of warmer-than-normal weather.

•
Normal Butane. Normal butane is used in the production of isobutane, as a refined product blending component, as a fuel gas, and in the production of ethylene and propylene. Changes in the composition of refined products resulting from governmental regulation, changes in feedstocks, products, and economics, demand for heating fuel and for ethylene and propylene could adversely affect demand for normal butane.

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

NGLs and products produced from NGLs are sold in competitive global markets. Any reduced demand for ethane, propane, normal butane, isobutane, or natural gasoline in the markets we access for any of the reasons stated above could adversely affect demand for the services we provide as well as NGL prices, which would negatively impact our financial condition, results of operations, or cash flows.

We expect to encounter significant competition in any new geographic areas into which we seek to expand, and our ability to enter such markets may be limited.

If we expand our operations into new geographic areas, we expect to encounter significant competition for natural gas, condensate, NGLs, and crude oil supplies and markets. Competitors in these new markets will include companies larger than us, which have both lower cost of capital and greater geographic coverage, as well as smaller companies, which have lower total cost structures. As a result, we may not be able to successfully develop greenfield or acquire assets located in new geographic areas, and our results of operations could be adversely affected.

We do not own all of the land on which our pipelines, compression, and plant facilities are located, which could disrupt our operations.

We do not own all of the land on which our pipelines, compression, and plant facilities are located, and we are therefore subject to the possibility of more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or leases or if such rights-of-way or leases lapse or terminate. We sometimes obtain the rights to land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts, leases, or otherwise, could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere, and reduce our revenue.

We offer pipeline, truck, rail, and barge services. Significant delays, inclement weather, or increased costs affecting these transportation methods could materially affect our results of operations.

We offer pipeline, truck, rail, and barge services. The costs of conducting these services could be negatively affected by factors outside of our control, including rail service interruptions, new laws and regulations, rate increases, tariffs, rising fuel costs, or capacity constraints. Inclement weather, including hurricanes, tornadoes, snow, ice, and other weather events, can negatively impact our distribution network. In addition, rail, truck, or barge accidents involving the transportation of hazardous materials could result in significant environmental penalties and remediation, claims arising from personal injury, and property damage.

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

Our trucking services are subject to regulation as motor carriers by the DOT and by various state agencies, whose regulations include certain permit requirements of state highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing, and specifications and insurance requirements. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations and affect the economics of the industry by requiring changes in operating practices or by changing the demand for or the cost of providing trucking services. Some of these possible changes include increasingly stringent fuel emission limits, changes in the regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size, and other matters, including safety requirements.

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

From time to time, we may evaluate and seek to acquire assets or businesses that we believe complement our existing business and related assets. We may acquire assets or businesses that we plan to use in a manner materially different from their prior owner’s use. Any acquisition involves potential risks, including:

•	the inability to integrate the operations of recently acquired businesses or assets, especially if the assets acquired are in a new business segment or geographic area;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected volumes, revenues, profitability, or growth;

•	the failure to realize any expected synergies and cost savings;

•	the coordination of geographically disparate organizations, systems, and facilities;

•	the assumption of unknown liabilities;

•	the loss of customers or key employees from the acquired businesses;

•	a significant increase in our indebtedness; and

•	potential environmental or regulatory liabilities and title problems.

Management’s assessment of these risks is inexact and may not reveal or resolve all existing or potential problems associated with an acquisition. Realization of any of these risks could adversely affect our operations and cash flows. If we consummate any future acquisition, our capitalization and results of operations may change significantly, and you will not have the opportunity to evaluate the economic, financial, and other relevant information that we will consider in determining the application of these funds and other resources.

We may not be able to retain existing customers or acquire new customers, which would reduce our revenues and limit our future profitability.

The renewal or replacement of existing contracts with our customers at rates sufficient to maintain current revenues and cash flows depends on a number of factors beyond our control, including the price of, and demand for, crude oil, condensate, NGLs, and natural gas in the markets we serve and competition from other midstream service providers. Our competitors include companies larger than we are, which could have both a lower cost of capital and a greater geographic coverage, as well as companies smaller than we are, which could have lower total cost structures. In addition, competition is increasing in some markets that have been overbuilt, resulting in an excess of midstream energy infrastructure capacity, or where new market entrants are willing to provide services at a discount in order to establish relationships and gain a foothold. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.

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

We are exposed to the credit risk of our customers and counterparties, and a general increase in the nonpayment and nonperformance by our customers could have an adverse effect on our financial condition, results of operations, or cash flows.

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders. Additionally, equity values for many of our customers continue to be low. The combination of a reduction in cash flow from lower commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing could result in increased costs and reductions or delays in natural gas production by our customers, which could adversely impact our revenues.

A portion of our suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. EPA and the BLM have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation. For instance, the EPA has issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and adopted rules prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The EPA announced its intention to reconsider the regulations relating to the capture of air emissions in April 2017 and sought to stay its requirements, however, EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. In October 2018, and pursuant to its reconsideration, EPA proposed a rule that would amend certain requirements of the NSPS standard. Accordingly, the rule remains in effect along with the restriction on discharges to publicly owned wastewater treatment plants.

The BLM also adopted new rules, effective on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, BLM published a final rule delaying the 2018 provisions until 2019. In February 2018, the BLM proposed to repeal certain of the requirements of the 2016 methane rules. Several states filed judicial challenges to the BLM’s proposed repeal. However, this litigation was stayed in April 2018 pending the BLM’s finalization or withdrawal of its February 2018 proposal. In September 2018, BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending. State and federal regulatory agencies also have recently focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in induced seismicity, which has resulted in some regulation at the state level. For instance, in December 2016 the Oklahoma Corporation Commission released well completion seismicity guidelines for operators in the STACK play that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. As regulatory agencies continue to study induced seismicity, additional legislative and regulatory initiatives could affect our brine disposal operations and our customers’ injection well operations, which could impact our gathering business.

We cannot predict whether any additional legislation or regulations will be enacted and, if so, what the provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs, and process prohibitions for our suppliers and customers that could reduce the volumes of natural gas that move through our gathering systems, which could materially adversely affect our revenue and results of operations.

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

The rates, terms, and conditions of service under which we transport natural gas in our pipeline systems in interstate commerce are subject to regulation by FERC under the NGA and Section 311 of the NGPA and the rules and regulations promulgated under those statutes. Under the NGA, FERC regulation requires that interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable,” not unduly preferential and not unduly discriminatory, although negotiated or settlement rates may be accepted in certain circumstances. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a pipeline to change its rates prospectively. Accordingly, action by FERC could adversely affect our ability to establish rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition, results of operations, and cash available for distribution. Under the NGPA, we are required to justify our rates for interstate transportation service on a cost-of-service basis every five years. In addition, our intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Should FERC or any of these state agencies determine that our rates for transportation service should be lowered, our business could be adversely affected.

The cost-of-service rates charged by our FERC-regulated natural gas pipelines may also be affected by FERC’s income tax allowance policy, although we do not currently expect to experience any impact to financial results as a result of this policy. This policy disallows master limited partnerships from recovering both an income tax allowance for the partners’ tax costs and a discounted cash flow return on equity in their cost-of-service rates and provides that FERC will address this double recovery as it relates to partnerships and pass-through entities not organized as master limited partnerships in subsequent proceedings on a case-by-case basis as the issue arises.

Additionally, FERC required all interstate natural gas pipelines to file a one-time informational filing in 2018 on a new form in order to collect information to evaluate the impact of the Tax Cuts and Jobs Act of 2017, which included a reduction in the highest marginal U.S. federal corporate income tax rate from 35% to 21%, effective for taxable years beginning on or after January 1, 2018. At this time, it is uncertain how the cost of service rates of our interstate natural gas pipelines could be affected by this one-time filing to the extent FERC proposes new rates or challenges or changes to our existing rates as a result of such filing.

Our natural gas gathering and processing activities generally are exempt from FERC regulation under the Natural Gas Act. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services is the subject of substantial, ongoing litigation, so the classification and regulation of our gathering facilities are subject to change based on future determinations by FERC and the courts. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels since FERC has less extensively regulated the gathering activities of interstate pipeline transmission companies, and a number of such companies have transferred gathering facilities to unregulated affiliates. Application of FERC jurisdiction to our gathering facilities could increase our operating costs, decrease our rates, and adversely affect our business. Our gathering operations also may be or become subject to safety and operational regulations relating to the design, installation, testing, construction, operation, replacement, and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.

If we fail to comply with all the applicable FERC-administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1.0 million per day for each violation. The maximum penalty authority established by statute has been adjusted to approximately $1.3 million per day and will continue to be adjusted periodically for inflation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

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

Our interstate liquids transportation pipelines are subject to regulation by FERC under the ICA, the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. If, upon completion of an investigation, FERC finds that new or changed rates are unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rates during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively if it determines that the rates are unjust and unreasonable or unduly discriminatory or preferential. Under certain circumstances, FERC could limit our recovery of costs or could require us to reduce our rates and the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. In particular, FERC’s current income tax allowance policy could affect our rates going forward, although we do not currently expect to experience any impact to financial results as a result of this policy. In addition, our rates going forward could be affected by proposed changes to FERC’s annual indexing methodology, including both changes to the methodology to account for the impact of the tax reduction from the Tax Cuts and Jobs Act of 2017 as well as the potential adoption of a policy that would deny proposed index increases for pipelines under certain circumstances where revenues exceed cost-of-service numbers by a certain percentage or where the proposed index increases exceed certain annual cost changes. All of these FERC policies and potential changes could have a material impact on our business and, if accepted, could decrease our rates and adversely affect our business.

As we acquire, construct, and operate new liquids assets and expand our liquids transportation business, the classification and regulation of our liquids transportation services, including services that our marketing companies provide on our FERC-regulated liquids pipelines, are subject to ongoing assessment and change based on the services we provide and determinations by FERC and the courts. Such changes may subject additional services we provide to regulation by FERC, which could increase our operating costs, decrease our rates, and adversely affect our business.

We may incur significant costs and liabilities resulting from compliance with pipeline safety regulations.

The pipelines we own and operate are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect HCAs. In April 2016, PHMSA also proposed rules that would expand existing integrity management requirements to natural gas transmission and gathering lines in areas with medium population densities. PHMSA, however, has yet to finalize this rulemaking, and the contents and timing of any final rule are currently uncertain. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies, such as the TRRC, could result in substantial expenditures for testing, repairs, and replacement. For example, TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately $1.8 million, $2.3 million, and $3.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. If our pipelines fail to meet the safety standards mandated by the TRRC or PHMSA regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced operating pressure, the cost of which actions cannot be estimated at this time.

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

Failure to comply with existing or new environmental laws or regulations or an accidental release of hazardous substances, hydrocarbons, or wastes into the environment may cause us to incur significant costs and liabilities.

Many of the operations and activities of our pipelines, gathering systems, processing plants, fractionators, brine disposal operations, and other facilities are subject to significant federal, state, and local environmental laws and regulations, the violation of which can result in administrative, civil, and criminal penalties, including civil fines, injunctions, or both. The obligations imposed by these laws and regulations include obligations related to air emissions and discharge of pollutants from our pipelines and other facilities and the cleanup of hazardous substances and other wastes that are or may have been released at properties currently or previously owned or operated by us or locations to which we have sent wastes for treatment or disposal. These laws impose strict, joint and several liability for the remediation of contaminated areas. Private parties, including the owners of properties near our facilities or upon or through which our gathering systems traverse, may also have the right to pursue legal actions to enforce compliance and to seek damages for non-compliance with environmental laws for releases of contaminants or for personal injury or property damage.

Our business may be adversely affected by increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with required operating or other regulatory permits. New environmental laws or regulations, including, for example, legislation relating to the control of greenhouse gas emissions, or changes in existing environmental laws or regulations might adversely affect our products and activities, including processing, storage, and transportation, as well as waste management and air emissions. Federal and state agencies could also impose additional safety requirements, any of which could affect our profitability. Changes in laws or regulations could also limit our production or the operation of our assets or adversely affect our ability to comply with applicable legal requirements or the demand for crude oil, brine disposal services, or natural gas, which could adversely affect our business and our profitability.

Recent rules under the Clean Air Act imposing more stringent requirements on the oil and gas industry could cause our customers and us to incur increased capital expenditures and operating costs as well as reduce the demand for our services.

We are subject to stringent and complex regulation under the federal Clean Air Act, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations. For instance, the EPA finalized new rules, effective August 2, 2016, to regulate emissions of methane and volatile organic compounds from new and modified sources in the oil and gas sector. The EPA announced its intention to reconsider those regulations in April 2017 and has sought to stay its requirements. In October 2018, and pursuant to its reconsideration, EPA proposed a rule that would amend certain requirements of the NSPS standard. However, EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. Accordingly, the rule remains in effect. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source if within one quarter-mile of one another, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. In addition, on November 10, 2016, the EPA issued a final Information Collection Request (“ICR”) that requires numerous oil and gas companies to provide information regarding methane emissions from existing oil and gas facilities, a step used to provide a basis for future rulemaking. The EPA withdrew this ICR in March of 2017.

The BLM also adopted new rules on November 15, 2016, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, BLM published a final rule delaying the 2018 provisions until 2019. In February 2018, the BLM proposed to repeal certain of the requirements of the 2016 methane rules. Several states filed judicial challenges to the BLM’s proposed repeal. However, this litigation was stayed in April 2018 pending the BLM’s finalization or withdrawal of its February 2018 proposal. In September 2018, BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.

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

Although it is not possible at this time to predict whether future legislation or new regulations may be adopted to address greenhouse gas emissions or how such measures would impact our business, the adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the natural gas we gather, process, or otherwise handle in connection with our services.

The ESA and MBTA govern our operations and additional restrictions may be imposed in the future, which could have an adverse impact on our operations.

The ESA and analogous state laws restrict activities that may affect endangered or threatened species or their habitats. Similar protections are offered to migratory birds under the MBTA. The U.S. Fish and Wildlife Service and state agencies may designate critical or suitable habitat areas that they believe are necessary for the survival of threatened or endangered species, which could materially restrict use of or access to federal, state, and private lands. Some of our operations may be located in areas that are designated as habitats for endangered or threatened species or that may attract migratory birds. In these areas, we may be obligated to develop and implement plans to avoid potential adverse impacts to protected species, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to our activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. In addition, the U.S. Fish and Wildlife Service and state agencies regularly review species that are listing candidates, and designations of additional endangered or threatened species, or critical or suitable habitat, under the ESA could cause us to incur additional costs or become subject to operating restrictions or bans in the affected areas.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could adversely affect our operations and financial condition.

Our operations are subject to the many hazards inherent in the gathering, compressing, processing, transporting, fractionating, disposing, and storage of natural gas, NGLs, condensate, crude oil, and brine, including:

•	damage to pipelines, facilities, storage caverns, equipment, and surrounding properties caused by hurricanes, floods, sink holes, fires, and other natural disasters and acts of terrorism;

•	inadvertent damage to our assets from construction or farm equipment;

•	leaks of natural gas, NGLs, crude oil, condensate, and other hydrocarbons;

•	induced seismicity;

•	rail accidents, barge accidents, and truck accidents;

•	equipment failure; and

•	fires and explosions.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage and may result in curtailment or suspension of our related operations. We are not fully insured against all risks incident to our business. In accordance with typical industry practice, we have appropriate levels of business interruption and property insurance on our underground pipeline systems. We are not insured against all environmental accidents that might occur. If a significant accident or event occurs that is not fully insured, it could adversely affect our operations and financial condition.

The adoption of derivatives legislation by the United States Congress and promulgation of related regulations could have an adverse effect on our ability to hedge risks associated with our business.

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodities Futures Trading Commission (“CFTC”) to regulate certain markets for derivative products, including over-the-counter (“OTC”) derivatives. The CFTC has issued several relevant regulations, and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the legislation to cause significant portions of derivatives markets to clear through clearinghouses. While some of these rules have been finalized, some have not, and, as a result, the final form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC proposed and revised new rules in November 2013 and December 2016, respectively, that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC sought comment on the position limits rules as reproposed and revised, but the new rules have not yet been issued in final form, and the impact of any final provisions on us is uncertain at this time.

The legislation and potential new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.

Our operations expose us to fluctuations in commodity prices, and the Consolidated Credit Facility and the Term Loan expose us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to short-term volatility in commodity prices. As of December 31, 2018, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices.

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

A failure in our computer systems or a terrorist or cyberattack on us, or third parties with whom we have a relationship, may adversely affect our ability to operate our business.

We are reliant on technology to conduct our business. Our business is dependent upon our operational and financial computer systems to process the data necessary to conduct almost all aspects of our business, including operating our pipelines, plants, truck fleet, and other facilities, recording and reporting commercial and financial transactions, and receiving and making payments. Any failure of our computer systems, or those of our customers, suppliers, or others with whom we do business, could materially disrupt our ability to operate our business. Unknown entities or groups have mounted so-called “cyberattacks” on businesses to disable or disrupt computer systems, disrupt operations, and steal funds or data including through so-called “phishing” schemes. Cyberattacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt our operations and critical business functions. In addition, our assets may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse effect on our business and results of operations. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyberattacks than other targets in the United States. Our insurance may not protect us against such occurrences. Any such terrorist or cyberattack that affects us or our customers, suppliers, or others with whom we do business could have a material adverse effect on our business, cause us to incur a material financial loss, subject us to possible legal claims and liability, and/or damage our reputation.

Moreover, as cyberattacks continue to evolve, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities. In addition, cyberattacks against us or others in our industry could result in additional regulations, which could lead to increased regulatory compliance costs, insurance coverage cost, or capital expenditures. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

Our business is subject to complex and evolving U.S. laws and regulations regarding privacy and data protection (“data protection laws”). Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, increased cost of operations, or otherwise harm our business.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New data protection laws pose increasingly complex compliance challenges and potentially elevate our costs. Complying with varying jurisdictional requirements could increase the costs and complexity of compliance, and violations of applicable data protection laws can result in significant penalties. Any failure, or perceived failure, by us to comply with applicable data protection laws could result in proceedings or actions against us by governmental entities or others, subject us to significant fines, penalties, judgments, and negative publicity, require us to change our business practices, increase the costs and complexity of compliance, and adversely affect our business. As noted above, we are also subject to the possibility of cyberattacks, which themselves may result in a violation of these laws. Additionally, if we acquire a company that has violated or is not in compliance with applicable data protection laws, we may incur significant liabilities and penalties as a result.
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

Gathering and compression services require laborers skilled in multiple disciplines, such as equipment operators, mechanics, and engineers, among others. Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor, or the unavailability of contract resources, may lead to operating challenges such as a lack of resources, loss of knowledge, or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

Subsidence and coastal erosion could damage our pipelines along the Gulf Coast and offshore and the facilities of our customers, which could adversely affect our operations and financial condition.

Our pipeline operations along the Gulf Coast and offshore could be impacted by subsidence and coastal erosion. Such processes could cause serious damage to our pipelines, which could affect our ability to provide transportation services. Additionally, such processes could impact our customers who operate along the Gulf Coast, and they may be unable to utilize our services. Subsidence and coastal erosion could also expose our operations to increased risks associated with severe weather conditions, such as hurricanes, flooding, and rising sea levels. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure. Such costs could adversely affect our financial condition, results of operation, or cash flows.

Our assets were constructed over many decades using varying construction and coating techniques, which may cause our inspection, maintenance, or repair costs to increase in the future. In addition, there could be service interruptions due to unknown events or conditions or increased downtime associated with our pipelines that could have a material adverse effect on our financial condition, results of operations, or cash flows.

Our pipelines were constructed over many decades. Pipelines are generally long-lived assets, and pipeline construction and coating techniques have varied over time and can vary for individual pipelines. Depending on the construction era and quality, some assets will require more frequent inspections or repairs, which could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our financial condition, results of operations, or cash flows.

Item 1B. Unresolved Staff Comments

We do not have any unresolved staff comments.

Item 2. Properties

A description of our properties is contained in “Item 1. Business.”

Title to Properties

Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties, and state highways, as applicable. In some cases, property on which our pipeline was built was purchased in fee. Our processing plants are located on land that we lease or own in fee.

We believe that we have satisfactory title to all of our rights-of-way and land assets. Title to these assets may be subject to encumbrances or defects. We believe that none of such encumbrances or defects should materially detract from the value of our assets or from our interest in these assets or should materially interfere with their use in the operation of the business.

Item 3. Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business, including litigation on disputes related to contracts, property use or damage, and personal injury. We may continue to see claims brought by landowners, such as nuisance claims and other claims based on property rights. Except as otherwise set forth herein, we do not believe that any pending or threatened claim or dispute is material to our financial condition, results of operations, or cash flows. We maintain insurance policies with insurers in amounts and with coverage and deductibles that our Managing Member believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

At times, our subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, from time to time we or our subsidiaries are party to lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by our subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on our consolidated financial condition, results of operations, or cash flows.

We (or our subsidiaries) are defending lawsuits filed by owners of property located near processing facilities or compression facilities that we own or operate as part of our systems. The suits generally allege that the facilities create a private nuisance and have damaged the value of surrounding property. Claims of this nature have arisen as a result of the industrial development of natural gas gathering, processing, and treating facilities in urban and occupied rural areas.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “ENLC.” On February 13, 2019, there were approximately 45,904 record holders and beneficial owners (held in street name) of ENLC common units. For equity compensation plan information, see the discussion under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”

Unless restricted by the terms of the Consolidated Credit Facility or the Term Loan, we intend to pay distributions to our unitholders on a quarterly basis from our available cash less reserves for expenses, future distributions, and other uses of cash, including:

•	provisions for the proper conduct of our business;

•	paying federal income taxes, which we are required to pay because we are taxed as a corporation;

•	maintaining cash reserves the board of directors of the Managing Member believes are prudent to maintain.

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

Unregistered Sales of Equity Securities and Use of Proceeds

During the year ended December 31, 2018, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased under the Plans or Programs
January 1, 2018 to January 31, 2018	140,878	$17.86	—	—
February 1, 2018 to February 28, 2018	956	18.60	—	—
March 1, 2018 to March 31, 2018	58,825	15.30	—	—
April 1, 2018 to April 30, 2018	3,942	14.49	—	—
May 1, 2018 to May 31, 2018	68	15.40	—	—
June 1, 2018 to June 30, 2018	3,001	17.01	—	—
July 1, 2018 to July 31, 2018	72,553	15.32	—	—
August 1, 2018 to August 31, 2018	56,422	17.27	—	—
September 1, 2018 to September 30, 2018	2,434	16.75	—	—
October 1, 2018 to October 31, 2018	167	16.45	—	—
November 1, 2018 to November 30, 2018	1,374	11.86	—	—
December 1, 2018 to December 31, 2018	3,612	10.91	—	—
Total	344,232	$16.64	—	—
____________________________
(1) The common units were not re-acquired pursuant to any repurchase plan or program.

Performance Graph

The following graph sets forth the cumulative total stockholder return for our common units, the Standard & Poor’s 500 Stock Index, and a peer group of publicly traded limited partnerships in the midstream natural gas, natural gas liquids, propane, and pipeline industries for the period from March 10, 2014 to the year ended December 31, 2018. The chart assumes that $100 was invested on March 10, 2014, with distributions reinvested. The peer group includes MPLX LP, Energy Transfer LP, Targa Resources, Corp., and Western Gas Equity Partners, LP.

160
140
120
100
80
60
40
20
0
3/10/2014
12/31/2018
ENLC
S&P
Peer Group

Item 6. Selected Financial Data

The historical financial statements included in this report reflect (1) for periods prior to March 7, 2014, the assets, liabilities, and operations of EnLink Midstream Holdings, LP, the predecessor to Midstream Holdings (the “Predecessor”), which is the historical predecessor of ENLK and (2) for periods on or after March 7, 2014, the results of our operations after giving effect to the Business Combination discussed under “Item 1. Business—General.” The Predecessor was comprised of all of the U.S. midstream assets and operations of Devon prior to the Business Combination, including its 38.75% interest in GCF. However, in connection with the Business Combination, only the Predecessor’s systems serving the Barnett, Cana-Woodford, and Arkoma-Woodford Shales in Texas and Oklahoma, as well as a 38.75% interest in GCF, were contributed to Midstream Holdings, effective as of March 7, 2014.

The following table presents our selected historical financial and operating data of ENLC and the Predecessor for the periods indicated. Financial and operating data for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 reflect acquisitions and dispositions for periods subsequent to the applicable transaction date. The selected historical financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Item 8. Financial Statements and Supplementary Data.”

	EnLink Midstream, LLC
	Year Ended December 31,
	2018	2017	2016	2015	2014 (1)
	(In millions, except per unit data)
Revenues:
Product sales	$6,512.3	$4,358.4	$3,008.9	$3,253.7	$2,159.3
Product sales—related parties	41.0	144.9	134.3	119.4	505.6
Midstream services	763.3	552.3	467.2	451.0	253.4
Midstream services—related parties	377.2	688.2	653.1	618.6	567.4
Gain (loss) on derivative activity	5.2	(4.2)	(11.1)	9.4	22.1
Total revenues	7,699.0	5,739.6	4,252.4	4,452.1	3,507.8
Operating costs and expenses:
Cost of sales (2)	6,008.0	4,361.5	3,015.5	3,245.3	2,494.5
Operating expenses (3)	453.4	418.7	398.5	419.9	283.6
General and administrative (4)	140.3	128.6	122.5	136.9	97.3
(Gain) loss on disposition of assets	0.4	—	13.2	1.2	(0.1)
Depreciation and amortization	577.3	545.3	503.9	387.3	284.3
Impairments	365.8	17.1	873.3	1,563.4	—
Gain on litigation settlement	—	(26.0)	—	—	(6.1)
Total operating costs and expenses	7,545.2	5,445.2	4,926.9	5,754.0	3,153.5
Operating income (loss)	153.8	294.4	(674.5)	(1,301.9)	354.3
Other income (expense):
Interest expense, net of interest income	(182.3)	(190.4)	(189.5)	(103.3)	(49.8)
Gain on extinguishment of debt	—	9.0	—	—	3.2
Income (loss) from unconsolidated affiliates	13.3	9.6	(19.9)	20.4	18.9
Other income (expense)	0.6	0.6	0.3	0.8	(0.5)
Total other expense	(168.4)	(171.2)	(209.1)	(82.1)	(28.2)
Income (loss) from continuing operations before non-controlling interest and income taxes	(14.6)	123.2	(883.6)	(1,384.0)	326.1
Income tax (provision) benefit	(18.2)	196.8	(4.6)	(25.7)	(76.4)
Net income (loss) from continuing operations	(32.8)	320.0	(888.2)	(1,409.7)	249.7
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	1.0
Discontinued operations, net of tax	—	—	—	—	1.0
Net income (loss)	(32.8)	320.0	(888.2)	(1,409.7)	250.7
Less: Net income (loss) from continuing operations attributable to the non-controlling interest	(19.6)	107.2	(428.2)	(1,054.5)	126.7
Net income (loss) attributable to ENLC	$(13.2)	$212.8	$(460.0)	$(355.2)	$124.0
Predecessor interest in net income	$—	$—	$—	$—	$35.5
Devon investment interest in net income (loss)	$—	$—	$—	$1.8	$(2.0)
ENLC interest in net income (loss)	$(13.2)	$212.8	$(460.0)	$(357.0)	$90.5
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.07)	$1.18	$(2.56)	$(2.17)	$0.55
Diluted common unit	$(0.07)	$1.17	$(2.56)	$(2.17)	$0.55
Distributions declared per common unit	$1.076	$1.024	$1.020	$1.005	$0.865
____________________________

(1)
Prior to March 7, 2014, our financial results only included the assets, liabilities, and operations of the Predecessor. Beginning on March 7, 2014, our financial results also consolidated the assets, liabilities, and operations of the legacy business of ENLK prior to giving effect to the Business Combination.

(2)
Includes related party cost of sales of $114.1 million, $211.0 million, $150.1 million, $141.3 million, and $354.3 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(3)	Includes related party operating expense of $0.4 million, $0.6 million, $0.5 million, $0.5 million, and $5.9 million for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(4)
Includes related party general and administrative expenses of $11.6 million for the year ended December 31, 2014. Related party general and administrative expenses, if any, subsequent to December 31, 2014, were not material.

	EnLink Midstream, LLC
	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In millions)
Balance Sheet Data (end of period):
Property and equipment, net	$6,846.7	$6,587.0	$6,256.7	$5,666.8	$5,042.8
Total assets	10,694.1	10,537.8	10,275.9	9,541.3	10,206.7
Long-term debt (including current maturities)	4,430.8	3,542.1	3,295.3	3,066.8	2,022.5
Members' equity including non-controlling interest	4,974.2	5,556.7	5,265.6	5,424.9	7,074.8

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Item 1—Business.

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

Overview

ENLC is a Delaware limited liability company formed in October 2013. Since we control the General Partner interest in ENLK, our consolidated results of operations are derived from the results of operations of ENLK and also include our deferred taxes, interest of non-controlling partners in ENLK’s net income, interest income (expense), and general and administrative expenses not reflected in ENLK’s results of operations. Accordingly, the discussion of our financial position and results of operations in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” primarily reflects the operating activities and results of operations of ENLK. ENLC’s assets consist of equity interests in ENLK. ENLK primarily focuses on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 11,000 miles of pipelines, 20 natural gas processing plants with approximately 4.9 Bcf/d of processing capacity, seven fractionators with approximately 280,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography. We have five reportable segments as of December 31, 2018:

•	Texas Segment. The Texas segment includes our natural gas gathering, processing, and transmission operations in North Texas and the Permian Basin;

•
Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities in the Cana-Woodford, Arkoma-Woodford, Northern Oklahoma Woodford, STACK, and CNOW shale areas;

•	Louisiana Segment. The Louisiana segment includes our natural gas pipelines, natural gas processing plants, storage facilities, fractionation facilities, and NGL assets located in Louisiana;

•	Crude and Condensate Segment. The Crude and Condensate segment includes ORV, our crude oil operations in the Permian Basin and Central Oklahoma, and our crude oil activities associated with VEX; and

•
Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in South Texas, and our general corporate property, goodwill, and expenses.

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 88% of our gross operating margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the year ended December 31, 2018. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

Devon is one of our primary customers. For the year ended December 31, 2018, approximately 36.4% of our gross operating margin was attributable to commercial contracts with Devon. For additional information about our significant customers, refer to “Item 1. Business—Credit Risks.”

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

On occasion we have entered into certain purchase/sale transactions in which the purchase price is based on a production-area index and the sales price is based on a market-area index, and we capture the difference in the indices (also referred to as “basis spread”), less the transportation expenses from the two areas, as our fee. Changes in the basis spread can increase or decrease our margins or potentially result in losses. For example, we are a party to one contract associated with our North Texas operations with a term ending June 2019 that requires us to supply approximately 150,000 MMBtu/d of gas. We buy gas for this contract on several different production-area indices and sell the gas into a different market-area index. We realize a cash loss on the delivery of gas under this contract each month based on current prices. The fair value of this performance obligation was recorded based on forecasted discounted cash obligations in excess of market prices under this gas delivery contract. As of December 31, 2018, the balance sheet reflects a liability of $9.0 million related to this performance obligation. Unfavorable basis spreads in recent periods have increased the losses on this contract, and greater losses on this contract could occur in future periods if these conditions persist or become worse.

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

We gather or transport crude oil and condensate owned by others by rail, truck, pipeline, and barge facilities under fee-only contract arrangements based on volumes gathered or transported. We also buy crude oil and condensate on Enlink’s own gathering systems, third-party systems, and trucked from producers at a market index less a stated transportation deduction. We then transport and resell the crude oil and condensate through a process of basis and fixed price trades. We execute substantially all purchases and sales concurrently, thereby establishing the net margin we will receive for each crude oil and condensate transaction.

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

Recent Developments

Simplification of the Corporate Structure. On October 21, 2018, ENLK, ENLC, the General Partner, the Managing Member, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. See “Item 8. Financial Statements and Supplementary Data—Note 19—Subsequent Events” for more information on the Merger and related transactions.

Transfer of EOGP interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership. See “Item 8. Financial Statements and Supplementary Data—Note 19—Subsequent Events” for more information regarding this transaction.

Strategic Partner Update. On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLC, ENLK, and the Managing Member to GIP. See “Item 8. Financial Statements and Supplementary Data—Note 1—Organization and Summary of Significant Agreements” for more information regarding the GIP Transaction.

Organic Growth

Cajun-Sibon Pipeline. In 2018, we commenced an expansion of our Cajun-Sibon NGL pipeline capacity, which connects the Mont Belvieu NGL hub to our fractionation facilities in Louisiana. This is the third phase of our Cajun-Sibon system referred to as Cajun Sibon III, which will increase throughput capacity from 130,000 bbls/d to 185,000 bbls/d. We expect Cajun-Sibon III to be operational during the second quarter of 2019.

Avenger Crude Oil Gathering System. During 2018, we constructed a new crude oil gathering system in the northern Delaware Basin called Avenger. Avenger is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and expect to begin full-service operations during the third quarter of 2019.
Central Oklahoma Plants. In December 2017, we commenced construction on our Thunderbird Plant to expand our Central Oklahoma processing capacity by an additional 200 MMcf/d gas processing plant. We expect to begin operations on the Thunderbird Plant during the second quarter of 2019.

Central Oklahoma Crude Oil Gathering Systems. In late March 2018, we completed construction of the first phase of Black Coyote. Black Coyote expands our operations in the core of the STACK play in Central Oklahoma and was built primarily to service acreage dedicated from Devon, which is the anchor customer on the system. In addition, we further expanded our crude oil gathering operations in the STACK through the construction of Redbud, which is supported by a contract with Marathon Oil Company. We commenced initial operations on Redbud during the third quarter of 2018.

Lobo Natural Gas Gathering and Processing Facilities. During the second quarter of 2018, we completed construction of an expansion to our Lobo II cryogenic gas processing plant, which brought total operational processing capacity at our Lobo facilities to 175 MMcf/d. We further expanded our natural gas processing capacity at our Lobo facilities through the construction of the Lobo III cryogenic gas processing plant, which was completed during the fourth quarter of 2018. Lobo III provides an additional 100 MMcf/d of operational capacity. An additional 100 MMcf/d of operational capacity will be completed during the first quarter of 2019.

Debt Issuances and Redemption

Term Loan. On December 11, 2018, ENLK entered into a three-year $850.0 million unsecured term loan. Upon closing of the Merger, ENLC assumed ENLK’s obligations under the term loan, and ENLK guaranteed ENLC’s obligation thereunder. See “Item 8. Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for more information regarding this transaction.

Consolidated Credit Facility. On December 11, 2018, ENLC entered into the Consolidated Credit Facility, which was available upon the closing of the Merger. Upon closing of the Merger, ENLK became a guarantor of the Consolidated Credit Facility. See “Item 8. Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for more information regarding this transaction.

Redemption of Senior Unsecured Notes due 2022. On June 1, 2017, ENLK redeemed $162.5 million in aggregate principal amount of its 7.125% senior unsecured notes (the “2022 Notes”) at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174.1 million, which resulted in a gain on extinguishment of debt of $9.0 million for the year ended December 31, 2017.

Issuance of 2047 Notes. On May 11, 2017, ENLK issued $500.0 million in aggregate principal amount of its 5.450% senior unsecured notes due June 1, 2047 (the “2047 Notes”) at a price to the public of 99.981% of their face value. Interest payments on the 2047 Notes are payable on June 1 and December 1 of each year. Net proceeds of approximately $495.2 million were used to repay outstanding borrowings under the ENLK Credit Facility and for general partnership purposes.

Issuance of 2026 Notes. On July 14, 2016, ENLK issued $500.0 million in aggregate principal amount of its 4.850% senior notes due 2026 (the “2026 Notes”) at a price to the public of 99.859% of their face value. The 2026 Notes mature on July 15, 2026. Interest payments on the 2026 Notes are payable on January 15 and July 15 of each year. Net proceeds of approximately $495.7 million were used to repay outstanding borrowings under the ENLK Credit Facility and for general partnership purposes.

All of our outstanding senior notes were unaffected by the Merger.

Equity Issuances

Issuance of ENLK Common Units. For the year ended December 31, 2018, ENLK sold an aggregate of 2.6 million ENLK common units under the 2017 EDA, generating proceeds of $46.1 million (net of $0.5 million of commissions paid to the Sales Agents). ENLK used the net proceeds for general partnership purposes. In connection with the announcement of the Merger,

ENLK suspended solicitation and offers under the 2017 EDA. Following the consummation of the Merger, the 2017 EDA was terminated.

Issuance of Series C Preferred Units. In September 2017, ENLK issued 400,000 Series C Preferred Units representing ENLK limited partner interests at a price to the public of $1,000 per unit. ENLK used the net proceeds of $394.0 million for capital expenditures, general partnership purposes, and to repay borrowings under the ENLK Credit Facility. The Series C Preferred Units represent perpetual equity interests in ENLK and, unlike ENLK’s indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. As to the payment of distributions and amounts payable on a liquidation event, the Series C Preferred Units rank senior to ENLK’s common units and to each other class of limited partner interests or other equity securities established after the issue date of the Series C Preferred Units that is not expressly made senior or on parity with the Series C Preferred Units. The Series C Preferred Units rank junior to the Series B Preferred Units with respect to the payment of distributions, and junior to the Series B Preferred Units and all current and future indebtedness with respect to amounts payable upon a liquidation event.

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

The Series C Preferred Units were unaffected by the Merger and remain outstanding.

Issuance of Series B Preferred Units. In January 2016, ENLK issued an aggregate of 50,000,000 Series B Preferred Units representing ENLK’s limited partner interests to Enfield in a private placement for a cash purchase price of $15.00 per Series B Preferred Unit (the “Issue Price”), resulting in net proceeds of approximately $724.1 million after fees and deductions. Proceeds from the private placement were used to partially fund ENLK’s portion of the purchase price payable in connection with the acquisition of our EOGP assets. Affiliates of Goldman Sachs and affiliates of TPG own interests in the general partner of Enfield. Prior to the close of the Merger on January 25, 2019, the Series B Preferred Units were convertible into ENLK common units on a one-for-one basis, subject to certain adjustments, (a) in full, at ENLK’s option, if the volume weighted average price of a common unit over the 30-trading day period ending two trading days prior to the conversion date (the “Conversion VWAP”) was greater than 150% of the Issue Price or (b) in full or in part, at Enfield’s option. In addition, upon certain events involving a change of control of the General Partner or the Managing Member, all of the Series B Preferred Units would have automatically converted into a number of ENLK common units equal to the greater of (i) the number of ENLK common units into which the Series B Preferred Units would then convert and (ii) the number of Series B Preferred Units to be converted multiplied by an amount equal to (x) 140% of the Issue Price divided by (y) the Conversion VWAP.

The Series B Preferred Units will continue to be issued and outstanding following the Merger, except that certain terms of the Series B Preferred Units have been modified pursuant to an amended partnership agreement of ENLK. Subsequent to the modification, Series B Preferred Units will be exchangeable for ENLC common units in an amount equal to the number of outstanding Series B Preferred Units outstanding multiplied by the exchange ratio of 1.15, subject to certain adjustments (the “Series B Exchange Ratio”). The exchange is subject to ENLK’s option to pay cash instead of issuing additional ENLC common units, and can occur in whole or in part at Enfield’s option at any time, or in whole at our option, provided the daily volume-weighted average closing price of the ENLC common units (the “ENLC VWAP”) exchange for the 30 trading days ending two trading days prior to the exchange is greater than 150% of the Issue Price divided by the conversion ratio of 1.15.

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

Beginning with the quarter ending March 31, 2019, the holder of the Series B Preferred Units will be entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units as described below.  The quarterly in-kind distribution (the “Series B PIK Distribution”) will equal the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the Series B Exchange Ratio, over (2) the Cash Distribution Component, divided by (y) the Issue Price.  The quarterly cash distribution will consist of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

Acquisitions, Organic Growth, and Asset Sales in 2016 and 2017

•
In January 2016, ENLK and ENLC acquired an 83.9% and 16.1% interest, respectively, in EOGP for aggregate consideration of approximately $1.4 billion. The EOGP assets serve gathering and processing needs in the growing STACK and CNOW plays in Central Oklahoma and are supported by long-term, fixed-fee contracts with acreage dedications that, at the time of acquisition, had a weighted-average term of approximately 15 years.

•	In April 2016, we completed construction of the 100 MMcf/d Riptide processing plant in the Permian Basin.

•
In August 2016, we formed the Delaware Basin JV with NGP to operate and expand our natural gas, natural gas liquids, and crude oil midstream assets in the Delaware Basin. The Delaware Basin JV is owned 50.1% by us and 49.9% by NGP.

•
In October 2016, we completed construction of 60 MMcf/d of processing facilities for the initial phase of Lobo II. In the second quarter of 2017, we completed construction of an expansion of the Lobo II processing facility, which provided an additional 60 MMcf/d of processing capacity.

•
In November 2016, we formed the Cedar Cove JV with Kinder Morgan, Inc., which consists of gathering and compression assets in Blaine County, Oklahoma. We hold a 30% ownership interest of the Cedar Cove JV, and Kinder Morgan, Inc. holds the remaining 70% ownership interest.

•
In December 2016, we sold NTPL, a 140-mile natural gas transportation pipeline, for $84.6 million. We maintain capacity on the NTPL at competitive rates and at levels sufficient to support current and expected operations. As a result of the sale, we recorded a loss of $13.4 million for the year ended December 31, 2016.

•	In March 2017, we completed construction and began operations of the Greater Chickadee crude oil gathering system.

•
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

•
In April 2017, we completed construction and began operating a new NGL pipeline through the Ascension JV. This NGL pipeline is a bolt-on project to our Cajun-Sibon NGL pipeline system and is supported by long-term, fee-based contracts with an affiliate of Marathon Petroleum Corporation.

•
In June 2017, we entered into a long-term, fee-based arrangement with an affiliate of ONEOK, Inc. (“ONEOK”) under which ONEOK transports NGLs from our Chisholm processing facility to the Gulf Coast and our Cajun-Sibon NGL pipeline system.

•	In 2017, we completed construction of two new cryogenic gas processing plants, which included the Chisholm II plant completed in April 2017 and the Chisholm III plant completed in December 2017.

Non-GAAP Financial Measures

We include the following non-GAAP financial measures: cash available for distribution and gross operating margin.

Cash Available for Distribution

Prior to the Merger and the transfer of our interest in EOGP to the Operating Partnership, we calculated cash available for distribution as distributions due to us from ENLK, plus our interest in EOGP adjusted EBITDA (defined herein), less our share of maintenance capital attributable to our interest in EOGP, our specific general and administrative costs as a separate public reporting entity, the interest costs associated with our debt, and current taxes attributable to our earnings. ENLC’s share of EOGP growth capital expenditures was funded by borrowings under the ENLC Credit Facility and is not considered in determining ENLC’s cash flow available for distribution. In the following discussion of these non-GAAP financial measures, references to our interests in EOGP relate to our interest prior to the transfer of such interest to the Operating Partnership on January 31, 2019.

We also calculated cash available for distribution as net income (loss) of ENLC less the net income (loss) attributable to ENLK, which is consolidated into ENLC’s net income (loss), plus ENLC's (i) share of distributions from ENLK, (ii) share of EOGP’s non-cash expenses, (iii) deferred income tax (benefit) expense, (iv) corporate goodwill impairment, if any, and (v) successful transaction costs, if any, less ENLC’s interest in maintenance capital expenditures of EOGP, and less third-party non-controlling interest share of net income (loss) from consolidated affiliates.

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

The following is a calculation of our cash available for distribution (in millions):

	Year Ended December 31,
	2018	2017	2016
Distribution declared by ENLK associated with (1):
General partner interest	$2.5	$2.5	$2.1
Incentive distribution rights	59.5	58.9	56.8
ENLK common units owned	138.1	138.1	138.1
Total share of ENLK distributions declared	$200.1	$199.5	$197.0
Adjusted EBITDA of EOGP (2)	40.3	22.3	9.0
Transaction costs (3)	5.0	—	0.6
Total cash available	$245.4	$221.8	$206.6
Uses of cash:
General and administrative expenses	(9.9)	(4.8)	(2.8)
Current income taxes (4)	(0.1)	2.2	(0.6)
Interest expense	(4.0)	(2.5)	(1.4)
Maintenance capital expenditures (5)	(0.4)	(0.2)	(0.1)
Total cash used	$(14.4)	$(5.3)	$(4.9)
ENLC cash available for distribution	$231.0	$216.5	$201.7
____________________________

(1)
Represents distributions paid to ENLC on February 14, 2019, November 13, 2018, August 13, 2018, May 14, 2018, February 13, 2018, November 13, 2017, August 11, 2017, May 12, 2017, February 13, 2017, November 11, 2016, August 11, 2016 and May 12, 2016.

(2)
Represents ENLC’s interest in EOGP adjusted EBITDA, which was disbursed to ENLC by EOGP on a monthly basis. EOGP adjusted EBITDA is defined as earnings before depreciation and amortization and provision for income taxes and includes allocated expenses from ENLK.

(3)
Represents transaction costs attributable to costs incurred by ENLC related to the GIP Transaction and the Merger for the year ended December 31, 2018, and costs incurred related to ENLC’s acquisition of its 16.1% limited partner interest in EOGP, which are considered growth capital expenditures as part of the cost of the assets acquired for the year ended December 31, 2016.

(4)	Represents ENLC’s stand-alone current tax expense or benefit.

(5)	Represents ENLC’s interest in EOGP’s maintenance capital expenditures, which is netted against the monthly disbursement of EOGP’s adjusted EBITDA per (2) above.

The following table provides a reconciliation our net income from continuing operations to our cash available for distribution (in millions):

	Year Ended December 31,
	2018	2017	2016
Net income (loss) of ENLC	$(32.8)	$320.0	$(888.2)
Less: Net income (loss) attributable to ENLK	(28.0)	148.9	(565.2)
Net income (loss) of ENLC excluding ENLK	(4.8)	171.1	(323.0)
ENLC's share of distributions from ENLK (1)	200.1	199.5	197.0
ENLC's interest in EOGP's non-cash expenses (2)	12.7	17.4	14.3
ENLC deferred income tax (benefit) expense (3)	20.2	(170.6)	2.8
ENLC corporate goodwill impairment	—	—	307.0
Non-controlling interest share of ENLK's net (income) loss (4)	(2.0)	(1.1)	2.6
Other items (5)	4.8	0.2	1.0
ENLC cash available for distribution	$231.0	$216.5	$201.7
____________________________

(1)
Represents distributions paid to ENLC on February 13, 2019, November 13, 2018, August 13, 2018, May 14, 2018, February 13, 2018, November 13, 2017, August 11, 2017, May 12, 2017, February 13, 2017, November 11, 2016, August 11, 2016, and May 12, 2016.

(2)
Includes depreciation and amortization and unit-based compensation expense allocated to EOGP, gains and losses on sale of property, and non-cash revenue recognized upon receipt of secured term loan receivable related to contract restructuring (as discussed in “Item 1. Financial Statements— Note 2—Significant Accounting Policies” for the years ended December 31, 2018 and 2017, and depreciation and amortization for the year ended December 31, 2016.

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

(5)
Represents ENLC’s interest in EOGP’s maintenance capital expenditures (which was netted against the monthly disbursement of EOGP’s adjusted EBITDA), transaction costs, primarily associated with costs incurred by ENLC related to the GIP Transaction and the Merger for the year ended December 31, 2018 and ENLC’s acquisition of its 16.1% limited partner interest in EOGP for the year ended December 31, 2016, and other non-cash items not included in cash available for distribution.

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

The following table provides a reconciliation of operating income (loss) to gross operating margin (in millions):

	Year Ended December 31,
	2018	2017	2016
Operating income (loss)	$153.8	$294.4	$(674.5)

Add (deduct):
Operating expenses	453.4	418.7	398.5
General and administrative expenses	140.3	128.6	122.5
Loss on disposition of assets	0.4	—	13.2
Depreciation and amortization	577.3	545.3	503.9
Impairments	365.8	17.1	873.3
Gain on litigation settlement	—	(26.0)	—
Gross operating margin	$1,691.0	$1,378.1	$1,236.9

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Year Ended December 31,
	2018	2017	2016
Texas Segment
Revenues	$1,394.6	$1,365.9	$1,068.3
Cost of sales	(753.9)	(772.3)	(483.4)
Total gross operating margin	$640.7	$593.6	$584.9
Louisiana Segment
Revenues	$3,501.2	$2,931.6	$2,001.5
Cost of sales	(3,158.7)	(2,618.1)	(1,729.0)
Total gross operating margin	$342.5	$313.5	$272.5
Oklahoma Segment
Revenues	$1,297.7	$874.8	$437.0
Cost of sales	(744.0)	(522.9)	(184.9)
Total gross operating margin	$553.7	$351.9	$252.1
Crude and Condensate Segment
Revenues	$2,745.3	$1,453.6	$1,176.5
Cost of sales	(2,596.4)	(1,330.3)	(1,038.0)
Total gross operating margin	$148.9	$123.3	$138.5
Corporate Segment
Revenues	$(1,239.8)	$(886.3)	$(430.9)
Cost of sales	1,245.0	882.1	419.8
Total gross operating margin	$5.2	$(4.2)	$(11.1)
Total
Revenues	$7,699.0	$5,739.6	$4,252.4
Cost of sales	(6,008.0)	(4,361.5)	(3,015.5)
Total gross operating margin	$1,691.0	$1,378.1	$1,236.9

Midstream Volumes:
Texas Segment
Gathering and Transportation (MMBtu/d)	2,255,800	2,262,900	2,622,600
Processing (MMBtu/d)	1,279,100	1,184,400	1,173,100
Louisiana Segment
Gathering and Transportation (MMBtu/d)	2,196,200	1,995,800	1,676,600
Processing (MMBtu/d)	431,200	453,300	490,300
NGL Fractionation (Gals/d)	6,584,400	5,772,800	5,197,100
Oklahoma Segment
Gathering and Transportation (MMBtu/d)	1,204,700	829,300	626,300
Processing (MMBtu/d)	1,195,300	810,300	574,900
Crude and Condensate Segment
Crude Oil Handling (Bbls/d)	155,400	108,200	94,000
Brine Disposal (Bbls/d)	3,200	4,200	3,600

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Gross Operating Margin. Gross operating margin was $1,691.0 million for the year ended December 31, 2018 compared to $1,378.1 million for the year ended December 31, 2017, an increase of $312.9 million, or 22.7%, due to the following:

•
Texas Segment. Gross operating margin in the Texas segment increased $47.1 million, which was primarily due to a $42.7 million increase from our Permian Basin processing assets as a result of higher volumes due to continued development by our customers. In addition, there was a $4.4 million increase in gross operating margin from our North Texas processing, gathering, and transmission assets due to volume increases associated with new development in the Barnett Shale. For the year ended December 31, 2018, the shortfall revenue from Devon-related MVCs was $84.3 million compared to $59.2 million for the year ended December 31, 2017.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $29.0 million, which was primarily due to an increase in our NGL transmission and fractionation gross operating margin due to additional NGL volumes received from our Oklahoma and Permian Basin assets and fees earned from the start-up of our Ascension JV assets in April 2017.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $201.8 million, which was primarily due to a $156.3 million increase from higher volumes as a result of continued development by our customers. In addition, during the year ended December 31, 2018, we restructured a contract with a customer, which resulted in the recognition of $45.5 million in revenue for the year ended December 31, 2018 (as discussed in “Item 8. Financial Statements—Note 2—Significant Accounting Policies”). For the year ended December 31, 2018, the shortfall revenue from Devon-related MVCs was $1.2 million compared to $13.8 million for the year ended December 31, 2017.

•
Crude and Condensate Segment. Gross operating margin in the Crude and Condensate segment increased $25.6 million, which was partially due to a $14.9 million increase from ORV due to higher condensate stabilization volumes and improved margins from contract renegotiations. In addition, there was a $5.9 million increase from our Permian Basin crude business as a result of increased trucking volumes, higher trucking fees, higher volumes due to continued expansion of our customer base on the Greater Chickadee gathering system, and the start of initial operations of Avenger. Additionally, gross operating margin increased $2.5 million from the start of initial operations of our Central Oklahoma crude oil gathering systems and trucking business, and $2.3 million due to higher volumes on VEX.

•
Corporate Segment. Gross operating margin in the Corporate segment increased $9.4 million, due to the changes in fair value of our commodity swaps between the periods. For the year ended December 31, 2018, there were realized losses of $4.9 million that were offset by unrealized gains of $10.1 million. For the year ended December 31, 2017, there were realized losses of $8.9 million that were partially offset by unrealized gains of $4.7 million.

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

Revenue recorded for the shortfall between actual product volumes the MVCs were as follows (in millions):

	Texas	Oklahoma	Crude and Condensate	Total
Year Ended December 31, 2018
Midstream services (1)	$41.0	$53.4	$5.2	$99.6
Midstream services—related parties	43.3	1.2	6.3	50.8
Total	$84.3	$54.6	$11.5	$150.4

Year Ended December 31, 2017
Midstream services	$0.8	$16.1	$—	$16.9
Midstream services—related parties	59.2	13.8	8.9	81.9
Total	$60.0	$29.9	$8.9	$98.8
____________________________

(1)
We restructured a natural gas gathering and processing contract that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the year ended December 31, 2018. For more information, see “See “Item 8. Financial Statements and Supplementary Data—Note 2—Significant Accounting Policies.”

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the Texas and Oklahoma segments expired. These MVCs generated $85.5 million and $73.0 million in shortfall revenue for the years ended December 31, 2018 and 2017, respectively. Additionally, on July 31, 2019, an MVC related to a transportation services agreement with Devon for operations in the Crude and Condensate segment will expire. This MVC generated $11.5 million and $8.9 million in shortfall revenue for the years ended December 31, 2018 and 2017, respectively. For 2019, we expect revenues to decline related to the expired MVC agreements in the Texas and Oklahoma segments and the expiring MVC agreements in the Crude and Condensate segment. For additional information, refer to “Item 1. Business—Our Assets.”

Operating Expenses. Operating expenses were $453.4 million for the year ended December 31, 2018 compared to $418.7 million for the year ended December 31, 2017, an increase of $34.7 million, or 8.3%. The primary contributors to the total increase by segment were as follows (in millions):

	Year Ended December 31,		Change
	2018	2017	$	%
Texas Segment	$180.6	$172.7	$7.9	4.6%
Louisiana Segment	108.3	101.3	7.0	6.9%
Oklahoma Segment	89.2	64.6	24.6	38.1%
Crude and Condensate Segment	75.3	80.1	(4.8)	(6.0)%
Total	$453.4	$418.7	$34.7	8.3%

•	Texas Segment. Operating expenses in the Texas segment increased $7.9 million primarily due to expanded operations and higher utilities expense in the Permian Basin.

•
Louisiana Segment. Operating expenses in the Louisiana segment increased $7.0 million primarily due to increased utilities, operational fees and services, labor and benefits charges, and materials and supplies expenses as a result of the start-up of the Ascension JV in April 2017 and higher volumes across our Louisiana assets.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $24.6 million due to labor and benefit expenses from increased headcount, as well as an increase in materials and supplies, operational fees and services, treater rentals, ad valorem tax, and compression service expenses as a result of expanded operations.

•
Crude and Condensate Segment. Operating expenses in the Crude and Condensate segment decreased $4.8 million primarily due to decreases in third-party transportation charges and lower labor and benefit expenses.

General and Administrative Expenses. General and administrative expenses were $140.3 million for the year ended December 31, 2018 compared to $128.6 million for the year ended December 31, 2017, an increase of $11.7 million, or 9.1%. The primary contributors to the increase were as follows:

•
Wages and salaries increased due to a $9.3 million increase in bonus expense as a result of strong financial performance and $2.8 million in severance expense related to an organizational realignment in 2018;

•	Transaction costs increased $8.1 million due to costs we incurred in 2018 related to the GIP Transaction and the Merger;

•
Unit-based compensation expense decreased $7.0 million due to bonuses paid in the form of units, which vested immediately in March 2017, and was partially offset by accelerated vesting of units related to the GIP Transaction and an organizational realignment in 2018; and

•	Professional service fees decreased $1.0 million.

Depreciation and Amortization. Depreciation and amortization expenses were $577.3 million for the year ended December 31, 2018 compared to $545.3 million for the year ended December 31, 2017, an increase of $32.0 million, or 5.9%. This increase was primarily due to increased depreciation expense of $21.3 million, $4.2 million, and $2.0 million from completed projects at our Central Oklahoma, Delaware JV, and ORV assets, respectively, and accelerated depreciation expense due to a change in the useful lives of certain underutilized assets in our Louisiana segment of $4.2 million.

Impairments. Impairment expense was $365.8 million for the year ended December 31, 2018 compared to impairment expense of $17.1 million for the year ended December 31, 2017, an increase of $348.7 million. For the year ended December 31, 2018, we recognized impairments on property and equipment related to the carrying values of certain non-core natural gas assets in the Louisiana segment of $24.6 million and $109.2 million related to non-core crude pipeline assets in the Crude and Condensate segment. In addition, we recognized a goodwill impairment for our Texas reporting unit of $232.0 million. See “Item 8. Financial Statements—Note 4—Goodwill and Intangible Assets” for additional information. For the year ended December 31, 2017, we recognized a $17.1 million impairment on property and equipment, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well.

Gain on Litigation Settlement. We recognized a gain on litigation settlement of $26.0 million for the year ended December 31, 2017. See “Item 8. Financial Statements—Note 14—Commitments and Contingencies” for additional information.

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $9.0 million for the year ended December 31, 2017 due to the redemption of the 2022 Notes. See “Item 8. Financial Statements—Note 6—Long-Term Debt” for additional information.

Interest Expense. Interest expense was $182.3 million for the year ended December 31, 2018 compared to $190.4 million for the year ended December 31, 2017, a decrease of $8.1 million, or 4.3%. Net interest expense consisted of the following (in millions):

	Year Ended December 31,
	2018	2017
ENLK senior notes	$160.0	$155.0
Term Loan	1.9	—
ENLK Credit Facility	22.3	9.5
ENLC Credit Facility	3.7	2.2
Capitalized interest	(7.0)	(6.3)
Amortization of debt issue costs and net discount	4.3	29.3
Other	(2.9)	0.7
Total interest expense, net of interest income	$182.3	$190.4

Income (loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $13.3 million for the year ended December 31, 2018 compared to income of $9.6 million for the year ended December 31, 2017, an increase of $3.7 million. The increase was primarily due to additional income of $3.2 million from our GCF investment as a result of higher fractionation revenues and lower operating expenses and a $3.4 million loss on the sale of our HEP investment for the year ended December 31, 2017. These increases were offset by a $2.9 million decrease in income from our Cedar Cove JV for the year ended December 31, 2018.

Income Tax Benefit (Expense). Income tax expense was $18.2 million for the year ended December 31, 2018 compared to income tax benefit of $196.8 million for the year ended December 31, 2017, an increase of tax expense of $215.0 million primarily due to a change in tax rates. The income tax benefit for the year ended December 31, 2017 was primarily due to an adjustment to deferred taxes related to a reduction in ENLC’s federal statutory rate from 35% to 21% as a result of tax reform. See “Item 8. Financial Statements—Note 7—Income Taxes” for additional information.

Net Income (Loss) Attributable to Non-controlling Interest. Net loss attributable to non-controlling interest was $19.6 million for the year ended December 31, 2018 compared to a net income of $107.2 million for the year ended December 31, 2017, a decrease of $126.8 million. The decrease was primarily due to higher impairment expense at ENLK for the year ended December 31, 2018.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Gross Operating Margin. Gross operating margin was $1,378.1 million for the year ended December 31, 2017 compared to $1,236.9 million for the year ended December 31, 2016, an increase of $141.2 million, or 11.4%, due to the following:

•
Texas Segment. Gross operating margin in the Texas segment increased $8.7 million, which was primarily due to a $25.9 million increase in gross operating margin due to higher volumes from our expansion in the Permian Basin. This increase was partially offset by a $17.2 million decrease in gross operating margin from our North Texas processing, gathering, and transmission assets due to volume declines across our North Texas system, including an $11.5 million decrease due to the sale of the NTPL assets in December 2016. Although we experienced volume declines for certain of our Barnett-Shale assets, the impact of these volume declines on gross operating margin was offset by an increase in revenue earned from MVCs (as discussed in more detail below) under our contracts with Devon. For the year ended December 31, 2017 the shortfall revenue from Devon-related MVCs was $59.2 million compared to $26.4 million for the year ended December 31, 2016.

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

•
Crude and Condensate Segment. Gross operating margin in the Crude and Condensate segment decreased $15.2 million, which was primarily due to a $12.8 million decrease as a result of condensate stabilization volume declines and transportation rate decreases on our ORV assets and a decrease of $8.4 million as a result of volume declines in our Permian Basin trucking business. The volume and rate declines throughout our Crude and Condensate segment were primarily attributable to increased competition due to lower crude prices. These declines were partially offset by a $4.8 million increase due to the Greater Chickadee gathering system, which became fully operational in the first quarter of 2017.

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

•
Louisiana Segment. Operating expenses in the Louisiana segment increased $4.7 million primarily due to increases in materials and supplies expense of $2.7 million, labor and benefits expense of $1.7 million, utilities expense of $1.3 million, and regulatory expense of $1.0 million as a result of increased activity on our Louisiana systems, partially offset by reduced compressor rental expense of $2.2 million resulting from the purchase of compressors.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $12.5 million primarily due to increased property insurance costs of $5.4 million, increased labor and benefits expense of $3.5 million attributable to higher headcount, and to increased materials and supplies expense of $3.7 million as a result of expanded operations.

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

•
Transaction costs decreased $4.4 million and transition service fees decreased $1.5 million due to the costs incurred during 2016 related to the EOGP acquisition, with no transaction or transition costs incurred for the year ended December 31, 2017;

•	Wages and salaries expense decreased $3.6 million due to severance payments made during 2016 and a decrease in bonus expenses for the year ended December 31, 2017; and

•	We received a $1.9 million franchise tax refund for the year ended December 31, 2016.
Loss on Disposition of Assets. For the year ended December 31, 2016 we recorded a loss on disposition of assets of $13.2 million, which was primarily attributable to a $13.4 million loss on sale of the NTPL.

Depreciation and Amortization. Depreciation and amortization expenses were $545.3 million for the year ended December 31, 2017 compared to $503.9 million for the year ended December 31, 2016, an increase of $41.4 million, or 8.2%. Of this increase, $18.8 million was attributable to the plant expansion of our Permian Basin gathering and processing assets; $15.8 million was attributable to the expansion of our Central Oklahoma assets; $4.7 million was attributable to the Greater Chickadee gathering system; $3.4 million was attributable to the acceleration of depreciation for some North Texas compressor stations decommissioned during 2017; and $2.6 million was attributable to the Ascension JV assets. These increases were partially offset by a $4.3 million decrease in depreciation expense related to the sale of the NTPL in December 2016.

Impairments. Impairment expense was $17.1 million for the year ended December 31, 2017, compared to $873.3 million for the year ended December 31, 2016, a decrease of $856.2 million, or 98.0%. In the first quarter of 2016, we recognized an impairment on goodwill of $566.3 million related to our Texas and Crude and Condensate segments, as well as $307.0 million related to our Corporate segment. For the year ended December 31, 2017, we recognized property and equipment impairments of $17.1 million, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well.

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

Income Tax Benefit (Expense). Income tax benefit was $196.8 million for the year ended December 31, 2017 compared to income tax expense of $4.6 million for the year ended December 31, 2016. The income tax benefit for the year ended December 31, 2017 was primarily due to an adjustment to deferred taxes related to a reduction in ENLC’s federal statutory rate from 35% to 21% as a result of Tax Cuts and Jobs Act of 2017. See “Item 8. Financial Statements—Note 7—Income Taxes” for additional information.

Net Income (Loss) Attributable to Non-controlling Interest. Net income attributable to non-controlling interest was $107.2 million for the year ended December 31, 2017 compared to a net loss of $428.2 million for the year ended December 31, 2016, an increase of $535.4 million. The increase was primarily due to higher impairment expense at ENLK for the year ended December 31, 2016.

Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives but involve an interpretation and implementation of existing rules and the use of judgment to the specific set of circumstances existing in our business. Compliance with the rules involves reducing a number of very subjective judgments to a quantifiable accounting entry or valuation. We make every effort to properly comply with all applicable rules on or before their adoption, and we believe the proper implementation and consistent application of the accounting rules is critical.

Our critical accounting policies are discussed below. See “Item 8. Financial Statements and Supplementary Data— Note 2—Significant Accounting Policies” for further details on our accounting policies and future accounting standards to be adopted.

Revenue Recognition.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which established ASC Topic 606, Revenue from Contracts with Customers. ASC 606 replaces previous revenue recognition requirements in GAAP and will require entities to recognize revenue at an amount that reflects the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12 clarifies certain core recognition principles, including collectability, sales tax presentation, noncash consideration, contract modifications, and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods, and are to be applied using the modified retrospective or full retrospective transition methods. We have adopted ASC 606 using the modified retrospective method for annual and interim reporting periods that began January 1, 2018.

Based on our review of our performance obligations in our contracts with customers, we changed the consolidated statement of operations classification for certain transactions from revenue to cost of sales or from cost of sales to revenue. For the year ended December 31, 2018, the reclassification of revenues and cost of sales resulted in a net decrease in revenue of approximately $671.0 million or 8.0%, compared to total revenues based on accounting prior to the adoption of ASC 606, with an equivalent net decrease in cost of sales. The change in total revenues as a result of the adoption of ASC 606 is made up of the following revenue line item changes (in millions):

Increase (Decrease) in Revenue Due to ASC 606 Adoption
Year Ended December 31, 2018
Product sales	$(235)
Product sales—related parties	(52)
Midstream services	(357)
Midstream services—related parties	(27)
Total	$(671)

This change in accounting treatment had no impact on our operating income, net income, results of operations, financial condition, or cash flows.

Impairment of Long-Lived Assets.

In accordance with ASC 360, Property, Plant, and Equipment, we evaluate long-lived assets, including related intangible assets, of identifiable business activities for potential impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs.

For the year ended December 31, 2018, we determined that the undiscounted cash flows for two of our assets were not in excess of their carrying values. We estimated the fair values of these assets and determined that their fair values were not in excess of their carrying values, which resulted in impairments on property and equipment of $24.6 million related to certain non-core natural gas pipeline assets in the Louisiana segment and $109.2 million related to non-core crude pipeline assets in the Crude and Condensate segment.

For the year ended December 31, 2017, we recognized a $17.1 million impairment on property and equipment, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well. There were no impairments on property and equipment recognized for the year ended December 31, 2016.

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

Effective January 2017, we elected to early adopt ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)— Simplifying the Test for Goodwill Impairment, which simplified the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles—Goodwill and Other. As a result, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the impairment recognized should not exceed the total amount of goodwill allocated to that reporting unit. Therefore, our annual impairment tests as of October 31, 2018 and October 31, 2017 were performed according to ASU 2017-04.

For additional information about our goodwill impairment tests, refer to “Item 8. Financial Statements and Supplementary Data— Note 4—Goodwill and Intangible Assets.”

Goodwill Impairment Analysis for the Year Ended December 31, 2018

During our annual goodwill impairment test for 2018, which was performed as of October 31, 2018, we determined, based upon our qualitative assessment, that no impairments of goodwill were required as of that date. However, subsequent to October 31, 2018, we determined that due to a significant decline in our unit price, a change in circumstances had occurred that warranted a quantitative impairment test. Based on this triggering event, we performed a quantitative goodwill impairment analysis as of December 31, 2018. Based on this analysis, a goodwill impairment loss for our Texas reporting unit in the amount of $232.0 million was recognized in the fourth quarter of 2018 and is included in impairments in the consolidated statement of operations for the year ended December 31, 2018. Substantially all of the goodwill for our Texas reporting unit was recorded as a result of our Business Combination in March 2014.

We concluded that the fair value of our Oklahoma and Corporate reporting units exceeded their carrying values, and the amounts of goodwill disclosed on the consolidated balance sheet associated with these reporting units were recoverable. Therefore, no goodwill impairment was identified or recorded for these reporting units as a result of our quantitative impairment test.

Goodwill Impairment Analysis for the Year Ended December 31, 2017

During our annual impairment test for 2017, performed as of October 31, 2017, we determined that no impairments were required for the year ended December 31, 2017.

Goodwill Impairment Analysis for the Year Ended December 31, 2016

During February 2016, we determined that continued weakness in the overall energy sector, driven by low commodity prices together with a decline in our unit price subsequent to year-end, caused a change in circumstances warranting an interim impairment test. Based on these triggering events, we performed a goodwill impairment analysis in the first quarter of 2016 on all reporting units. Based on this analysis, a goodwill impairment for our Texas, Crude and Condensate, and Corporate reporting units in the amount of $873.3 million was recognized in the first quarter of 2016 and is included as impairments in the consolidated statement of operations for the year ended December 31, 2016.

We concluded that the fair value of our Oklahoma reporting unit exceeded its carrying value, and the amount of goodwill disclosed on the consolidated balance sheet associated with this reporting unit was recoverable. Therefore, no goodwill impairment was identified or recorded for this reporting unit as a result of our goodwill impairment analysis.

During our annual impairment test for 2016, performed as of October 31, 2016, we determined that no further impairments were required for the year ended December 31, 2016.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $847.6 million, $700.1 million, and $666.4 million for the years ended December 31, 2018, 2017, and 2016 respectively. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Operating cash flows before working capital	$914.6	$750.9	$633.5
Changes in working capital	(67.0)	(50.8)	32.9

Operating cash flows before changes in working capital increased $163.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase was primarily due to a $262.2 million increase in gross operating margin, excluding gains and losses on derivative activity and excluding non-cash revenue recognized from the restructuring of a contract (as discussed in “Item 8. Financial Statements— Note 2—Significant Accounting Policies”). The increase in operating cash flows was partially offset by a $16.9 million increase in interest expense, excluding amortization of debt issue costs and net discounts, as well as a $26.0 million gain on litigation settlement recognized for the year ended December 31, 2017. The remaining difference is due to higher cash paid for operating expenses and general and administrative expenses for the year ended December 31, 2018.

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

The changes in working capital for the years ended December 31, 2018, 2017, and 2016 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments and changes in inventory balances attributable to normal operating fluctuations.

As of December 31, 2018, we had $323.6 million of federal net operating loss carryforwards. Historically, we have had net operating losses that eliminated substantially all of our taxable income, and thus, we have not historically paid significant amounts of income taxes. We anticipate generating net operating losses for tax purposes during 2019, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event that we do generate taxable income that exceeds our utilizable net operating loss carryforwards, federal and state income tax liabilities will increase cash taxes paid.

Cash Flows from Investing Activities. Net cash used in investing activities was $826.3 million, $610.8 million, and $1,380.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our primary investing cash flows were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Growth capital expenditures	$(800.3)	$(758.4)	$(632.5)
Maintenance capital expenditures	(42.8)	(32.4)	(30.5)
Acquisition of business, net of cash acquired	—	—	791.5
Proceeds from sale of unconsolidated affiliate investment	—	189.7	—
Proceeds from sale of property	1.9	2.3	93.1
Investment in unconsolidated affiliates	(0.1)	(12.6)	(73.8)
Distribution from unconsolidated affiliates in excess of earnings	6.9	0.2	54.6

Growth capital expenditures increased $41.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to capital expenditures related to Avenger and the Lobo III gas processing plant in the Delaware Basin during 2018. Growth capital expenditures increased $125.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase was primarily due to capital expenditures related to the expansion of the Central Oklahoma assets and the Lobo processing facilities, as well as expenditures for the Greater Chickadee crude oil gathering system in the Permian Basin and the Ascension JV assets in Louisiana.

Maintenance capital expenditures increased by $10.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to a larger asset base and timing of expenditures. Maintenance capital expenditures increased slightly by $1.9 million for the year ended December 31, 2017 compared to the year ended December 31, 2016.

There were no acquisitions for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016, we acquired the EOGP assets.

In December 2016, we entered into an agreement to sell our ownership interest in HEP. We finalized the sale in March 2017 and received net proceeds of $189.7 million. We received proceeds from sale of property of $93.1 million for the year ended December 31, 2016. These proceeds were primarily from the sale of the NTPL in December 2016 for $84.6 million.

Investments and distributions from unconsolidated affiliate investments are determined by our contribution and distribution activity with our GCF, HEP, and Cedar Cove JV investments for the years ended December 31, 2018, 2017, and 2016. We formed the Cedar Cove JV with Kinder Morgan, Inc. during November 2016 and sold our ownership interest in our HEP investment during March 2017. See “Item 8. Financial Statements—Note 10—Investment in Unconsolidated Affiliates” for investment and distribution activity.

Cash Flows from Financing Activities. Net cash provided by financing activities were $47.9 million and $707.6 million for the years ended December 31, 2018 and 2016, respectively. Net cash used in financing activities was $69.8 million for the year ended December 31, 2017. Our primary financing activities consisted of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Net repayments on the ENLK Credit Facility	$—	$(120.0)	$(294.2)
Net borrowings on the ENLC Credit Facility	36.8	46.8	27.8
ENLK unsecured senior notes borrowings, net of notes extinguished	—	331.6	499.3
Proceeds from the Term Loan	850.0	—	—
Proceeds from issuance of ENLK common units	46.1	106.9	167.5
Contributions by non-controlling interest	90.2	57.3	167.9
Payment of installment payable for EOGP acquisition	(250.0)	(250.0)	—
Proceeds from issuance of ENLK Series C Preferred Units	—	394.0	—
Proceeds from issuance of ENLK Series B Preferred Units	—	—	724.1

On December 11, 2018, ENLK entered into a Term Loan due December 11, 2021, and used the net proceeds to repay borrowings under the ENLK Credit Facility. At the closing of the Merger, ENLC assumed the Term Loan, and ENLK became a guarantor of ENLC’s obligations under the Term Loan. Also, at the closing of the Merger the ENLK Credit Facility was terminated and ENLK became a guarantor of the Consolidated Credit Facility. See “Item 8. Financial Statements— Note 6—Long-Term Debt” for additional information.

On May 11, 2017, ENLK issued $500.0 million in aggregate principal amount of our 5.450% senior unsecured notes due June 1, 2047 at a price to the public of 99.981% of their face value. The net proceeds of approximately $495.2 million were used to repay outstanding borrowings under the ENLK Credit Facility and for general partnership purposes. For the year ended December 31, 2017, ENLK redeemed $162.5 million in aggregate principal amount of our 7.125% senior unsecured notes due June 1, 2022 at 103.6% of the principal amount, plus accrued unpaid interest, for aggregate cash consideration of $174.1 million, which included payments for accrued interest of $5.8 million.

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

For the year ended December 31, 2018, ENLK sold an aggregate of 2.6 million common units under the 2017 EDA, generating proceeds of $46.1 million (net of $0.5 million of commissions paid to the Sales Agents). ENLK used the net proceeds for general partnership purposes. In connection with the announcement of the Merger, ENLK suspended solicitation and offers under the 2017 EDA. Following the consummation of the Merger, the 2017 EDA was terminated.

For the year ended December 31, 2017, ENLK sold an aggregate of 6.2 million common units, generating net proceeds of $106.9 million. For the year ended December 31, 2016, we sold an aggregate of 10.0 million common units, generating net proceeds of $167.5 million.

In September 2017, ENLK issued 400,000 Series C Preferred Units for net proceeds of $394.0 million. See “Item 8. Financial Statements—Note 8—Certain Provisions of the Partnership Agreement” for additional information.

In January 2016, ENLK issued an aggregate of 50,000,000 Series B Preferred Units for net proceeds of $724.1 million. See “Item 8. Financial Statements—Note 8—Certain Provisions of the Partnership Agreement” for additional information.

For the year ended December 31, 2018, contributions by non-controlling partners included $90.5 million from NGP to the Delaware Basin JV. For the year ended December 31, 2017, contributions by non-controlling interests included $54.4 million from NGP to the Delaware Basin JV and $2.9 million from Marathon Petroleum Corporation to the Ascension JV. For the year ended December 31, 2016, contributions by non-controlling partners included $144.4 million in contributions from NGP to the Delaware Basin JV, which consisted of an initial contribution of $114.3 million that the Delaware Basin JV distributed to us at the formation of the joint venture to reimburse us for capital spent to the date of formation on existing assets, as well as $30.1 million for NGP’s share of ongoing projects. For the year ended December 31, 2016, contributions by non-controlling interests also included $23.5 million from Marathon Petroleum Corporation to the Ascension JV.

For the years ended December 31, 2018 and 2017, ENLK made the final two $250.0 million payments under the installment payable obligation related to the EOGP acquisition.

Distributions to unitholders and our non-controlling interests also represent a primary use of cash in financing activities. Total cash distributions made for the years ended December 31, 2018, 2017, and 2016 were as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Distributions to members	$194.8	$186.0	$185.4
Distributions to non-controlling interest (1)	517.2	433.7	384.2
____________________________

(1)
Distributions to non-controlling interests included ENLK’s distributions on common units not held by ENLC, distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to the non-controlling interest in one of our joint ventures in ORV.

Series B Preferred Unit distributions for 2016 and for the first two quarters for 2017 were paid in-kind in the form of additional Series B Preferred Units. As these were non-cash distributions, they were not reflected in our financing cash flows for the years ended December 31, 2017 and 2016. For the period beginning with the quarter ended September 30, 2017 through the quarter ended December 31, 2018, ENLK paid Series B Preferred Unit distributions in cash at an amount per quarter equal to $0.28125 per Series B Preferred Unit (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (a) 0.0025 Series B Preferred Units per Series B Preferred Unit and (b) an amount equal to (i) the excess, if any, of the distributions that would have been payable had the Series B Preferred Units converted into common units for that quarter over the Cash Distribution Component, divided by (ii) the issue price of $15.00. For the year ended December 31, 2018, distributions to non-controlling interests included $65.0 million from the issuance of Series B Preferred Units.

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

Distributions to non-controlling interest also include distributions paid on ENLK common units and distributions made to our joint venture partners. For the year ended December 31, 2018, distributions to non-controlling interests included distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to other minor non-controlling interests.

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

We expect our 2019 growth capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $605 million to $775 million, of which we expect $40 million to $50 million to come from our joint venture partners. We expect our 2019 maintenance capital expenditures to be $40 million to $60 million. Our primary capital projects for 2019 include the completion of construction of the Thunderbird Plant, Avenger, the Lobo III processing plant in the Delaware Basin, the expansion of Cajun Sibon III, and continued development of our existing systems. See “Recent Developments” for further details.

We expect to fund growth capital expenditures from the proceeds of borrowings under the Consolidated Credit Facility, operating cash flows, and proceeds from other debt and equity sources, including capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. We expect to fund our maintenance capital expenditures from operating cash flows. In 2019, it is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2018, 2017, and 2016.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2018 is as follows (in millions):

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations (1)	$3,500.0	$400.0	$—	$—	$—	$—	$3,100.0
Term Loan	850.0	—	—	850.0	—	—	—
ENLC Credit Facility	111.4	111.4	—	—	—	—	—
Interest payable on senior unsecured notes	2,413.5	154.5	149.2	149.2	149.2	149.2	1,662.2
Capital lease obligations	2.7	1.5	1.2	—	—	—	—
Operating lease obligations	100.3	14.1	10.3	8.7	8.6	8.8	49.8
Purchase obligations	29.3	29.3	—	—	—	—	—
Delivery contract obligation	9.0	9.0	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (2)	201.8	40.5	32.9	32.8	28.1	25.5	42.0
Inactive easement commitment (3)	10.0	—	—	—	10.0	—	—
Total contractual obligations	$7,228.0	$760.3	$193.6	$1,040.7	$195.9	$183.5	$4,854.0
____________________________

(1)	$400.0 million in aggregate principal amount of ENLK’s 2.7% senior unsecured notes mature on April 1, 2019.

(2)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(3)	Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount.

The interest payable under the Consolidated Credit Facility and the Term Loan are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Consolidated Credit Facility and the Term Loan, which vary from time to time.

Our contractual cash obligations for the remainder of 2019 are expected to be funded from cash flows generated from our operations, asset sales, and other debt and equity sources.

Indebtedness

Prior to the closing of the Merger, the ENLC Credit Facility was a $250.0 million revolving credit facility that would have matured on March 7, 2019 and included a $125.0 million letter of credit subfacility. As of December 31, 2018, there were no outstanding letters of credit and $111.4 million in outstanding borrowings under the ENLC Credit Facility. In December 2018, we entered into the Consolidated Credit Facility, which permits us to borrow up to $1.75 billion on a revolving credit basis and includes a $500.00 million letter of credit subfacility. At the closing of the Merger, the Consolidated Credit Facility became available for borrowings and letters of credit, and ENLK became a guarantor under the Consolidated Credit Facility. Subsequent to the closing of the Merger, the ENLC Credit Facility was canceled, and all outstanding borrowings were refinanced through borrowings on the Consolidated Credit Facility. Since the borrowings under the ENLC Credit Facility were refinanced with long-term debt, they are classified as “Long-term debt” on the consolidated balance sheet as of December 31, 2018.

Prior to the closing of the Merger, the ENLK Credit Facility was a $1.5 billion unsecured revolving credit facility that matured on March 6, 2020, which included a $500.0 million letter of credit subfacility. As of December 31, 2018, ENLK had no borrowings under the ENLK Credit Facility, and there were $9.8 million letters of credit outstanding. Upon the closing of the Merger, the ENLK Credit Facility was canceled.

In December 2018, ENLK entered into the Term Loan and used the net proceeds to repay borrowings under the ENLK Credit Facility. At the closing of the Merger, the Term Loan was assumed by us, and ENLK became a guarantor of the Term Loan.

In addition, as of December 31, 2018 ENLK has $3.5 billion in aggregate principal amount of outstanding unsecured senior notes with $400.0 million maturing in April 2019 and the remaining amount maturing from 2024 to 2047.

See “Item 8. Financial Statements—Note 6—Long-Term Debt” for more information on our outstanding debt instruments.

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

Inflation

Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry’s labor and material costs remained relatively unchanged in 2016, 2017, and 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation, and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

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

Contingencies

See “Item 8. Financial Statements and Supplementary Data—Note 14—Commitments and Contingencies.”

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 2—Significant Accounting Policies” for more information on recently issued and adopted accounting pronouncements.

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

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the CFTC to regulate certain markets for derivative products, including OTC derivatives. The CFTC has issued several relevant regulations, and other rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the legislation to cause significant portions of derivatives markets to clear through clearinghouses. While some of these rules have been finalized, some have not, and, as a result, the final form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC proposed and revised new rules in November 2013 and December 2016, respectively, that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC sought comment on the position limits rules as reproposed and revised, but the new rules have not yet been issued in final form, and the impact of any final provisions on us is uncertain at this time.

The legislation and potential new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The legislation and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at current levels or at all. Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

Commodity Price Risk

The prices of crude oil, condensate, natural gas, and NGLs were volatile during 2018. Crude oil and weighted average NGL prices decreased 26% and 34%, respectively, while natural gas prices increased 19% from January 1, 2018 to December 31, 2018. We expect continued volatility in these commodity prices. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2018 ranged from a high of $76.41 per Bbl in October 2018 to a low of $42.53 per Bbl in December 2018. Weighted average NGL prices in 2018 (based on the Oil Price Information Service (“OPIS”) Napoleonville daily average spot liquids prices) ranged from a high of $0.93 per gallon in September 2018 to a low of $0.46 per gallon in December 2018. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2018 ranged from a high of $4.84 per MMBtu in November 2018 to a low of $2.55 per MMBtu in February 2018.

Changes in commodity prices may indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas, NGLs, crude oil, and condensate connected to or near our assets and on our fees earned for transportation between certain market centers. Low prices for these products could reduce the demand for our services and volumes in our systems. The volatility in commodity prices may cause our gross operating margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes.

We are subject to risks due to fluctuations in commodity prices. Approximately 88% of our gross operating margin for the year ended December 31, 2018 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

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

2.
Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the year ended December 31, 2018, approximately 1% of our contracts, based on gross operating margin, were under processing margin contracts.

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

For the year ended December 31, 2018, approximately 9% of our contracts, based on gross operating margin, were processed under POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2018 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Fair Value Asset/(Liability) (In millions)
January 2019 - June 2019	Ethane	183 (MBbls)	$0.3048/gal	Index	$0.1
January 2019 - September 2019	Propane	479 (MBbls)	Index	$0.6370/gal	2.4
January 2019 - September 2019	Normal Butane	127 (MBbls)	Index	$0.7214/gal	0.8
January 2019 - September 2019	Natural Gasoline	85 (MBbls)	Index	$0.9602/gal	1.3
January 2019 - October 2019	Natural Gas	65,382 (MMBtu/d)	Index	$2.5946/MMBtu	(3.1)
January 2019 - December 2022	Crude and condensate	13,870 (MBbls)	Index	$52.09/bbl	7.0
					$8.5
____________________________
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

As of December 31, 2018, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments were a net fair value asset of $8.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $3.7 million in the net fair value of these contracts as of December 31, 2018.

Interest Rate Risk

At December 31, 2018, we were exposed to interest rate risk from the ENLC Credit Facility and the Term Loan entered into on December 11, 2018. At December 31, 2018, the ENLC Credit Facility had $111.4 million in outstanding borrowings, and the Term Loan had $850.0 million in outstanding borrowings. A 1% increase or decrease in interest rates would change the annualized interest expense for the ENLC Credit Facility and the Term Loan by approximately $1.1 million and $8.5 million for the year, respectively. Following the close of the Merger, we are exposed to interest rate risk on the Consolidated Credit Facility and the Term Loan. See “Item 8. Financial Statements and Supplementary Data—Note 6—Long-Term Debt” for more information regarding our outstanding indebtedness.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2019, 2024, 2025, 2026, 2044, 2045, or 2047 as these are fixed-rate obligations. The estimated fair value of ENLK’s senior unsecured notes was approximately $3,103.6 million as of December 31, 2018, based on market prices of similar debt at December 31, 2018. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1% in interest rates. Such an increase in interest rates would result in an approximate $210.7 million decrease in fair value of ENLK’s senior unsecured notes at December 31, 2018.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of EnLink Midstream, LLC is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for EnLink Midstream, LLC (the “Company”). As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of EnLink Midstream Manager, LLC’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of the EnLink Midstream Manager, LLC’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Members of EnLink Midstream, LLC and
The Board of Directors of EnLink Midstream Manager, LLC:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2(c) to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASC 606, Revenue from Contracts with Customers.

Basis for Opinion

Management of EnLink Midstream Manager, LLC, the managing member of the EnLink Midstream, LLC, is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Dallas, Texas
February 20, 2019

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$100.4	$31.2
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.3, respectively	126.3	50.1
Accrued revenue and other	705.9	576.6
Related party	0.7	102.8
Fair value of derivative assets	28.6	6.8
Natural gas and NGLs inventory, prepaid expenses, and other	74.2	41.2
Total current assets	1,036.1	808.7
Property and equipment, net of accumulated depreciation of $2,967.4 and $2,533.0, respectively	6,846.7	6,587.0
Intangible assets, net of accumulated amortization of $422.2 and $298.7, respectively	1,373.6	1,497.1
Goodwill	1,310.2	1,542.2
Investment in unconsolidated affiliates	80.1	89.4
Fair value of derivative assets	4.1	—
Other assets, net	43.3	13.4
Total assets	$10,694.1	$10,537.8
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$105.5	$66.9
Accounts payable to related party	4.3	16.3
Accrued gas, NGLs, condensate and crude oil purchases	500.4	476.1
Fair value of derivative liabilities	21.8	8.4
Installment payable, net of discount of $0.5 at December 31, 2017	—	249.5
Current maturities of long-term debt	399.8	—
Other current liabilities	248.2	222.9
Total current liabilities	1,280.0	1,040.1
Long-term debt	4,031.0	3,542.1
Asset retirement obligations	14.8	14.2
Other long-term liabilities	20.0	33.9
Deferred tax liability	362.4	346.2
Fair value of derivative liabilities	2.4	—

Redeemable non-controlling interest	9.3	4.6

Members’ equity:
Members’ equity (181,309,981 and 180,600,728 units issued and outstanding, respectively)	1,730.9	1,924.2
Accumulated other comprehensive loss	(2.0)	(2.0)
Non-controlling interest	3,245.3	3,634.5
Total members’ equity	4,974.2	5,556.7
Commitments and contingencies (Note 14)
Total liabilities and members’ equity	$10,694.1	$10,537.8

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Product sales	$6,512.3	$4,358.4	$3,008.9
Product sales—related parties	41.0	144.9	134.3
Midstream services	763.3	552.3	467.2
Midstream services—related parties	377.2	688.2	653.1
Gain (loss) on derivative activity	5.2	(4.2)	(11.1)
Total revenues	7,699.0	5,739.6	4,252.4
Operating costs and expenses:
Cost of sales (1)	6,008.0	4,361.5	3,015.5
Operating expenses	453.4	418.7	398.5
General and administrative	140.3	128.6	122.5
Loss on disposition of assets	0.4	—	13.2
Depreciation and amortization	577.3	545.3	503.9
Impairments	365.8	17.1	873.3
Gain on litigation settlement	—	(26.0)	—
Total operating costs and expenses	7,545.2	5,445.2	4,926.9
Operating income (loss)	153.8	294.4	(674.5)
Other income (expense):
Interest expense, net of interest income	(182.3)	(190.4)	(189.5)
Gain on extinguishment of debt	—	9.0	—
Income (loss) from unconsolidated affiliates	13.3	9.6	(19.9)
Other income	0.6	0.6	0.3
Total other expense	(168.4)	(171.2)	(209.1)
Income (loss) before non-controlling interest and income taxes	(14.6)	123.2	(883.6)
Income tax benefit (provision)	(18.2)	196.8	(4.6)
Net income (loss)	(32.8)	320.0	(888.2)
Net income (loss) attributable to non-controlling interest	(19.6)	107.2	(428.2)
Net income (loss) attributable to ENLC	$(13.2)	$212.8	$(460.0)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.07)	$1.18	$(2.56)
Diluted common unit	$(0.07)	$1.17	$(2.56)
____________________________

(1)	Includes related party cost of sales of $114.1 million, $211.0 million, and $150.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income (loss)	$(32.8)	$320.0	$(888.2)
Loss on designated cash flow hedge, net of tax benefit and amortization to interest expense (1)	—	(2.0)	—
Comprehensive income (loss)	(32.8)	318.0	(888.2)
Comprehensive income (loss) attributable to non-controlling interest	(19.6)	105.6	(428.2)
Comprehensive income (loss) attributable to ENLC	$(13.2)	$212.4	$(460.0)
____________________________

(1)
The loss on designated cash flow hedge recorded in accumulated other comprehensive loss for the year ended December 31, 2017 was net of a tax benefit of $0.2 million. For the year ended December 31, 2017, we amortized an immaterial amount of the loss into interest expense.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2015	$2,285.7	164.2	$—	$3,139.2	$5,424.9	$7.0
Issuance of common units by ENLK	—	—	—	167.5	167.5	—
Issuance of Series B Preferred Units by ENLK	—	—	—	724.1	724.1	—
Issuance of common units	214.9	15.6	—	—	214.9	—
Conversion of restricted units for common units, net of units withheld for taxes	(1.2)	0.2	—	—	(1.2)	—
Non-controlling interest’s impact of conversion of restricted units	—	—	—	(1.2)	(1.2)	—
Unit-based compensation	15.1	—	—	15.2	30.3	—
Change in equity due to issuance of units by ENLK	11.8	—	—	(18.9)	(7.1)	—
Non-controlling interest distributions	—	—	—	(382.4)	(382.4)	—
Non-controlling interest contribution	—	—	—	167.9	167.9	—
Distributions to members	(185.4)	—	—	—	(185.4)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	(1.8)
Contribution from Devon to ENLK	—	—	—	1.5	1.5	—
Net loss	(460.0)	—	—	(428.2)	(888.2)	—
Balance, December 31, 2016	$1,880.9	180.0	$—	$3,384.7	$5,265.6	$5.2

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2016	$1,880.9	180.0	$—	$3,384.7	$5,265.6	$5.2
Issuance of common units by ENLK	—	—	—	106.9	106.9	—
Issuance of Series C Preferred Units by ENLK	—	—	—	394.0	394.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(4.8)	0.6	—	—	(4.8)	—
Non-controlling interest’s impact of conversion of restricted units	—	—	—	(5.3)	(5.3)	—
Unit-based compensation	21.3	—	—	21.4	42.7	—
Change in equity due to issuance of units by ENLK	—	—	—	0.1	0.1	—
Non-controlling interest distributions	—	—	—	(433.1)	(433.1)	—
Non-controlling interest contribution	—	—	—	57.3	57.3	—
Distributions to members	(186.0)	—	—	—	(186.0)	—
Distributions to redeemable non-controlling interest	—	—	—	—	—	(0.6)
Contribution from Devon to ENLK	—	—	—	1.3	1.3	—
Loss on designated cash flow hedge, net of tax benefit and amortization to interest expense	—	—	(2.0)	—	(2.0)	—
Net income	212.8	—	—	107.2	320.0	—
Balance, December 31, 2017	1,924.2	180.6	(2.0)	3,634.5	5,556.7	4.6
Issuance of common units by ENLK	—	—	—	46.1	46.1	—
Conversion of restricted units for common units, net of units withheld for taxes	(5.7)	0.7	—	—	(5.7)	—
Non-controlling interest’s impact of conversion of restricted units	—	—	—	(5.6)	(5.6)	—
Unit-based compensation	20.5	—	—	21.4	41.9	—
Change in equity due to issuance of units by ENLK	0.7	—	—	(0.6)	0.1	—
Distributions to non-controlling interests	—	—	—	(517.2)	(517.2)	—
Contributions from non-controlling interests	—	—	—	90.2	90.2	—
Distributions	(194.8)	—	—	—	(194.8)	—
Fair value adjustment related to redeemable non-controlling interest	(0.8)	—	—	(3.3)	(4.1)	4.1
Net income (loss)	(13.2)	—	—	(20.2)	(33.4)	0.6
Balance, December 31, 2018	$1,730.9	181.3	$(2.0)	$3,245.3	$4,974.2	$9.3

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$(32.8)	$320.0	$(888.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	365.8	17.1	873.3
Depreciation and amortization	577.3	545.3	503.9
Loss on disposition of assets	0.4	—	13.2
Non-cash unit-based compensation	41.1	48.1	30.3
Deferred tax expense (benefit)	16.3	(197.2)	2.1
(Gain) loss on derivatives recognized in net income (loss)	(5.2)	4.2	11.1
Cash settlements on derivatives	(7.0)	(11.2)	10.5
Gain on extinguishment of debt	—	(9.0)	—
Amortization of debt issue costs, net (premium) discount of notes and installment payable	4.3	29.3	53.4
Distribution of earnings from unconsolidated affiliates	15.8	13.3	3.1
(Income) loss from unconsolidated affiliates	(13.3)	(9.6)	19.9
Non-cash revenue from contract restructuring	(45.5)	—	—
Other operating activities	(2.6)	0.6	0.9
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, accrued revenue and other	(113.1)	(189.4)	(118.1)
Natural gas and NGLs inventory, prepaid expenses, and other	(12.2)	(23.5)	18.7
Accounts payable, accrued gas and crude oil purchases, and other accrued liabilities	58.3	162.1	132.3
Net cash provided by operating activities	847.6	700.1	666.4
Cash flows from investing activities:
Additions to property and equipment	(843.1)	(790.8)	(663.0)
Acquisition of business, net of cash acquired	—	—	(791.5)
Proceeds from sale of unconsolidated affiliate investment	—	189.7	—
Proceeds from sale of property	1.9	2.3	93.1
Investment in unconsolidated affiliates	(0.1)	(12.6)	(73.8)
Distribution from unconsolidated affiliates in excess of earnings	6.9	0.2	54.6
Other investing activities	8.1	0.4	0.3
Net cash used in investing activities	(826.3)	(610.8)	(1,380.3)
Cash flows from financing activities:
Proceeds from borrowings	3,946.8	2,381.8	2,150.4
Payments on borrowings	(3,060.0)	(2,123.4)	(1,917.5)
Payment of installment payable for EOGP acquisition	(250.0)	(250.0)	—
Debt financing costs	(1.9)	(5.5)	(4.7)
Proceeds from issuance of ENLK common units	46.1	106.9	167.5
Distributions to non-controlling interest	(517.2)	(433.7)	(384.2)
Distribution to members	(194.8)	(186.0)	(185.4)
Proceeds from issuance of ENLK Series B Preferred Units	—	—	724.1
Proceeds from issuance of ENLK Series C Preferred Units	—	394.0	—
Contributions by non-controlling interest	90.2	57.3	167.9
Other financing activities	(11.3)	(11.2)	(10.5)
Net cash provided by (used in) financing activities	47.9	(69.8)	707.6
Net increase (decrease) in cash and cash equivalents	69.2	19.5	(6.3)
Cash and cash equivalents, beginning of period	31.2	11.7	18.0
Cash and cash equivalents, end of period	$100.4	$31.2	$11.7

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Agreements

(a) Organization of Business and Nature of Business

The Business Combination with Devon

ENLC is a publicly traded Delaware limited liability company formed in 2013. Effective as of March 7, 2014, EMI merged with and into a wholly-owned subsidiary of ENLC, and Acacia, formerly a wholly-owned subsidiary of Devon, merged with and into a wholly-owned subsidiary of ENLC (collectively, the “Devon Mergers”). Pursuant to the Devon Mergers, each of EMI and Acacia became wholly-owned subsidiaries of ENLC, and ENLC became publicly held. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. Upon closing of the Business Combination (as defined below), ENLC issued 115,495,669 units to a wholly-owned subsidiary of Devon. Concurrently with the consummation of the Devon Mergers, a wholly-owned subsidiary of ENLK acquired 50% of the outstanding limited partner interests in Midstream Holdings and all of the outstanding equity interests in EnLink Midstream Holdings GP, LLC, the general partner of Midstream Holdings (together with the Devon Mergers, the “Business Combination”). In 2015, ENLK acquired the remaining 50% of the outstanding limited partner interest in Midstream Holdings. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.”

On December 31, 2018, each of EMI and Acacia merged with and into ENLC, with ENLC continuing as the surviving entity. As of December 31, 2018, ENLC owned common units representing an approximate 21.4% limited partner interest in ENLK. Subsequent to the close of the Merger on January 25, 2019, ENLC owns all outstanding ENLK common units.

EOGP Acquisition

On January 7, 2016, EOGP, an indirect subsidiary of ENLK, completed its acquisition of 100% of the issued and outstanding membership interests of TOMPC LLC and TOM-STACK, LLC. As a result of the acquisition, the Operating Partnership acquired an 83.9% limited partner interest in EOGP, and ENLC acquired the remaining 16.1% limited partner interest in EOGP. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership in exchange for 55,827,221 ENLK common units, resulting in the Operating Partnership owning 100% of the limited partner interests in EOGP. See “Note 3—Acquisition” for further discussion.

GIP Transaction

On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP. As a result of the transaction:

•
GIP, through GIP III Stetson I, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLK and the Managing Member, which, as of the closing date, amounted to 100% of the outstanding limited liability company interests in the Managing Member and approximately 23.1% of the outstanding limited partner interests in ENLK;

•
GIP, through GIP III Stetson II, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLC, which, as of the closing date, amounted to approximately 63.8% of the outstanding limited liability company interests in ENLC; and

•	Through this transaction, GIP acquired control of (i) the Managing Member, (ii) ENLC, and (iii) ENLK, as a result of ENLC’s ownership of the General Partner.

Simplification of the Corporate Structure

On October 21, 2018, ENLK, ENLC, the General Partner, the Managing Member, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. See “Note 19—Subsequent Events” for more information on the Merger and related transactions.

Our assets as of December 31, 2018 consisted of equity interests in ENLK and EOGP. ENLK is a Delaware limited partnership formed on July 12, 2002 and is engaged in the gathering, transmission, processing, and marketing of natural gas and

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

natural gas liquids, or natural gas liquids (“NGLs”), condensate, and crude oil, as well as providing crude oil, condensate, and brine services to producers. EOGP is a partnership that was held by us and ENLK, and is engaged in the gathering and processing of natural gas. As of December 31, 2018, our interests in ENLK consisted of the following:

•	88,528,451 common units representing an aggregate 21.4% limited partner interest in ENLK;

•	100% ownership interest in EnLink Midstream GP, LLC, the General Partner, which owns the general partner interest and all of the incentive distribution rights in ENLK; and

•	16.1% limited partner interest in EOGP.

On January 31, 2019, we transferred our limited partner interest in EOGP to ENLK. Our ownership of ENLK consists of 144,535,672 common units representing all outstanding ENLK common units and an aggregate 71.1% limited partner interest in ENLK and a 100% ownership interest of the General Partner.

(b) Nature of Business

We primarily focus on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 11,000 miles of pipelines, 20 natural gas processing plants with approximately 4.9 Bcf/d of processing capacity, seven fractionators with approximately 280,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.
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

Our fractionators separate NGLs into separate purity products, including ethane, propane, isobutane, normal butane, and natural gasoline. Our fractionators receive NGLs primarily through our transmission lines that transport NGLs from East Texas and from our South Louisiana processing plants. Our fractionators also have the capability to receive NGLs by truck or rail terminals. We also have agreements pursuant to which third parties transport NGLs from our West Texas and Central Oklahoma operations to our NGL transmission lines that then transport the NGLs to our fractionators. In addition, we have NGL storage capacity to provide storage for customers.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(2) Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP for complete financial statements.

(b) Management’s Use of Estimates

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Based on our review of our performance obligations in our contracts with customers, we changed the consolidated statement of operations classification for certain transactions from revenue to cost of sales or from cost of sales to revenue. For the year ended December 31, 2018, the reclassification of revenues and cost of sales resulted in a net decrease in revenue of approximately $671.0 million or 8.0%, compared to total revenues based on accounting prior to the adoption of ASC 606, with an equivalent net decrease in cost of sales. The change in total revenues as a result of the adoption of ASC 606 is made up of the following revenue line item changes (in millions):

Increase (Decrease) in Revenue Due to ASC 606 Adoption
Year Ended December 31, 2018
Product sales	$(235)
Product sales—related parties	(52)
Midstream services	(357)
Midstream services—related parties	(27)
Total	$(671)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

2019	$252.1
2020	247.9
2021	104.5
2022	95.0
2023	92.9
Thereafter	281.9
Total	$1,074.3

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Oklahoma segment in the second quarter of 2018. Pursuant to the contract restructuring, the terms of the restructured contract, other than the MVCs, are the same as the original contract, and we expect to continue recognizing gathering and processing fees on volumes delivered by the customer.
Contributions in Aid of Construction

The adoption of ASC 606 also alters how we account for contributions in aid of construction (“CIAC”). CIAC payments are lump sum payments from third parties to reimburse us for capital expenditures related to the construction of our operating assets and, in most cases, the connection of these operating assets to the third party’s assets. CIAC payments can be paid to us prior to the commencement of construction activities, during construction, or after construction has been completed. Prior to adoption of ASC 606 and in accordance with ASC 980, Regulated Operations (“ASC 980”), and the FERC Uniform System of Accounts, we reduced the balance of the related property and equipment by the amount of CIAC payments received. In doing so, CIAC payments previously affected the consolidated statements of operations through reduced depreciation expense over the useful lives of the related property and equipment. Upon adoption of ASC 606, we initially recognize CIAC payments received from customers as deferred revenue, which will be subsequently amortized into revenue over the term of the underlying operational contract. For CIAC payments from noncustomers and for payments related to the construction of regulated operating assets, we continue to reduce the balance of the related property and equipment in accordance with ASC 980 and the FERC Uniform System of Accounts. This change in our CIAC accounting policy was not material to our financial statements for the year ended December 31, 2018.

Disaggregation of Revenue and Presentation of Prior Periods

Based on the disclosure requirements of ASC 606, we are presenting revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues. See “Note 15—Segment Information” for the revenue disaggregation information included in the segment information table for the year ended December 31, 2018. As we adopted ASC 606 using the modified retrospective method, only the consolidated statement of operations and revenue disaggregation information for the year ended December 31, 2018 are presented to conform to ASC 606 accounting and disclosure requirements. Prior periods presented in the consolidated financial statements and accompanying notes were not restated in accordance with ASC 606.

(d) Gas Imbalance Accounting

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. We had imbalance payables of $12.4 million and $7.3 million at December 31, 2018 and 2017, respectively, which approximate the fair value of these imbalances. We had imbalance receivables of $10.4 million and $5.8 million at December 31, 2018 and 2017, respectively, which are carried at the lower of cost or market value. Imbalance receivables and imbalance payables are included in the line items “Accrued revenue and other” and “Accrued gas, NGLs, condensate and crude oil purchases,” respectively, on the consolidated balance sheets.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

The components of property and equipment are as follows (in millions):

	Year Ended December 31,
	2018	2017
Transmission assets	$1,329.4	$1,338.7
Gathering systems	4,410.5	4,040.9
Gas processing plants	3,590.5	3,401.8
Other property and equipment	171.7	157.8
Construction in process	312.0	180.8
Property and equipment	9,814.1	9,120.0
Accumulated depreciation	(2,967.4)	(2,533.0)
Property and equipment, net of accumulated depreciation	$6,846.7	$6,587.0

Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Gas processing plants	20 - 25 years
Other property and equipment	3 - 15 years

Depreciation expense of $453.8 million, $418.2 million, and $386.9 million was recorded for the years ended December 31, 2018, 2017, and 2016, respectively.

Gain or Loss on Disposition. Upon the disposition or retirement of property and equipment, any gain or loss is recognized in operating income in the statement of operations. For the year ended December 31, 2018, we disposed of assets with a net book value of $2.1 million. These dispositions primarily related to vehicle retirements and retirements due to compressor fire damage. This decrease in book value was offset by $1.7 million of proceeds from the sale of property, resulting in $0.4 million loss on disposition of assets in the consolidated statement of operations for the year ended December 31, 2018.

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

For the year ended December 31, 2016, we retired or sold net property and equipment of $106.6 million, which was offset by $0.3 million of insurance settlements and $93.1 million of proceeds from the sale of property, resulting in a loss on

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

disposition of assets of $13.2 million. The loss on disposition of assets primarily related to the sale of the NPTL, a 140-mile natural gas transportation pipeline in North Texas, that resulted in net proceeds of $84.6 million and a loss on sale of $13.4 million.

Impairment Review. In accordance with ASC 360, Property, Plant, and Equipment, we evaluate long-lived assets of identifiable business activities for potential impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs.

When determining whether impairment of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. Our estimate of cash flows is based on assumptions regarding:

•	the future fee-based rate of new business or contract renewals;

•	the purchase and resale margins on natural gas, NGLs, crude oil, and condensate;

•	the volume of natural gas, NGLs, crude oil, and condensate available to the asset;

•	markets available to the asset;

•	operating expenses; and

•	future natural gas, NGLs, crude oil, and condensate prices.

The amount of availability of natural gas, NGLs, crude oil, and condensate to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas, NGL, crude oil, and condensate prices. Projections of natural gas, NGL, crude oil, and condensate volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•	changes in general economic conditions in regions in which our markets are located;

•	the availability and prices of natural gas, NGLs, crude oil, and condensate supply;

•	our ability to negotiate favorable sales agreements;

•	the risks that natural gas, NGLs, crude oil, and condensate exploration and production activities will not occur or be successful;

•	our dependence on certain significant customers, producers, and transporters of natural gas, NGLs, crude oil, and condensate; and

•	competition from other midstream companies, including major energy companies.

For the year ended December 31, 2018, we determined that the undiscounted cash flows for two of our assets were not in excess of their carrying values. We estimated the fair values of these assets and determined that their fair values were not in excess of their carrying values, which resulted in impairments on property and equipment of $24.6 million related to certain non-core natural gas pipeline assets in the Louisiana segment and $109.2 million related to non-core crude pipeline assets in the Crude and Condensate segment.

For the year ended December 31, 2017, we recognized a $17.1 million impairment on property and equipment, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well. There were no impairments on property and equipment recognized for the year ended December 31, 2016.

(i) Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss), which consists of the effective portion of gains or losses on derivative financial instruments that qualify as cash flow hedges pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). For the year ended December 31, 2018 and 2017, we reclassified an immaterial amount of losses from accumulated other comprehensive income (loss) to earnings. For additional information, see “Note 12—Derivatives.”

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

We evaluate our unconsolidated affiliate investments for potential impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. We recognize impairments of our investments as a loss from unconsolidated affiliates on our consolidated statements of operations. For additional information, see “Note 10—Investment in Unconsolidated Affiliates.”

(k) Non-controlling Interests

We account for investments where we control the investment using the consolidation method of accounting. Under this method, we consolidate all the assets and liabilities of an investment on our consolidated balance sheets and record non-controlling interest for the portion of the investment that we do not own. We include all of an investment’s results of operations on our consolidated statements of operations and record income attributable to non-controlling interests for the portion of the investment that we do not own.

Our non-controlling interests for the years ended December 31, 2018, 2017, and 2016 relate to NGP’s 49.9% ownership of the Delaware Basin JV, Marathon Petroleum Corporation’s 50.0% ownership interest in the Ascension JV, and other minor non-controlling interests.

(l) Goodwill

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

(m) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from five to twenty years. For additional information regarding our intangible assets, including our assessment of intangible assets for impairment, see “Note 4—Goodwill and Intangible Assets.”

(n) Asset Retirement Obligations

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

(o) Other Long-Term Liabilities

Other current and long-term liabilities include a liability related to an onerous performance obligation assumed in the Business Combination of $9.0 million and $26.9 million as of December 31, 2018 and 2017, respectively. We have one delivery contract that requires us to deliver a specified volume of gas each month at an indexed base price with a term to mid-2019. We realize a loss on the delivery of gas under this contract each month based on current prices. The fair value of this onerous performance obligation was based on forecasted discounted cash obligations in excess of market under this gas delivery

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

contract in March 2014. The liability is reduced each month as delivery is made over the remaining life of the contract with an offsetting reduction in purchased gas costs.

(p) Derivatives

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

In May 2017, we entered into an interest rate swap in connection with the issuance of our 2047 Notes. In accordance with ASC 815, we designated this swap as a cash flow hedge. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated comprehensive loss on the consolidated balance sheets. We will amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. For additional information, see “Note 12—Derivatives.”

(q) Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade accounts receivable and commodity financial instruments. Management believes the risk is limited, other than our exposure to significant customers discussed below, since our customers represent a broad and diverse group of energy marketers and end users. In addition, we continually monitor and review the credit exposure of our marketing counter-parties, and letters of credit or other appropriate security are obtained when considered necessary to limit the risk of loss. We record reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers. We had a reserve for uncollectible receivables of $0.3 million and $0.3 million as of December 31, 2018 and 2017, respectively.

The following customers individually represented greater than 10% of our consolidated revenues. These customers represent a significant percentage of revenues, and the loss of the customer would have a material adverse impact on our results of operations because the revenues and gross operating margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues.

	Year Ended December 31,
	2018	2017	2016
Devon	10.4%	14.4%	18.5%
Dow Hydrocarbons and Resources LLC	11.1%	11.2%	10.8%
Marathon Petroleum Corporation	11.5%	(1)	(1)
____________________________

(1)	Consolidated revenues for Marathon Petroleum Corporation did not exceed 10% of our consolidated revenues for the years ended December 31, 2017 and 2016.

(r) Environmental Costs

Environmental expenditures are expensed or capitalized depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2018, 2017, and 2016, environmental expenditures were not material.

(s) Unit-Based Awards

We recognize compensation cost related to all unit-based awards in our consolidated financial statements in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). We and ENLK each have similar unit-based payment plans for employees. Unit-based compensation associated with ENLC’s unit-based compensation plans awarded to directors, officers, and employees of the General Partner are recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK. For additional information, see “Note 11—Employee Incentive Plans.”

(t) Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. For additional information, see “Note 14—Commitments and Contingencies.”

(u) Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and recorded as interest expense over the term of the related debt. Gains or losses on debt repurchases, redemptions, and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $24.5 million and $26.2 million as of December 31, 2018 and 2017, respectively, are included in “Long-term debt” or “Current maturities of long-term debt,” as applicable, on the consolidated balance sheets as a direct reduction from the carrying amount of the debt. Debt issuance costs are amortized into interest expense using the straight-line method over the term of the related debt issuance.

(v) Legal Costs Expected to be Incurred in Connection with a Loss Contingency

Legal costs incurred in connection with a loss contingency are expensed as incurred.

(w) Redeemable Non-Controlling Interest

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

(x) Adopted Accounting Standards

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective method. ASC 606 replaces previous revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For additional information about our application of ASC 606 refer to “(c) Revenue Recognition” above.

(y) Accounting Standards to be Adopted in Future Periods

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842)—Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), which establishes ASC Topic 842, Leases (“ASC 842”). Under ASC 842, lessees will need to recognize virtually all of their leases on the balance sheet by recording a right-of-use asset and lease liability. Lessor accounting

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

is similar to the current model but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance is replaced with a new model applicable to both lessees and lessors. Additional revisions have been made to embedded leases, reassessment requirements, and lease term assessments including variable lease payment, discount rate, and lease incentives. ASC 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. We will adopt ASC 842 effective January 1, 2019. We have assessed the impact of adopting ASC 842 and implemented a lease accounting software. This assessment includes the evaluation of our current lease contracts and the analysis of contracts that may contain lease components. We are electing to apply certain practical expedients that are allowed in the adoption of ASC 842, including not reassessing existing contracts for lease arrangements, not reassessing existing lease classification, not recording a right-of-use asset or lease liability for leases of twelve months or less, and not separating lease and non-lease components of a lease arrangement. We believe the adoption of ASC 842 will increase our asset and liability balances on the consolidated balance sheets by approximately $75 million due to the required recognition of right-of-use assets and corresponding lease liabilities for all lease obligations that are currently classified as operating leases.

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

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842)—Targeted Improvements (“ASU 2018-11”). ASU 2018-11 amends ASC 842 and allows entities to adopt the new leases standard using a modified retrospective approach. Under this new transition method, entities initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP. We plan to utilize the optional transition method provided in ASU 2018-11 in conjunction with our adoption of ASC 842 in January 2019.

(3) Acquisition

On January 7, 2016, ENLC and ENLK acquired a 16.1% and 83.9% voting interest, respectively, in EOGP for aggregate consideration of approximately $1.4 billion. Upon closing of the acquisition on January 7, 2016, the first installment of $1.02 billion for the acquisition was paid. The second and final installments, each equal to $250.0 million, were paid in January 2017 and January 2018, respectively.

The first installment of approximately $1.02 billion was funded by (a) approximately $783.6 million in cash paid by ENLK, which was primarily derived from the issuance of Series B Preferred Units, (b) 15,564,009 common units representing limited liability company interests in ENLC issued directly by ENLC and (c) approximately $22.2 million in cash paid by ENLC. The transaction was accounted for using the acquisition method.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

We incurred a total of $4.4 million of direct transaction costs for the year ended December 31, 2016. These costs are included in general and administrative costs in the accompanying consolidated statements of operations.

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

The table below provides a summary of our change in carrying amount of goodwill (in millions) for the year ended December 31, 2018, by assigned reporting unit. For the year ended December 31, 2017, there were no changes to the carrying amounts of goodwill.

	Texas	Oklahoma	Corporate	Totals
Year Ended December 31, 2018
Balance, beginning of period	$232.0	$190.3	$1,119.9	$1,542.2
Impairment	(232.0)	—	—	(232.0)
Balance, end of period	$—	$190.3	$1,119.9	$1,310.2

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

Prior to January 2017, if a goodwill impairment test was elected or required, we performed a two-step goodwill impairment test. The first step involved comparing the fair value of the reporting unit to its carrying amount. If the carrying amount of a reporting unit exceeded its fair value, the second step of the process involved comparing the implied fair value to the carrying value of the goodwill for that reporting unit. If the carrying value of the goodwill of a reporting unit exceeded the implied fair value of that goodwill, the excess of the carrying value over the implied fair value was recognized as an impairment.

Effective January 2017, we elected to early adopt ASU 2017-04, Intangibles—Goodwill and Other (Topic 350)— Simplifying the Test for Goodwill Impairment “ASU 2017-04”), which simplified the accounting for goodwill impairments by eliminating the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test referenced in ASC 350, Intangibles—Goodwill and Other. Therefore, our annual impairment test as of October 31, 2017 was performed according to ASU 2017-04.

Goodwill Impairment Analysis for the Year Ended December 31, 2018

During our annual goodwill impairment test for 2018, which was performed as of October 31, 2018, we determined, based upon our qualitative assessment, that no impairments of goodwill were required as of that date. However, subsequent to October 31, 2018, we determined that due to a significant decline in our unit price, a change in circumstances had occurred that warranted a quantitative impairment test. Based on this triggering event, we performed a quantitative goodwill impairment analysis as of December 31, 2018. Based on this analysis, a goodwill impairment loss for our Texas reporting unit in the amount of $232.0 million was recognized in the fourth quarter of 2018 and is included in impairments in the consolidated statement of operations for the year ended December 31, 2018. Substantially all of the goodwill for our Texas reporting unit was recorded as a result of our Business Combination in March 2014.

We concluded that the fair value of our Oklahoma and Corporate reporting units exceeded their carrying values, and the amounts of goodwill disclosed on the consolidated balance sheet associated with these reporting units were recoverable. Therefore, no goodwill impairment was identified or recorded for these reporting units as a result of our quantitative impairment test.

Goodwill Impairment Analysis for the Year Ended December 31, 2017

During our annual impairment test for 2017, performed as of October 31, 2017, we determined that no impairments were required for the year ended December 31, 2017.

Goodwill Impairment Analysis for the Year Ended December 31, 2016

During February 2016, we determined that continued weakness in the overall energy sector, driven by low commodity prices together with a decline in our unit price subsequent to year-end, caused a change in circumstances warranting an interim impairment test. Based on these triggering events, we performed a goodwill impairment analysis in the first quarter of 2016 on all reporting units. Based on this analysis, a goodwill impairment for our Texas, Crude and Condensate, and Corporate reporting units in the amount of $873.3 million was recognized in the first quarter of 2016 and is included as impairments in the consolidated statement of operations for the year ended December 31, 2016.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We concluded that the fair value of our Oklahoma reporting unit exceeded its carrying value, and the amount of goodwill disclosed on the consolidated balance sheet associated with this reporting unit was recoverable. Therefore, no goodwill impairment was identified or recorded for this reporting unit as a result of our goodwill impairment analysis.

During our annual impairment test for 2016, performed as of October 31, 2016, we determined that no further impairments were required for the year ended December 31, 2016.

Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from 5 to 20 years.

The following table represents our change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Year Ended December 31, 2018
Customer relationships, beginning of period	$1,795.8	$(298.7)	$1,497.1
Amortization expense	—	(123.5)	(123.5)
Customer relationships, end of period	$1,795.8	$(422.2)	$1,373.6

Year Ended December 31, 2017
Customer relationships, beginning of period	$1,795.8	$(171.6)	$1,624.2
Amortization expense	—	(127.1)	(127.1)
Customer relationships, end of period	$1,795.8	$(298.7)	$1,497.1

Year Ended December 31, 2016
Customer relationships, beginning of period	$744.5	$(54.6)	$689.9
Acquisitions	1,051.3	—	1,051.3
Amortization expense	—	(117.0)	(117.0)
Customer relationships, end of period	$1,795.8	$(171.6)	$1,624.2

For the years ended December 31, 2018, 2017, and 2016, we reviewed our various assets groups for impairment during our annual impairment review process and determined that no impairment of our intangible assets occurred. We utilized Level 3 fair value measurements in our impairment analysis, which included discounted cash flow assumptions by management consistent with those utilized in our goodwill impairment analysis.

The weighted average amortization period for intangible assets is 15.0 years. Amortization expense was $123.5 million, $127.1 million, and $117.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2019	$123.7
2020	123.7
2021	123.7
2022	123.7
2023	123.6
Thereafter	755.2
Total	$1,373.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(5) Related Party Transactions

Simplification of the Corporate Structure

On October 21, 2018, ENLK, ENLC, the General Partner, the Managing Member, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. See “Note 19—Subsequent Events” for more information on the Merger and related transactions.

Transactions with Devon

On July 18, 2018, subsidiaries of Devon sold all of their equity interests in ENLK, ENLC, and the Managing Member of ENLC to GIP for aggregate consideration of $3.125 billion. Accordingly, Devon is no longer an affiliate of ENLK or ENLC. The sale did not affect our commercial arrangements with Devon, except that Devon agreed to extend through 2029 certain existing fixed-fee gathering and processing contracts related to the Bridgeport plant in North Texas and the Cana plant in Oklahoma. See “Note 1—Organization and Summary of Significant Agreements” for additional information regarding the GIP Transaction. Prior to July 18, 2018, revenues from transactions with Devon are included in “Product sales—related parties” or “Midstream services—related parties” in the consolidated statement of operations. Revenues from transactions with Devon after July 18, 2018 are included in “Product sales” or “Midstream services” in the consolidated statement of operations.

For the years ended December 31, 2018, 2017, and 2016, related party transactions with Devon accounted for 5.4%, 14.4%, and 18.5% of our revenues, respectively. We had an accounts receivable balance related to transactions with Devon of $102.7 million as of December 31, 2017. Additionally, we had an accounts payable balance related to transactions with Devon of $16.3 million as of December 31, 2017. Management believes these transactions are executed on terms that are fair and reasonable. The amounts from related party transactions are specified in the accompanying consolidated financial statements.

Gathering, Processing, and Transportation Agreements Associated with Our Business Combination with Devon

As described in “Note 1—Organization and Summary of Significant Agreements,” Midstream Holdings was previously a wholly-owned subsidiary of Devon, and all of its assets were contributed to it by Devon. On January 1, 2014, in connection with the consummation of the Business Combination, EnLink Midstream Services, LLC, a wholly-owned subsidiary of Midstream Holdings (“EnLink Midstream Services”), entered into 10-year gathering and processing agreements with Devon pursuant to which EnLink Midstream Services provides gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by Devon Gas Services, L.P., a subsidiary of Devon (“Gas Services”), to Midstream Holdings’ gathering and processing systems in the Barnett, Cana-Woodford, and Arkoma-Woodford Shales. On January 1, 2014, SWG Pipeline, L.L.C. (“SWG Pipeline”), another wholly-owned subsidiary of Midstream Holdings, entered into a 10-year gathering agreement with Devon pursuant to which SWG Pipeline provides gathering, treating, compression, dehydration, and redelivery services, as applicable, for natural gas delivered by Gas Services to another of our gathering systems in the Barnett Shale.

These agreements provide Midstream Holdings with dedication of all of the natural gas owned or controlled by Devon and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by Devon. Pursuant to the gathering and processing agreements entered into on January 1, 2014, Devon has committed to deliver specified minimum daily volumes of natural gas to Midstream Holdings’ gathering systems in the Barnett, Cana-Woodford, and Arkoma-Woodford Shales during each calendar quarter. From January 1, 2018 to July 18, 2018, we recognized $321.3 million of revenue under these agreements. For the years ended December 31, 2017 and 2016, we recognized $615.5 million and $611.8 million of revenue, respectively, under these agreements. Included in these amounts of revenue recognized is revenue from MVCs attributable to Devon of $50.8 million from January 1, 2018 to July 18, 2018 and $81.9 million and $46.2 million for the years ended December 31, 2017 and 2016, respectively. Devon is entitled to firm service, meaning that if capacity on a system is curtailed or reduced, or capacity is otherwise insufficient, Midstream Holdings will take delivery of as much Devon natural gas as is permitted in accordance with applicable law.

The gathering and processing agreements are fee-based, and Midstream Holdings is paid a specified fee per MMBtu for natural gas gathered on Midstream Holdings’ gathering systems and a specified fee per MMBtu for natural gas processed. The

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

EOGP Agreement with Devon

In January 2016, in connection with the acquisition of EOGP, we acquired a gas gathering and processing agreement with Devon Energy Production Company, L.P. (“DEPC”) pursuant to which EOGP provides gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by DEPC. The agreement has an MVC that will remain in place during each calendar quarter for four years and an overall term of approximately 15 years. Additionally, the agreement provides EOGP with dedication of all of the natural gas owned or controlled by DEPC and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by DEPC. DEPC is entitled to firm service, meaning a level of gathering and processing service in which DEPC’s reserved capacity may not be interrupted, except due to force majeure, and may not be displaced by another customer or class of service. This agreement accounted for approximately $77.6 million, $100.4 million, and $34.4 million of our combined revenues from January 1, 2018 to July 18, 2018 and for the years ended December 31, 2017 and 2016, respectively.

Other Commercial Relationships with Devon

As noted above, we continue to maintain a customer relationship with Devon originally established prior to the Business Combination pursuant to which we provide gathering, transportation, processing, and gas lift services to Devon in exchange for fee-based compensation under several agreements with Devon. In addition, we have agreements with Devon pursuant to which we purchase and sell NGLs, gas, and crude oil and pay or receive, as applicable, a margin-based fee. These NGL, gas, and crude oil purchase and sale agreements have month-to-month terms. These historical agreements collectively comprise $66.6 million, $78.0 million, and $107.2 million of our combined revenue from January 1, 2018 to July 18, 2018 and for the years ended December 31, 2017 and 2016, respectively.

VEX Transportation Agreement

In connection with our acquisition of the VEX assets from Devon, we became party to a five-year transportation services agreement with Devon pursuant to which we provide transportation services to Devon on the VEX pipeline. This agreement includes a five-year MVC with Devon. The MVC was executed in June 2014, and the initial term expires July 2019. This agreement accounted for approximately $3.5 million, $17.8 million, and $18.7 million of service revenues from January 1, 2018 to July 18, 2018 and for the years ended December 31, 2017 and 2016, respectively.

Acacia Transportation Agreement

In connection with the consummation of the Business Combination, we entered into an agreement with a wholly-owned subsidiary of Devon pursuant to which we provide transportation services to Devon on our Acacia pipeline in Texas. This agreement accounted for approximately $4.9 million, $13.8 million, and $15.2 million of our combined revenues from January 1, 2018 to July 18, 2018 and for the years ended December 31, 2017 and 2016, respectively.

GCF Interest

In connection with the consummation of the Business Combination and the GIP Transaction, a wholly-owned subsidiary of Devon transferred to us its 38.75% general partner interest in GCF. Our interest in GCF contributed approximately $10.5 million, $12.6 million, and $3.4 million to our income from unconsolidated affiliate investment from January 1, 2018 to July 18, 2018 and for the years ended December 31, 2017 and 2016, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Cedar Cove Joint Venture

On November 9, 2016, we formed the Cedar Cove JV with Kinder Morgan, Inc. consisting of gathering and compression assets in Blaine County, Oklahoma. Under a 15-year, fixed-fee agreement, all gas gathered by the Cedar Cove JV will be processed at our Central Oklahoma processing system. For the period from November 9, 2016 through December 31, 2016, revenue generated from processing gas and cost of sales from the Cedar Cove JV was immaterial. For the years ended December 31, 2018 and December 31, 2017, we recorded service revenue of $0.5 million and $5.4 million, respectively, that is recorded as “Midstream services—related parties” on the consolidated statements of operations. In addition, for the years ended December 31, 2018 and December 31, 2017, we recorded cost of sales of $44.1 million and $30.6 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. We had an accounts receivable balance related to transactions with the Cedar Cove JV of $0.7 million at December 31, 2018. Additionally, we had an accounts payable balance related to transactions with the Cedar Cove JV of $4.3 million at December 31, 2018. The accounts receivable and payable balances related to transactions with the Cedar Cove JV were immaterial at December 31, 2017.

Transactions with ENLK

We paid ENLK $2.5 million, $2.4 million, and $2.3 million as reimbursement during the years ended December 31, 2018, 2017, and 2016, respectively, to cover our portion of administrative and compensation costs for officers and employees that perform services for ENLC. This reimbursement is evaluated on an annual basis. Officers and employees that perform services for us provide an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes, and other benefit costs) is allocated to ENLC for reimbursement based on these estimates. In addition, an administrative burden is added to such costs to reimburse ENLK for additional support costs, including, but not limited to, consideration for rent, office support, and information service support.

We paid ENLK $26.6 million, $48.4 million, and $31.5 million for our interest in EOGP’s capital expenditures for the years ended December 31, 2018, 2017, and 2016, respectively. We pay our contribution for EOGP’s capital expenditures to ENLK monthly, net of EOGP’s adjusted EBITDA distributable to us, which is defined as earnings before depreciation and amortization and provision for income taxes and includes allocated expenses from ENLK. Following the Merger, we transferred our 16.1% limited partner interest in EOGP to the Operating Partnership. See “Note 19—Subsequent Events” for more information regarding these transactions.

Tax Sharing Agreement

In connection with the consummation of the Business Combination, we, ENLK, and Devon, entered into a tax sharing agreement providing for the allocation of responsibilities, liabilities, and benefits relating to any tax for which a combined tax return is due. From January 1, 2018 to July 18, 2018 and the years ended December 31, 2017 and 2016 we incurred approximately $0.4 million, $1.2 million, and $2.3 million, respectively, in taxes that are subject to the tax sharing agreement. Effective July 18, 2018, ENLK, ENLC, and Devon signed a supplemental agreement to continue the tax sharing agreement.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(6) Long-Term Debt

As of December 31, 2018 and 2017, long-term debt consisted of the following (in millions):

	December 31, 2018			December 31, 2017
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
ENLC Credit Facility, due 2019 (1)	$111.4	$—	$111.4	$74.6	$—	$74.6
2.70% Senior unsecured notes due 2019 (2)	400.0	—	400.0	400.0	(0.1)	399.9
Term Loan due 2021 (3)	850.0	—	850.0	—	—	—
4.40% Senior unsecured notes due 2024	550.0	1.8	551.8	550.0	2.2	552.2
4.15% Senior unsecured notes due 2025	750.0	(0.9)	749.1	750.0	(1.0)	749.0
4.85% Senior unsecured notes due 2026	500.0	(0.5)	499.5	500.0	(0.6)	499.4
5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
5.05% Senior unsecured notes due 2045	450.0	(6.2)	443.8	450.0	(6.5)	443.5
5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,461.4	$(6.1)	4,455.3	$3,574.6	$(6.3)	3,568.3
Debt issuance cost (4)			(24.5)			(26.2)
Less: Current maturities of long-term debt (2)			(399.8)			—
Long-term debt, net of unamortized issuance cost			$4,031.0			$3,542.1
____________________________

(1)
Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 4.4% and 3.2% at December 31, 2018 and 2017, respectively. Subsequent to the closing of the Merger, the ENLC Credit Facility was canceled, and all outstanding borrowings were refinanced through borrowings on the Consolidated Credit Facility. Since the borrowings under the ENLC Credit Facility were refinanced with long-term debt, they are classified as “Long-term debt” on the consolidated balance sheet as of December 31, 2018.

(2)
The 2.70% senior unsecured notes mature on April 1, 2019. Therefore, the outstanding principal balance, net of discount and debt issuance costs, is classified as “Current maturities of long-term debt” on the consolidated balance sheet as of December 31, 2018.

(3)
In December 2018, ENLK entered into an $850.0 million, three-year unsecured Term Loan. Borrowings under the Term Loan bear interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.9% at December 31, 2018.

(4)	Net of amortization of $16.5 million and $12.9 million at December 31, 2018 and 2017, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Maturities

Maturities for the long-term debt as of December 31, 2018 are as follows (in millions):

2019	400.0
2020	—
2021	850.0
2022	—
2023	—
Thereafter (1)	3,211.4
Subtotal	4,461.4
Less: net discount	(6.1)
Less: debt issuance cost	(24.5)
Less: current maturities of long-term debt	(399.8)
Long-term debt, net of unamortized issuance cost	$4,031.0
____________________________

(1)
Subsequent to the closing of the Merger, the ENLC Credit Facility was canceled, and all outstanding borrowings were refinanced through borrowings on the Consolidated Credit Facility. Since the borrowings under the ENLC Credit Facility were refinanced with long-term debt, they are classified as “Long-term debt” on the consolidated balance sheet as of December 31, 2018.

ENLC Credit Facility

Prior to the closing of the Merger, we had a $250.0 million secured revolving credit facility that would have matured on March 7, 2019 and included a $125.0 million letter of credit subfacility. Subsequent to the closing of the Merger, the ENLC Credit Facility was canceled, and all outstanding borrowings were refinanced through borrowings on the Consolidated Credit Facility. Since the borrowings under the ENLC Credit Facility were refinanced with long-term debt, they are classified as “Long-term debt” on the consolidated balance sheet as of December 31, 2018.

Borrowings under the ENLC Credit Facility bore interest at our option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin (ranging from 1.75% to 2.50%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.75% to 1.50%). The applicable margins varied depending on our leverage ratio.

On June 20, 2018, we amended the change of control provisions of the ENLC Credit Facility to, among other things, designate GIP as Qualifying Owners (as defined in the ENLC Credit Facility).

As of December 31, 2018 and 2017, there were no outstanding letters of credit and $111.4 million and $74.6 million in outstanding borrowings under the ENLC Credit Facility.

ENLK Credit Facility

Prior to the closing of the Merger, the ENLK Credit Facility was a $1.5 billion unsecured revolving credit facility that matured on March 6, 2020, which included a $500.0 million letter of credit subfacility. Upon the closing of the Merger, the ENLK Credit Facility was repaid and canceled, and all indebtedness thereunder was repaid with borrowings under the Consolidated Credit Facility.

Borrowings under the ENLK Credit Facility bore interest at ENLK’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin (ranging from 1.00% to 1.75%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0%, or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.0% to 0.75%). The applicable margins varied depending on ENLK’s credit rating.

On June 20, 2018, we amended the change of control provisions of the ENLK Credit Facility to, among other things, designate GIP as Qualifying Owners (as defined in the ENLK Credit Facility).

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of December 31, 2018 and 2017 there were no borrowings under the ENLK Credit Facility and $9.8 million in outstanding letters of credit for each period, respectively.

Consolidated Credit Facility

In connection with the Merger, we refinanced our existing revolving credit facilities at ENLK and ENLC. As of December 31, 2018, we had a $1.5 billion facility at ENLK and a $250.0 million facility at ENLC. Following the Merger, we have combined these credit facilities into one $1.75 billion credit facility at ENLC. Following the Merger, ENLK guaranteed the obligations of ENLC under the Consolidated Credit Facility. For additional information, refer to “Note 19—Subsequent Events.”

At December 31, 2018, we were in compliance with and expect to be in compliance with the covenants in the Consolidated Credit Facility for at least the next twelve months.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto.

Also, on December 11, 2018, ENLK borrowed $850.0 million under the Term Loan and used the net proceeds to repay obligations outstanding under the ENLK Credit Facility. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. The obligations under the Term Loan are unsecured.

The Term Loan will mature on December 10, 2021. The Term Loan contains certain financial, operational, and legal covenants. The financial covenants are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The financial covenants include (i) maintaining a ratio of consolidated EBITDA (as defined in the Term Loan, which term includes projected EBITDA from certain capital expansion projects) to consolidated interest charges of no less than 2.50 to 1.0 at all times prior to the occurrence of an investment grade event (as defined in the Term Loan) and (ii) maintaining a ratio of consolidated indebtedness to consolidated EBITDA of no more than 5.00 to 1.00. If the borrower consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, the borrower can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.50 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters.

Borrowings under the Term Loan bear interest at the borrower’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin (ranging from 1.00% to 1.75%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.00% to 0.75%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by the borrower of certain covenants included in the Term Loan, amounts outstanding under the Term Loan may become due and payable immediately.

At December 31, 2018, we were in compliance with and expect to be in compliance with the covenants of the Term Loan for at least the next twelve months.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

On March 19, 2014, ENLK issued $1.2 billion aggregate principal amount of unsecured senior notes, consisting of $400.0 million aggregate principal amount of its 2.700% senior notes due 2019 (the “2019 Notes”), $450.0 million aggregate principal amount of its 4.400% senior notes due 2024 (the “2024 Notes”) and $350.0 million aggregate principal amount of its 5.600% senior notes due 2044 (the “2044 Notes”), at prices to the public of 99.850%, 99.830% and 99.925%, respectively, of their face value. The 2019 Notes mature on April 1, 2019; the 2024 Notes mature on April 1, 2024; and the 2044 Notes mature on April 1, 2044. The interest payments on the 2019 Notes, 2024 Notes, and 2044 Notes are due semi-annually in arrears in April and October.

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

Senior Unsecured Note Redemption Provisions

Each issuance of the senior unsecured notes may be fully or partially redeemed prior to an early redemption date (see "Early Redemption Date" in table below) at a redemption price equal to the greater of: (i) 100% of the principal amount of the notes to be redeemed; or (ii) the sum of the remaining scheduled payments of principal and interest on the respective notes to be redeemed that would be due after the related redemption date but for such redemption (exclusive of interest accrued to, but excluding the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus a specified basis point premium (see "Basis Point Premium" in the table below); plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after the Early Redemption Date, the senior unsecured notes may be fully or partially redeemed at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. See applicable redemption provision terms below:

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Senior Unsecured Note Indentures

The indentures governing the senior unsecured notes contain covenants that, among other things, limit ENLK’s ability to create or incur certain liens or consolidate, merge, or transfer all or substantially all of ENLK’s assets.

Each of the following is an event of default under the indentures:

•	failure to pay any principal or interest when due;

•	failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures; and

•	bankruptcy or other insolvency events involving ENLK.

If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies. At December 31, 2018, ENLK was in compliance and expects to be in compliance with the covenants in the senior unsecured notes for at least the next twelve months.

(7) Income Taxes

The components of our income tax provision (benefit) are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Current income tax provision	$1.9	$0.4	$2.5
Deferred tax provision (benefit)	16.3	(197.2)	2.1
Total income tax provision (benefit)	$18.2	$(196.8)	$4.6

The following schedule reconciles total income tax provision (benefit) and the amount calculated by applying the statutory U.S. federal tax rate to income before income taxes (in millions):

	Year Ended December 31,
	2018	2017	2016
Expected income tax provision (benefit) based on federal statutory rate (1)	$1.0	$5.6	$(159.4)
State income tax provision (benefit), net of federal benefit	0.1	0.4	(11.4)
Statutory rate change (1)	—	(210.6)	—
Income tax provision (benefit) from ENLK	(2.1)	0.9	1.2
Unit-based compensation (2)	0.7	2.9	—
Non-deductible expense related to asset impairment	10.7	—	173.8
Other	7.8	4.0	0.4
Total income tax provision (benefit)	$18.2	$(196.8)	$4.6
____________________________

(1)
The Tax Cuts and Jobs Act of 2017 resulted in a change in the federal statutory corporate rate from 35% to 21%, effective January 1, 2018. Accordingly, we reduced deferred tax liabilities and recorded a deferred tax benefit in the amount of $210.6 million as of December 31, 2017 due to a remeasurement of deferred tax liabilities. Of this amount, $185.7 million was related to ENLC’s standalone deferred tax liabilities, and $24.9 million was related to ENLK’s re-measurement of deferred tax liabilities of its wholly-owned corporate subsidiaries.

(2)	Related to tax deficiencies recorded upon the vesting of restricted incentive units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in millions):

	December 31, 2018	December 31, 2017
Deferred income tax assets:
Federal net operating loss carryforward	$67.9	$54.5
State net operating loss carryforward	11.7	14.2
Total deferred tax assets	79.6	68.7
Deferred tax liabilities:
Property, equipment, and intangible assets (1)	(440.6)	(414.9)
Other	(1.4)	—
Total deferred tax liabilities	(442.0)	(414.9)
Deferred tax liability, net	$(362.4)	$(346.2)
____________________________

(1)	Includes our investment in ENLK and primarily relates to differences between the book and tax bases of property and equipment.

As of December 31, 2018, we had federal net operating loss carryforwards of $323.6 million that represent a net deferred tax asset of $67.9 million. As of December 31, 2018, we had state net operating loss carryforwards of $208.6 million that represent a net deferred tax asset of $11.7 million. These carryforwards will begin expiring in 2028 through 2038. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire.

For the year ended December 31, 2016, we recognized $1.5 million of previously recorded unrecognized income tax benefit. For the three years ended December 31, 2018, 2017, and 2016, there was no recorded unrecognized tax benefit.

Per our accounting policy election, penalties and interest related to unrecognized tax benefits are recorded to income tax expense. As of December 31, 2018, tax years 2014 through 2018 remain subject to examination by various taxing authorities.

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

For the year ended December 31, 2016, ENLK sold an aggregate of 10.0 million common units, generating proceeds of $167.5 million (net of $1.7 million of commissions).

In August 2017, ENLK ceased trading under the 2014 EDA and entered into the 2017 EDA.

For the year ended December 31, 2017, ENLK sold an aggregate of 6.2 million common units under the 2014 EDA and the 2017 EDA, generating proceeds of $106.9 million (net of $1.1 million of commissions and $0.2 million of registration fees). ENLK used the net proceeds for general partnership purposes.

For the year ended December 31, 2018, ENLK sold an aggregate of 2.6 million common units under the 2017 EDA, generating proceeds of $46.1 million (net of $0.5 million of commissions paid to the Sales Agents). We used the net proceeds for general partnership purposes. In connection with the announcement of the Merger, ENLK suspended solicitation and offers under the 2017 EDA. Following the consummation of the Merger, the 2017 EDA was terminated.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(b) ENLK Class C Common Units

As of December 31, 2015, there were 7,075,433 ENLK Class C Common Units issued and outstanding. The Class C Common Units were substantially similar in all respects to ENLK’s common units, except that distributions paid on the Class C Common Units could be paid in cash or in additional Class C Common Units issued in kind, as determined by the General Partner in its sole discretion. Distributions on the Class C Common Units for the three months ended December 31, 2015 and March 31, 2016 were paid-in-kind through the issuance of 209,044 and 233,107 Class C Common Units on February 11, 2016 and May 12, 2016, respectively. All of the outstanding Class C Common Units were converted into common units on a one-for-one basis on May 13, 2016.

(c) ENLK Series B Preferred Units

In January 2016, ENLK issued an aggregate of 50,000,000 Series B Preferred Units representing ENLK limited partner interests to Enfield in a private placement for a cash purchase price of $15.00 per Series B Preferred Unit (the “Issue Price”), resulting in net proceeds of approximately $724.1 million after fees and deductions. Proceeds from the private placement were used to partially fund ENLK’s portion of the purchase price payable in connection with the acquisition of our EOGP assets. Affiliates of Goldman Sachs and affiliates of TPG own interests in the general partner of Enfield. Prior to the close of the Merger on January 25, 2019, the Series B Preferred Units were convertible into ENLK common units on a one-for-one basis, subject to certain adjustments, (a) in full, at ENLK’s option, if the volume weighted average price of a common unit over the 30-trading day period ending two trading days prior to the conversion date (the “Conversion VWAP”) was greater than 150% of the Issue Price or (b) in full or in part, at Enfield’s option. In addition, upon certain events involving a change of control of the General Partner or the Managing Member, all of the Series B Preferred Units would have automatically converted into a number of ENLK common units equal to the greater of (i) the number of ENLK common units into which the Series B Preferred Units would then convert and (ii) the number of Series B Preferred Units to be converted multiplied by an amount equal to (x) 140% of the Issue Price divided by (y) the Conversion VWAP.

The Series B Preferred Units will continue to be issued and outstanding following the Merger, except that certain terms of the Series B Preferred Units have been modified pursuant to an amended partnership agreement of ENLK. Subsequent to the modification, Series B Preferred Units will be exchangeable for ENLC common units in an amount equal to the number of outstanding Series B Preferred Units outstanding multiplied by the exchange ratio of 1.15, subject to certain adjustments (the “Series B Exchange Ratio”). The exchange is subject to ENLK’s option to pay cash instead of issuing additional ENLC common units, and can occur in whole or in part at Enfield’s option at any time, or in whole at our option, provided the daily volume-weighted average closing price of the ENLC common units (the “ENLC VWAP”) exchange for the 30 trading days ending two trading days prior to the exchange is greater than 150% of the Issue Price divided by the conversion ratio of 1.15.

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

Beginning with the quarter ending March 31, 2019, the holder of the Series B Preferred Units will be entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units as described below.  The quarterly in-kind distribution (the “Series B PIK Distribution”) will equal the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the Series B Exchange Ratio, over (2) the Cash Distribution Component, divided by (y) the Issue Price.  The quarterly cash distribution will consist of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A summary of the distribution activity relating to the Series B Preferred Units for the years ended December 31, 2018, 2017, and 2016 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash distribution (in millions)	Date paid/payable
2018
First Quarter of 2018	416,657	$16.2	May 14, 2018
Second Quarter of 2018	419,678	$16.3	August 13, 2018
Third Quarter of 2018	422,720	$16.4	November 13, 2018
Fourth Quarter of 2018	425,785	$16.5	February 13, 2019

2017
First Quarter of 2017	1,154,147	$—	May 12, 2017
Second Quarter of 2017	1,178,672	$—	August 11, 2017
Third Quarter of 2017	410,681	$15.9	November 13, 2017
Fourth Quarter of 2017	413,658	$16.1	February 13, 2018

2016
First Quarter of 2016	992,445	$—	May 12, 2016
Second Quarter of 2016	1,083,589	$—	August 11, 2016
Third Quarter of 2016	1,106,616	$—	November 10, 2016
Fourth Quarter of 2016	1,130,131	$—	February 13, 2017

(d) ENLK Series C Preferred Units

In September 2017, ENLK issued 400,000 Series C Preferred Units representing ENLK limited partner interests at a price to the public of $1,000 per unit. ENLK used the net proceeds of $394.0 million for capital expenditures, general partnership purposes, and to repay borrowings under the ENLK Credit Facility. The Series C Preferred Units represent perpetual equity interests in ENLK and, unlike ENLK indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. As to the payment of distributions and amounts payable on a liquidation event, the Series C Preferred Units rank senior to ENLK’s common units and to each other class of limited partner interests or other equity securities established after the issue date of the Series C Preferred Units that is not expressly made senior or on parity with the Series C Preferred Units. The Series C Preferred Units rank junior to the Series B Preferred Units with respect to the payment of distributions, and junior to the Series B Preferred Units and all current and future indebtedness with respect to amounts payable upon a liquidation event.

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

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. For the years ended December 31, 2018 and 2017, ENLK made distributions of $24.0 million and $5.6 million to holders of Series C Preferred Units, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Following the Merger, the Series C Preferred Units remained issued and outstanding with the terms set forth above.

(e) ENLK Common Unit Distributions

Prior to the Merger, unless restricted by the terms of the ENLK Credit Facility and/or the indentures governing ENLK’s senior unsecured notes, ENLK was required to make distributions of 100% of available cash, as defined in the partnership agreement, within 45 days following the end of each quarter. Distributions were made to the General Partner in accordance with its then current percentage interest with the remainder to the common unitholders, subject to the payment of incentive distributions as described below to the extent that certain target levels of cash distributions were achieved. The General Partner was not entitled to its incentive distributions with respect to the Class C Common Units issued in kind. In addition, the general partner was not entitled to its incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units convert into common units or (ii) the Series C Preferred Units.

Prior to the Merger, the General Partner owned the general partner interest in ENLK and all incentive distribution rights in ENLK. The General Partner was entitled to receive incentive distributions if the amount ENLK distributed with respect to any quarter exceeded levels specified in its partnership agreement. Under the quarterly incentive distribution provisions, the General Partner was entitled to 13.0% of amounts ENLK distributed in excess of $0.25 per unit, 23.0% of the amounts ENLK distributed in excess of $0.3125 per unit, and 48.0% of amounts ENLK distributed in excess of $0.375 per unit. At the close of the Merger, The General Partner’s incentive distribution rights in ENLK were eliminated. See “Note 19—Subsequent Events” for more information regarding the Merger and related transactions.

A summary of ENLK’s distribution activity relating to the common units for the years ended December 31, 2018, 2017, and 2016 is provided below:

Declaration period	Distribution/unit	Date paid/payable
2018
First Quarter of 2018	$0.390	May 14, 2018
Second Quarter of 2018	$0.390	August 13, 2018
Third Quarter of 2018	$0.390	November 13, 2018
Fourth Quarter of 2018	$0.390	February 13, 2019

2017
First Quarter of 2017	$0.390	May 12, 2017
Second Quarter of 2017	$0.390	August 11, 2017
Third Quarter of 2017	$0.390	November 13, 2017
Fourth Quarter of 2017	$0.390	February 13, 2018

2016
First Quarter of 2016	$0.390	May 12, 2016
Second Quarter of 2016	$0.390	August 11, 2016
Third Quarter of 2016	$0.390	November 11, 2016
Fourth Quarter of 2016	$0.390	February 13, 2017

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(f) Allocation of Partnership Income

Prior to the closing of the Merger and for the years ended December 31, 2018, 2017, and 2016, net income was allocated to the General Partner in an amount equal to its incentive distribution rights as described in section “(e) ENLK Common Unit Distributions” above. The General Partner’s share of net income consisted of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units, and the percentage interest of ENLK’s net income (loss) adjusted for ENLC’s unit-based compensation specifically allocated to the General Partner. The net income (loss) allocated to the General Partner is as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Income allocation for incentive distributions	$59.5	$58.9	$56.8
Unit-based compensation attributable to ENLC’s restricted units	(20.3)	(21.0)	(14.7)
General partner share of net income (loss)	(0.6)	0.4	(2.6)
General partner interest in net income	$38.6	$38.3	$39.5

(9) Members' Equity

(a) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Year Ended December 31,
	2018	2017	2016
Distributed earnings allocated to:
Common units (1)	$194.9	$184.8	$183.3
Unvested restricted units (1)	2.8	2.5	2.2
Total distributed earnings	$197.7	$187.3	$185.5
Undistributed income (loss) allocated to:
Common units	$(207.9)	$25.2	$(638.0)
Unvested restricted units	(3.0)	0.3	(7.5)
Total undistributed income (loss)	$(210.9)	$25.5	$(645.5)
Net income (loss) allocated to:
Common units	$(13.0)	$210.0	$(454.6)
Unvested restricted units	(0.2)	2.8	(5.4)
Total net income (loss)	$(13.2)	$212.8	$(460.0)
Basic and diluted net income (loss) per unit:
Basic	$(0.07)	$1.18	$(2.56)
Diluted	$(0.07)	$1.17	$(2.56)
____________________________

(1)	Represents distribution activity consistent with the distribution activity table below.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following are the unit amounts used to compute the basic and diluted earnings per unit for the years ended December 31, 2018, 2017, and 2016 (in millions):

	Year Ended December 31,
	2018	2017	2016
Basic weighted average units outstanding:
Weighted average common units outstanding	181.1	180.5	179.7

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	181.1	180.5	179.7
Dilutive effect of restricted units issued (1)	—	1.3	—
Total weighted average diluted common units outstanding	181.1	181.8	179.7
____________________________

(1)	For the years ended December 31, 2018 and 2016, all common units were antidilutive because a net loss existed for that period.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

(b) Distributions

A summary of our distribution activity relating to ENLC common units for the years ended December 31, 2018, 2017, and 2016, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2018
First Quarter of 2018	$0.263	May 15, 2018
Second Quarter of 2018	$0.267	August 14, 2018
Third Quarter of 2018	$0.271	November 14, 2018
Fourth Quarter of 2018	$0.275	February 14, 2019

2017
First Quarter of 2017	$0.255	May 15, 2017
Second Quarter of 2017	$0.255	August 14, 2017
Third Quarter of 2017	$0.255	November 14, 2017
Fourth Quarter of 2017	$0.259	February 14, 2018

2016
First Quarter of 2016	$0.255	May 13, 2016
Second Quarter of 2016	$0.255	August 12, 2016
Third Quarter of 2016	$0.255	November 14, 2016
Fourth Quarter of 2016	$0.255	February 14, 2017

(10) Investment in Unconsolidated Affiliates

Our unconsolidated investments consisted of:

•	a 38.75% ownership interest in GCF at December 31, 2018, 2017, and 2016;

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

•	an approximate 30.0% ownership in the Cedar Cove JV at December 31, 2018, 2017, and 2016. On November 9, 2016, we formed the Cedar Cove JV with Kinder Morgan, Inc.; and

•	an approximate 31% ownership interest in HEP at December 31, 2016, which was sold in March 2017 for aggregate net proceeds of $189.7 million.

The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Year Ended December 31,
	2018	2017	2016
GCF
Distributions	$22.3	$12.7	$7.5
Equity in income	$15.8	$12.6	$3.4

HEP
Contributions (1)	$—	$—	$45.0
Distributions (2)	$—	$—	$50.2
Equity in income (loss) (3)	$—	$(3.4)	$(23.3)

Cedar Cove JV
Contributions	$0.1	$12.6	$28.8
Distributions	$0.4	$0.8	$—
Equity in income	$(2.5)	$0.4	$—

Total
Contributions (1)	$0.1	$12.6	$73.8
Distributions (2)	$22.7	$13.5	$57.7
Equity in income (loss) (3)	$13.3	$9.6	$(19.9)
____________________________

(1)	Contributions for the year ended December 31, 2016 included $32.7 million of contributions to HEP for preferred units issued by HEP. These preferred units were redeemed during the third quarter 2016.

(2)	Distributions for the year ended December 31, 2016 included a redemption of $32.7 million of preferred units issued by HEP.

(3)	Included losses of $3.4 million and $20.1 million for the years ended December 31, 2017 and 2016, respectively, related to the sale of our HEP interests.

The following table shows the balances related to our investment in unconsolidated affiliates as of December 31, 2018 and 2017 (in millions):

	December 31, 2018	December 31, 2017
GCF	$41.9	$48.4
Cedar Cove JV	38.2	41.0
Total investments in unconsolidated affiliates	$80.1	$89.4

(11) Employee Incentive Plans

(a) Long-Term Incentive Plans

ENLC and ENLK each have similar unit-based compensation payment plans for officers and employees. ENLC grants unit-based awards under the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”), and ENLK granted unit-based awards under the amended and restated EnLink Midstream GP, LLC Long-Term Incentive Plan (the “GP Plan”). As of the effective time of the Merger, (i) ENLC assumed all obligations in respect of the GP Plan and the outstanding awards granted thereunder (the “Legacy ENLK Awards”) and (ii) the common units representing limited partner interests in ENLK subject to such Legacy ENLK Awards will convert into common units representing limited liability company interests in ENLC

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

using the exchange ratio (as defined in the Merger Agreement) as the conversion rate. In connection with the consummation of the Merger, no additional awards will be granted under the GP Plan.

We account for unit-based compensation in accordance with ASC 718, Stock Compensation (“ASC 718”), which requires that compensation related to all unit-based awards be recognized in the consolidated financial statements. Unit-based compensation cost is valued at fair value at the date of grant, and that grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718. Unit-based compensation associated with ENLC unit-based compensation plan awarded to ENLC’s officers and employees is recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK. Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Cost of unit-based compensation charged to general and administrative expense	$30.3	$37.4	$23.7
Cost of unit-based compensation charged to operating expense	10.8	10.7	6.6
Total unit-based compensation expense	$41.1	$48.1	$30.3
Non-controlling interest in unit-based compensation	$15.7	$18.0	$11.3
Amount of related income tax benefit recognized in net income (1)	$5.3	$11.3	$7.1
____________________________

(1)
For the years ended December 31, 2018 and 2017, the amount of related income tax benefit recognized in net income excluded $0.7 million and $2.9 million, respectively, of income tax expense related to tax deficiencies recorded on vested units.

All unit-based awards issued and outstanding immediately prior to the effective time of the Merger under the GP Plan have been converted into an award with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time, with certain adjustments to the performance-based vesting of terms of applicable awards related to the performance of ENLC.

(b) EnLink Midstream Partners, LP’s Restricted Incentive Units

ENLK restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLK common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2018 is provided below:

	Year Ended December 31, 2018
EnLink Midstream Partners, LP Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,980,224	$15.81
Granted (1)	1,590,100	15.27
Vested (1)(2)	(835,115)	19.68
Forfeited	(178,939)	12.75
Non-vested, end of period	2,556,270	$14.43
Aggregate intrinsic value, end of period (in millions)	$28.1
____________________________

(1)
Restricted incentive units typically vest at the end of three years. In March 2018, the General Partner granted 200,753 restricted incentive units with a fair value of $3.0 million to officers and certain employees as bonus payments for 2017, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units include 261,063 units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2018, 2017, and 2016 is provided below (in millions):

	Year Ended December 31,
EnLink Midstream Partners, LP Restricted Incentive Units:	2018	2017	2016
Aggregate intrinsic value of units vested	$13.1	$16.6	$4.1
Fair value of units vested	$16.4	$22.6	$9.5

As of December 31, 2018, there was $18.4 million of unrecognized compensation cost related to non-vested ENLK restricted incentive units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

(c) EnLink Midstream Partners, LP’s Performance Units

The General Partner has granted performance awards under the GP Plan. The performance award agreements provided that the vesting of restricted incentive units granted thereunder was dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplated that the Peer Companies for an individual performance award (the “Subject Award”) are the companies comprising the Alerian MLP Index for Master Limited Partnerships (“AMZ”), excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units vested based on the percentile ranking of the average of ENLK’s and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies.

At the end of the vesting period, recipients received distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units ranged from zero to 200% of the units granted depending on the EnLink TSR as compared to the TSR of the Peer Companies on the vesting date. As of the effective time of the Merger, the performance metric for such performance awards was modified such that the performance metric will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods after the effective time of the Merger. The fair value of each performance unit was estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of our common units and the designated Peer Companies’ securities; (iii) an estimated ranking of us among the designated Peer Companies; and (iv) the distribution yield. The fair value of the performance unit on the date of grant was expensed over a vesting period of approximately three years.

The following table presents a summary of the grant-date fair value of performance units granted and the related assumptions by performance unit grant date:

EnLink Midstream Partners, LP Performance Units:	March 2018	March 2017	October 2016	February 2016	January 2016
TSR price	$15.44	$17.55	$17.71	$14.82	$14.82
Risk-free interest rate	2.38%	1.62%	0.91%	0.89%	1.10%
Volatility factor	43.85%	43.94%	44.62%	42.33%	39.71%
Distribution yield	10.50%	8.70%	8.80%	19.20%	12.10%

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the performance units:

	Year Ended December 31, 2018
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	585,285	$20.52
Granted	256,345	19.24
Vested (1)	(313,610)	24.43
Forfeited	(76,351)	16.62
Non-vested, end of period	451,669	$17.74
Aggregate intrinsic value, end of period (in millions)	$5.0
____________________________

(1)	Vested units included 112,101 units withheld for payroll taxes paid on behalf of employees and 120,250 units that vested as a result of the GIP Transaction, net of units withheld for payroll taxes.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the year ended December 31, 2018 is provided below (in millions). No performance units vested for the years ended 2017 and 2016.

EnLink Midstream Partners, LP Performance Units:	Year Ended December 31, 2018
Aggregate intrinsic value of units vested	$5.0
Fair value of units vested	$7.7

As of December 31, 2018, there was $6.1 million of unrecognized compensation expense that related to non-vested performance units. That cost is expected to be recognized over a weighted-average period of 1.7 years.

In connection with the GIP Transaction, certain outstanding performance unit agreements were modified to, among other things: (i) provide that the awards granted thereunder did not vest due to the closing of the GIP Transaction and (ii) increase the minimum vesting of units from zero to 100% as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on July 23, 2018. The modified performance units retained the original vesting schedules. As a result of the modifications, we will recognize an additional $2.3 million compensation cost over the life of these ENLK performance units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(d) EnLink Midstream, LLC’s Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2018 is provided below:

	Year Ended December 31, 2018
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,889,310	$16.33
Granted (1)	1,473,195	15.76
Vested (1)(2)	(769,848)	21.40
Forfeited	(166,790)	12.74
Non-vested, end of period	2,425,867	$14.62
Aggregate intrinsic value, end of period (in millions)	$23.0
____________________________

(1)
Restricted incentive units typically vest at the end of three years. In March 2018, ENLC granted 194,185 restricted incentive units with a fair value of $3.0 million to officers and certain employees as bonus payments for 2017, and these restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.

(2)	Vested units include 244,123 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) during the years ended December 31, 2018, 2017, and 2016 is provided below (in millions):

	Year Ended December 31,
EnLink Midstream, LLC Restricted Incentive Units:	2018	2017	2016
Aggregate intrinsic value of units vested	$12.8	$15.3	$4.1
Fair value of units vested	$16.5	$22.2	$12.4

As of December 31, 2018, there was $17.9 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. That cost is expected to be recognized over a weighted average period of 1.8 years.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(e) EnLink Midstream, LLC’s Performance Units

ENLC grants performance awards under the 2014 Plan. The performance award agreements provide that the vesting of performance units (i.e., performance-based restricted incentive units) granted thereunder is dependent on the achievement of certain TSR performance goals relative to the TSR achievement of the Peer Companies over the applicable performance period. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units ranges from zero to 200% of the units granted depending on the EnLink TSR as compared to the TSR of the Peer Companies on the vesting date. As of the effective time of the Merger, the performance metric for such performance awards was modified such that the performance metric will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods after the effective time of the Merger. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of ENLC’s common units and the designated Peer Companies’ securities; (iii) an estimated ranking of ENLC among the designated Peer Companies, and (iv) the distribution yield. The fair value of the performance unit on the date of grant is expensed over a vesting period of approximately three years.

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

EnLink Midstream, LLC Performance Units:	March 2018	March 2017	October 2016	February 2016	January 2016
TSR price	$16.55	$18.29	$16.75	$15.38	$15.38
Risk-free interest rate	2.38%	1.62%	0.91%	0.89%	1.10%
Volatility factor	51.36%	52.07%	52.89%	52.05%	46.02%
Distribution yield	6.70%	5.40%	6.10%	14.00%	8.60%

The following table presents a summary of the performance units:

	Year Ended December 31, 2018
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	548,839	$22.14
Granted	223,865	21.63
Vested (1)	(283,637)	27.25
Forfeited	(70,918)	17.75
Non-vested, end of period	418,149	$19.15
Aggregate intrinsic value, end of period (in millions)	$4.0
____________________________

(1)	Vested units included 100,109 units withheld for payroll taxes paid on behalf of employees and 109,819 units that vested as a result of the GIP Transaction, net of units withheld for payroll taxes.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the year ended December 31, 2018 is provided below (in millions). No performance units vested for the years ended 2017 and 2016.

EnLink Midstream, LLC Performance Units:	Year Ended December 31, 2018
Aggregate intrinsic value of units vested	$4.7
Fair value of units vested	$7.7

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

As of December 31, 2018, there was $5.9 million of unrecognized compensation expense that related to non-vested performance units. That cost is expected to be recognized over a weighted-average period of 1.6 years.

In connection with the GIP Transaction, certain outstanding performance unit agreements were modified to among other things, (i) provide that the awards granted thereunder did not vest due to the closing of the GIP Transaction and (ii) increase the minimum vesting of units from zero to 100% as described in our Current Report on Form 8-K filed with the Commission on July 23, 2018. The modified performance units retained the original vesting schedules. As a result of the modifications, we will recognize an additional $2.1 million compensation cost over the life of these ENLC performance units.

(f) Benefit Plan

ENLK maintains a tax-qualified 401(k) plan whereby it matches 100% of every dollar contributed up to 6% of an employee’s eligible compensation plus a 2% non-discretionary contribution (not to exceed the maximum amount permitted by law). Contributions of $8.3 million, $7.6 million, and $7.4 million were made to the plan for the years ended December 31, 2018, 2017, and 2016, respectively.

(12) Derivatives

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

In May 2017, we entered into an interest rate swap in connection with the issuance of our 2047 Notes. In accordance with ASC 815, we designated this swap as a cash flow hedge. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated comprehensive loss on the consolidated balance sheets. We will amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge. We have no open interest rate swap positions as of December 31, 2018. In addition, the settlement loss is included as an operating cash outflow on the consolidated statement of cash flows for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, we amortized an immaterial amount of the settlement loss into interest expense from accumulated other comprehensive income (loss). We expect to recognize and additional $0.1 million of interest expense out of accumulated other comprehensive income (loss) over the next twelve months.

In July 2016, we entered into an interest rate swap in connection with the issuance of the 2026 Notes. We did not designate this swap as a cash flow hedge. Upon settlement of the interest rate swap in July 2016, we recorded the associated $0.4 million gain on settlement as interest expense, net of interest income in the consolidated statement of operations for the year ended December 31, 2016.

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

We commonly enter into index (float-for-float) or fixed-for-float swaps in order to mitigate our cash flow exposure to fluctuations in the future prices of natural gas, NGLs, and crude oil. For natural gas, index swaps are used to protect against the price exposure of daily priced gas versus first-of-month priced gas. For condensate, crude oil, and natural gas, index swaps are

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

also used to hedge the basis location price risk resulting from supply and markets being priced on different indices. For natural gas, NGLs, condensate, and crude oil, fixed-for-float swaps are used to protect cash flows against price fluctuations: (1) where we receive a percentage of liquids as a fee for processing third-party gas or where we receive a portion of the proceeds of the sales of natural gas and liquids as a fee, (2) in the natural gas processing and fractionation components of our business and (3) where we are mitigating the price risk for product held in inventory or storage.

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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Year Ended December 31,
	2018	2017	2016
Change in fair value of derivatives	$10.1	$4.7	$(20.1)
Realized gain (loss) on derivatives	(4.9)	(8.9)	9.0
Gain (loss) on derivative activity	$5.2	$(4.2)	$(11.1)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	December 31, 2018	December 31, 2017
Fair value of derivative assets — current	$28.6	$6.8
Fair value of derivative assets — long-term	4.1	—
Fair value of derivative liabilities — current	(21.8)	(8.4)
Fair value of derivative liabilities — long-term	(2.4)	—
Net fair value of derivatives	$8.5	$(1.6)

Set forth below are the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at December 31, 2018 (in millions). The remaining term of the contracts extend no later than December 2022.

		December 31, 2018
Commodity	Instruments	Unit	Volume	Fair Value
NGL (short contracts)	Swaps	Gallons	(29.0)	$4.5
NGL (long contracts)	Swaps	Gallons	7.7	0.1
Natural Gas (short contracts)	Swaps	MMBtu	(9.0)	(1.6)
Natural Gas (long contracts)	Swaps	MMBtu	14.9	(1.5)
Crude and Condensate (short contracts)	Swaps	MMbbls	(12.9)	23.6
Crude and Condensate (long contracts)	Swaps	MMbbls	1.0	(16.6)
Total fair value of derivatives				$8.5

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing swap contracts, the maximum loss on our gross receivable position of $32.7 million as of December 31, 2018 would be reduced to $9.4 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(13) Fair Value Measurements

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

Net assets (liabilities) measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	December 31, 2018	December 31, 2017
Commodity Swaps (1)	$8.5	$(1.6)
____________________________

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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,430.8	$4,065.0	$3,542.1	$3,650.2
Installment Payables	$—	$—	$249.5	$249.6
Obligations under capital lease	$2.5	$2.2	$4.1	$3.4
Secured term loan receivable	$51.1	$51.1	$—	$—
____________________________

(1)
The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance costs of $24.5 million and $26.2 million at December 31, 2018 and 2017, respectively. The respective fair values do not factor in debt issuance costs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

ENLK had no outstanding borrowings under the ENLK Credit Facility as of December 31, 2018 and 2017. ENLC had $111.4 million and $74.6 million in outstanding borrowings under the ENLC Credit Facility as of December 31, 2018 and 2017, respectively. As borrowings under the ENLC Credit Facility accrue interest under floating interest rate structures, the carrying value of such indebtedness approximates fair value for the amounts outstanding under the ENLC Credit Facility. As of December 31, 2018 and 2017, ENLK had total borrowings under senior unsecured notes of $3.5 billion for each period, respectively, maturing between 2019 and 2047 with fixed interest rates ranging from 2.7% to 5.6%.

The fair values of all senior unsecured notes and installment payables as of December 31, 2018 and 2017 were based on Level 2 inputs from third-party market quotations. The fair values of obligations under capital leases and the secured term loan receivable were calculated using Level 2 inputs from third-party banks.

(14) Commitments and Contingencies

(a) Leases—Lessee

We have operating leases for office space, office, and field equipment.

The following table summarizes our remaining non-cancelable future payments under operating leases with initial or remaining non-cancelable lease terms in excess of one year (in millions):

2019	$14.1
2020	10.3
2021	8.7
2022	8.6
2023	8.8
Thereafter	49.8
Total	$100.3

Operating lease rental expense was approximately $52.5 million, $54.5 million, and $59.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

(c) Environmental Issues

The operation of pipelines, plants, and other facilities for the gathering, processing, transmitting, stabilizing, fractionating, storing, or disposing of natural gas, NGLs, crude oil, condensate, brine, and other products is subject to stringent and complex laws and regulations pertaining to health, safety, and the environment. As an owner, partner, or operator of these facilities, we must comply with United States laws and regulations at the federal, state, and local levels that relate to air and water quality, hazardous and solid waste management and disposal, oil spill prevention, climate change, endangered species, and other environmental matters. The cost of planning, designing, constructing, and operating pipelines, plants, and other facilities must account for compliance with environmental laws and regulations and safety standards. Federal, state, or local administrative decisions, developments in the federal or state court systems, or other governmental or judicial actions may influence the interpretation and enforcement of environmental laws and regulations and may thereby increase compliance costs. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and potentially criminal enforcement measures, including citizen suits, which can include the assessment of monetary penalties, the imposition of remedial

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

requirements, and the issuance of injunctions or restrictions on operation. Management believes that, based on currently known information, compliance with these laws and regulations will not have a material adverse effect on our results of operations, financial condition, or cash flows. However, we cannot provide assurance that future events, such as changes in existing laws, regulations, or enforcement policies, the promulgation of new laws or regulations, or the discovery or development of new factual circumstances will not cause us to incur material costs. Environmental regulations have historically become more stringent over time, and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation

(d) Litigation Contingencies

We are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not individually or in the aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

At times, our subsidiaries acquire pipeline easements and other property rights by exercising rights of eminent domain and common carrier. As a result, from time to time, we (or our subsidiaries) are a party to a number of lawsuits under which a court will determine the value of pipeline easements or other property interests obtained by our subsidiaries by condemnation. Damage awards in these suits should reflect the value of the property interest acquired and the diminution in the value of the remaining property owned by the landowner. However, some landowners have alleged unique damage theories to inflate their damage claims or assert valuation methodologies that could result in damage awards in excess of the amounts anticipated. Although it is not possible to predict the ultimate outcomes of these matters, we do not expect that awards in these matters will have a material adverse impact on our consolidated results of operations, financial condition, or cash flows.

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

(15) Segment Information

Identification of the majority of our operating segments is based principally upon geographic regions served and the nature of operating activity. As of December 31, 2018, our reportable segments consisted of the following: natural gas gathering, processing, transmission, and fractionation operations located in North Texas and the Permian Basin primarily in West Texas (“Texas”), natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana (“Louisiana”), natural gas gathering and processing operations located throughout Oklahoma (“Oklahoma”), and crude rail, truck, pipeline, and barge facilities in West Texas, South Texas, Louisiana, Oklahoma, and the Ohio River Valley (“Crude and Condensate”). Operating activity for intersegment eliminations is shown in the Corporate segment. Our sales are derived from external domestic customers. We evaluate the performance of our operating segments based on segment profits.

Corporate assets consist primarily of cash, goodwill, property, and equipment, including software, for general corporate support, debt financing costs, and unconsolidated affiliate investments in GCF and the Cedar Cove JV as of December 31, 2018, 2017, and 2016. As of December 31, 2016, our Corporate assets also included our unconsolidated affiliate investment in HEP. In December 31, 2016, we entered into an agreement to sell our ownership interest in HEP, and we finalized the sale in March 2017.

Based on the disclosure requirements of ASC 606, we are presenting revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues. As we adopted ASC 606 using the modified retrospective method, only the consolidated statement of operations and revenue disaggregation information for the year ended December 31, 2018 are presented to conform to ASC 606 accounting and disclosure requirements. Prior periods presented in the consolidated financial statements and accompanying notes were not restated in accordance with ASC 606.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Year Ended December 31, 2018
Natural gas sales	$292.9	$531.1	$189.7	$—	$—	$1,013.7
NGL sales	28.6	2,786.3	25.2	0.9	—	2,841.0
Crude oil and condensate sales	—	0.5	0.7	2,656.4	—	2,657.6
Product sales	321.5	3,317.9	215.6	2,657.3	—	6,512.3
Natural gas sales—related parties	—	—	2.5	—	—	2.5
NGL sales—related parties	503.5	47.4	590.8	—	(1,104.3)	37.4
Crude oil and condensate sales—related parties	49.3	0.3	85.6	3.3	(137.4)	1.1
Product sales—related parties	552.8	47.7	678.9	3.3	(1,241.7)	41.0
Gathering and transportation	177.9	68.8	149.1	3.1	—	398.9
Processing	101.0	3.3	122.8	—	—	227.1
NGL services	—	59.6	—	—	—	59.6
Crude services	—	—	0.6	66.5	—	67.1
Other services	9.6	0.6	0.2	0.2	—	10.6
Midstream services	288.5	132.3	272.7	69.8	—	763.3
Gathering and transportation—related parties	122.7	—	80.6	—	—	203.3
Processing—related parties	108.6	—	48.4	—	—	157.0
NGL services—related parties	—	3.3	—	—	(3.3)	—
Crude services—related parties	—	—	1.5	14.9	—	16.4
Other services—related parties	0.5	—	—	—	—	0.5
Midstream services—related parties	231.8	3.3	130.5	14.9	(3.3)	377.2
Revenue from contracts with customers	1,394.6	3,501.2	1,297.7	2,745.3	(1,245.0)	7,693.8
Cost of sales	(753.9)	(3,158.7)	(744.0)	(2,596.4)	1,245.0	(6,008.0)
Operating expenses	(180.6)	(108.3)	(89.2)	(75.3)	—	(453.4)
Gain on derivative activity	—	—	—	—	5.2	5.2
Segment profit	$460.1	$234.2	$464.5	$73.6	$5.2	$1,237.6
Depreciation and amortization	$(216.2)	$(122.7)	$(178.1)	$(51.6)	$(8.7)	$(577.3)
Impairments	$(232.0)	$(24.6)	$—	$(109.2)	$—	$(365.8)
Goodwill	$—	$—	$190.3	$—	$1,119.9	$1,310.2
Capital expenditures	$249.4	$47.0	$412.5	$135.7	$5.3	$849.9
Total assets	$2,925.3	$2,347.9	$3,116.5	$959.3	$1,345.1	$10,694.1

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Year Ended December 31, 2017
Product sales	$325.0	$2,529.6	$128.8	$1,375.0	$—	$4,358.4
Product sales—related parties	500.3	45.0	349.4	0.8	(750.6)	144.9
Midstream services	116.3	220.6	155.0	60.4	—	552.3
Midstream services—related parties	424.3	136.4	241.6	17.4	(131.5)	688.2
Cost of sales	(772.3)	(2,618.1)	(522.9)	(1,330.3)	882.1	(4,361.5)
Operating expenses	(172.7)	(101.3)	(64.6)	(80.1)	—	(418.7)
Loss on derivative activity	—	—	—	—	(4.2)	(4.2)
Segment profit (loss)	$420.9	$212.2	$287.3	$43.2	$(4.2)	$959.4
Depreciation and amortization	$(215.2)	$(116.1)	$(156.6)	$(47.5)	$(9.9)	$(545.3)
Impairments	$—	$(0.8)	$—	$(16.3)	$—	$(17.1)
Goodwill	$232.0	$—	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$145.4	$75.1	$442.1	$79.1	$26.4	$768.1
Total assets	$3,094.8	$2,408.5	$2,836.7	$929.5	$1,268.3	$10,537.8

	Texas	Louisiana	Oklahoma	Crude and Condensate	Corporate	Totals
Year Ended December 31, 2016
Product sales	$237.2	$1,632.5	$48.5	$1,090.7	$—	$3,008.9
Product sales—related parties	287.6	57.8	120.4	1.5	(333.0)	134.3
Midstream services	104.2	215.4	82.2	65.4	—	467.2
Midstream services—related parties	439.3	95.8	185.9	18.9	(86.8)	653.1
Cost of sales	(483.4)	(1,729.0)	(184.9)	(1,038.0)	419.8	(3,015.5)
Operating expenses	(168.5)	(96.6)	(52.1)	(81.3)	—	(398.5)
Loss on derivative activity	—	—	—	—	(11.1)	(11.1)
Segment profit (loss)	$416.4	$175.9	$200.0	$57.2	$(11.1)	$838.4
Depreciation and amortization	$(196.9)	$(114.8)	$(140.6)	$(42.4)	$(9.2)	$(503.9)
Impairments	$(473.1)	$—	$—	$(93.2)	$(307.0)	$(873.3)
Goodwill	$232.0	$—	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$217.9	$79.1	$295.7	$74.3	$9.1	$676.1
Total assets	$3,142.6	$2,349.3	$2,524.5	$836.8	$1,422.7	$10,275.9

The following table reconciles the segment profits reported above to the operating income (loss) as reported on the consolidated statements of operations (in millions):

	Year Ended December 31,
	2018	2017	2016
Segment profit	$1,237.6	$959.4	$838.4
General and administrative expenses	(140.3)	(128.6)	(122.5)
Depreciation and amortization	(577.3)	(545.3)	(503.9)
Loss on disposition of assets	(0.4)	—	(13.2)
Impairments	(365.8)	(17.1)	(873.3)
Gain on litigation settlement	—	26.0	—
Operating income (loss)	$153.8	$294.4	$(674.5)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(16) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2018
Revenues	$1,761.7	$1,764.7	$2,114.3	$2,058.3	$7,699.0
Impairments	$—	$—	$24.6	$341.2	$365.8
Operating income (loss)	$105.3	$148.8	$89.8	$(190.1)	$153.8
Net income (loss) attributable to non-controlling interest	$44.7	$74.2	$37.3	$(175.8)	$(19.6)
Net income (loss) attributable to ENLC	$12.4	$28.0	$7.7	$(61.3)	$(13.2)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$0.07	$0.15	$0.04	$(0.34)	$(0.07)
Diluted common unit	$0.07	$0.15	$0.04	$(0.34)	$(0.07)

2017
Revenues	$1,321.9	$1,263.6	$1,397.9	$1,756.2	$5,739.6
Impairments	$7.0	$—	$1.8	$8.3	$17.1
Operating income	$56.5	$68.9	$72.1	$96.9	$294.4
Net income attributable to non-controlling interest	$11.2	$21.2	$17.9	$56.9	$107.2
Net income (loss) attributable to ENLC	$(1.9)	$5.9	$6.2	$202.6	$212.8
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.01)	$0.03	$0.03	$1.12	$1.18
Diluted common unit	$(0.01)	$0.03	$0.03	$1.11	$1.17

2016
Revenues	$889.7	$1,033.2	$1,104.6	$1,224.9	$4,252.4
Impairments	$873.3	$—	$—	$—	$873.3
Operating income (loss)	$(824.8)	$45.2	$65.9	$39.2	$(674.5)
Net income (loss) attributable to non-controlling interest	$(413.7)	$0.4	$10.4	$(25.3)	$(428.2)
Net income (loss) attributable to ENLC	$(457.6)	$0.8	$0.7	$(3.9)	$(460.0)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(2.56)	$0.01	$—	$(0.02)	$(2.56)
Diluted common unit	$(2.56)	$0.01	$—	$(0.02)	$(2.56)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(17) Supplemental Cash Flow Information

The following schedule summarizes cash paid for interest and income taxes, non-cash investing activities, and non-cash financing activities for the periods presented (in millions):

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2018	2017	2016
Cash paid for interest	$186.3	$165.9	$133.7
Cash paid (refunded) for income taxes	$2.2	$3.3	$(7.0)

Non-cash investing activities:
Non-cash accrual of property and equipment	$6.8	$(22.7)	$13.1
Discounted secured term loan receivable from contract restructuring	$47.7	$—	$—

Non-cash financing activities:
Installment payable, net of discount of $79.1 million (1)	$—	$—	$420.9
Non-cash issuance of common units (2)	$—	$—	$214.9
____________________________

(1)
ENLK incurred installment purchase obligations, net of discount, payable to the seller in connection with the EOGP assets. ENLK paid the second and final installments during January 2017 and 2018, respectively. See “Note 3—Acquisition” for further discussion.

(2)	Non-cash ENLC Common Units were issued as partial consideration for the acquisition of EOGP assets. See “Note 3—Acquisition” for further discussion.

(18) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other Current Assets:	December 31, 2018	December 31, 2017
Natural gas and NGLs inventory	$41.3	$30.1
Secured term loan receivable from contract restructuring, net of discount of $1.1	19.4	—
Prepaid expenses and other	13.5	11.1
Natural gas and NGLs inventory, prepaid expenses, and other	$74.2	$41.2

Other Current Liabilities:	December 31, 2018	December 31, 2017
Accrued interest	$37.5	$35.6
Accrued wages and benefits, including taxes	37.2	30.4
Accrued ad valorem taxes	28.1	27.8
Capital expenditure accruals	50.6	48.8
Onerous performance obligations	9.0	15.2
Other	85.8	65.1
Other current liabilities	$248.2	$222.9

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(19) Subsequent Events

The Merger

On October 21, 2018, ENLK, ENLC, the General Partner, the Managing Member, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC. As a result of the Merger:

•	Each issued and outstanding ENLK common unit (except for ENLK common units held by ENLC and its subsidiaries) has been converted into the right to receive 1.15 ENLC common units.

•	The General Partner’s incentive distribution rights in ENLK have been eliminated.

•
The Series B Preferred Units will continue to be issued and outstanding following the Merger, except that certain terms of the Series B Preferred Units have been modified pursuant to an amended partnership agreement of ENLK. See “Note 8—Certain Provisions of the Partnership Agreement” for additional information regarding the modified terms of the Series B Preferred Units.

•
ENLC issued to Enfield, the current holder of the Series B Preferred Units, for no additional consideration, ENLC Class C Common Units equal to the number of Series B Preferred Units held by Enfield immediately prior to the effective time of the Merger, in order to provide Enfield with certain voting rights with respect to ENLC. For each additional Series B Preferred Unit issued by ENLK in quarterly in-kind distributions, ENLC will issue an additional ENLC Class C Common Unit to the applicable holder of such Series B Preferred Unit. In addition, for each Series B Preferred Unit that is exchanged into an ENLC common unit, an ENLC Class C Common Unit will be canceled.

•	The Series C Preferred Units and all of ENLK’s senior notes continue to be issued and outstanding following the Merger.

•
All unit-based awards issued and outstanding immediately prior to the effective time of the Merger under the GP Plan have been converted into an award with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time, with certain adjustments to the performance-based vesting of terms of applicable awards related to the performance of ENLC.

•	ENLC assumed the outstanding debt under the Term Loan and ENLK became a guarantor thereof.

Consolidated Credit Facility

We refinanced our existing revolving credit facilities at ENLK and ENLC. As of December 31, 2018, we had a $1.5 billion facility at ENLK and a $250.0 million facility at ENLC. Following the Merger, we have combined these credit facilities into one $1.75 billion credit facility at ENLC, with respect to which ENLK is a guarantor.

On December 11, 2018, ENLC entered into the Consolidated Credit Facility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. At the closing of the Merger, ENLK became a guarantor under the Consolidated Credit Facility.

The Consolidated Credit Facility permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility.

The Consolidated Credit Facility includes procedures for additional financial institutions to become lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $2.25 billion for all commitments under the Consolidated Credit Facility.

The Consolidated Credit Facility will mature on January 25, 2024, unless ENLC requests, and the requisite lenders agree, to extend it pursuant to its terms. The Consolidated Credit Facility contains certain financial, operational, and legal covenants. The financial covenants are tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The financial covenants include (i) maintaining a ratio of consolidated EBITDA (as defined in the Consolidated

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Credit Facility, which term includes projected EBITDA from certain capital expansion projects) to consolidated interest charges of no less than 2.50 to 1.0 at all times prior to the occurrence of an investment grade event (as defined in the Consolidated Credit Facility) and (ii) maintaining a ratio of consolidated indebtedness to consolidated EBITDA of no more than 5.00 to 1.00. If ENLC consummates one or more acquisitions in which the aggregate purchase price is $50.0 million or more, ENLC can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters.

Borrowings under the Consolidated Credit Facility bear interest at ENLC’s option at the Eurodollar Rate (the LIBOR Rate) plus an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants governing the Consolidated Credit Facility, amounts outstanding under the Consolidated Credit Facility, if any, may become due and payable immediately.

At December 31, 2018, we were in compliance with and expect to be in compliance with the covenants in the Consolidated Credit Facility for at least the next twelve months.

Transfer of EOGP interest

On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership in exchange for 55,827,221 ENLK common units. EOGP is now a wholly-owned subsidiary of the Operating Partnership.

Reporting Segments

Effective January 1, 2019, we will report financial performance in four operating segments: Oklahoma, Permian, Louisiana and North Texas. Crude and Condensate operations will be combined regionally with natural gas and NGL operations in Oklahoma and Permian, and ORV operations will be included in the Louisiana segment.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2018), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted ASC 606. The adoption of this accounting standard had no impact on our operating income, results of operations, financial condition, or cash flows. While the adoption of ASC 606 did not materially affect our internal control over financial reporting, we did implement certain changes to our related revenue recognition control activities, including changes to our policies related to the revenue recognition model, training, ongoing contract review requirements, and gathering of information to comply with disclosure requirements. Furthermore, there has been no change in our internal control over financial reporting that occurred in the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We are managed by the board of directors and executive officers of the Managing Member. The Managing Member is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The Managing Member has a board of directors, and our common unitholders are not entitled to elect the directors or to participate directly or indirectly in our management or operations. Our operational personnel are employees of the Operating Partnership. References to our officers, directors, and employees are references to the officers, directors, and employees of the Managing Member or the Operating Partnership.

The following table shows information for the members of the board of directors (the “Board”) of the Managing Member immediately following the consummation of the Merger. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with EnLink Midstream Manager, LLC
Michael J. Garberding	50	President, Chief Executive Officer, and Director
Eric D. Batchelder	47	Executive Vice President and Chief Financial Officer
Benjamin D. Lamb	39	Executive Vice President and Chief Operating Officer
Alaina K. Brooks	44	Executive Vice President, Chief Legal and Administrative Officer, and Secretary
Barry E. Davis	57	Director and Executive Chairman
Kyle D. Vann (1)	71	Director and Member of the Audit, Conflicts, and Governance and Compensation (2) Committees
James C. Crain (1)	70	Director and Member of the Audit and Conflicts (2) Committees
Leldon E. Echols (1)	63	Director and Member of the Governance and Compensation and Audit (2) Committees
William J. Brilliant	43	Director and Member of the Governance and Compensation Committee
Matthew C. Harris	58	Director
William A. Woodburn	68	Director
Christopher Ortega	43	Director

(1) Independent director.
(2) Chairperson of committee.

Michael J. Garberding, President, Chief Executive Officer, and Director, joined the General Partner in February 2008 and was appointed as a director of the General Partner in January 2018. Mr. Garberding was appointed President and Chief Executive Officer effective January 2, 2018. Previously, Mr. Garberding served in the role of President and Chief Financial Officer from September 2016 to January 2018, in the role of Executive Vice President and Chief Financial Officer from January 2013 to September 2016, and in the role of Senior Vice President and Chief Financial Officer from August 2011 to January 2013. Mr. Garberding previously led our finance and business development organization from 2008 to 2011. Mr. Garberding has over 25 years of experience in finance and accounting. From 2002 to 2008, Mr. Garberding held various finance and business development positions at TXU Corporation, including assistant treasurer. In addition, Mr. Garberding worked at Enron North America as a Finance Manager and Arthur Andersen LLP as an Audit Manager. He received his Master of Business Administration from the University of Michigan in 1999 and his Bachelor of Business Administration in accounting from Texas A&M University in 1991. Mr. Garberding is currently a member of the American Heart Association. Mr. Garberding was selected to serve as a director due to, among other factors, his accounting and financial experience, his leadership skills, and his experience in the midstream industry.

Eric D. Batchelder, Executive Vice President and Chief Financial Officer, joined the General Partner in January 2018. Prior to joining the General Partner, Mr. Batchelder served five years as Managing Director, Energy Investment Banking at RBC Capital Markets. At RBC, he was responsible for maintaining key client relationships, strategic planning, and business development efforts for the bank’s midstream energy advisory business in the United States. Previously, Mr. Batchelder spent 10 years at Goldman Sachs & Co. Prior to that, he spent seven years at Arthur Andersen LLP. Mr. Batchelder has over 15 years of strategic M&A and capital markets experience in the energy sector. Mr. Batchelder is a Certified Public Accountant. He earned a Bachelor of Arts in economics from Middlebury College, a Master of Science in professional accounting from the University of Hartford, and a Master of Business Administration from The Tuck School of Business at Dartmouth.

Benjamin D. Lamb, Executive Vice President and Chief Operating Officer, joined the General Partner in December 2012. Mr. Lamb assumed his current role in June 2018, having previously served in a number of leadership roles for the General Partner, most recently as Executive Vice President—North Texas and Oklahoma from February 2018 to June 2018 and previously as Executive Vice President—Corporate Development, Senior Vice President—Finance and Corporate Development, and Vice President—Finance from December 2012 to February 2018. Prior to joining the General Partner, Mr. Lamb served as a Principal at the investment banking firm Greenhill & Co., which he joined in 2005. In that role, he focused on the evaluation and execution of mergers, acquisitions, and restructuring transactions for clients primarily in the midstream energy, power, and utility industries. Prior to joining Greenhill, he served as an investment banker at UBS Investment Bank in its Mergers and Acquisitions Group and in its Global Energy Group, and at Merrill Lynch in its Global Energy and Power Group. Mr. Lamb received his Bachelor of Business Administration from Baylor University in 2000.

Alaina K. Brooks, Executive Vice President, Chief Legal and Administrative Officer, and Secretary, joined the General Partner in 2008 and was appointed as a Director of the General Partner on January 25, 2019. Ms. Brooks has served in several legal roles for the General Partner, most recently as Senior Vice President, General Counsel and Secretary from September 2014 until June 2018 and as Deputy General Counsel until September 2014. In Ms. Brooks’ current role, she serves on our Executive Leadership Team and leads the legal, regulatory, public and industry affairs, environmental health and safety, and human resources functions. Before joining the General Partner in 2008, Ms. Brooks practiced law at Weil, Gotshal & Manges LLP and Baker Botts L.L.P., where she counseled clients on matters of complex commercial litigation, risk management, and taxation. Ms. Brooks is a licensed Certified Public Accountant and holds a Juris Doctor from Duke University School of Law and Bachelor of Science and Master of Science in accounting from Oklahoma State University.

Barry E. Davis, Director and Executive Chairman, led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which resulted in the formation of Crosstex Energy, Inc. Mr. Davis was appointed to Executive Chairman effective January 2, 2018. Previously, Mr. Davis served as Chairman and Chief Executive Officer from September 2016 until January 1, 2018 and as President and Chief Executive Officer from our formation until September 2016. Mr. Davis has served as a director since the initial public offering of Crosstex Energy, L.P. in December 2002. Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. Mr. Davis holds a Bachelor of Business Administration in Finance from Texas Christian University. Mr. Davis’s leadership skills and experience in the midstream natural gas industry, among other factors, led the Board to conclude that he should serve as a director and Executive Chairman.

Kyle D. Vann has served as a director of the Managing Member since January 2019 and served as a director of the General Partner from April 2016 until January 2019. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995-2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Currently, Mr. Vann continues to consult with Entergy and was an executive advisor to CCMP Capital Advisors, LLC from 2012-2017. He also serves on the boards of PQ Chemical and Legacy Reserves, Inc. (NASDAQ: LGCY). He also serves as a director on the Boards of Mars Hill Productions and Generous Giving, which are private, charitable non-profits. Mr. Vann graduated from the University of Kansas with a Bachelor of Science in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering (where he was a recipient of the Distinguished Engineering Service Award). Mr. Vann was selected to serve as a director due to his extensive experience in the energy industry and his business expertise, among other factors.

James C. Crain joined Crosstex Energy, Inc., the predecessor to ENLC, as a director in July 2006 and has served as a director of the Managing Member since March 2014. Mr. Crain retired as president of Marsh Operating Company in July 2013, where he worked since 1984 and currently serves as an advisor to Marsh Operating Company and is a private investor. In addition, Mr. Crain serves as a consultant for Yorktown Partners, LLC, an energy oriented private equity fund, where he advises certain portfolio companies in connection with their business activities. Prior to Marsh, he was a partner at the law firm of Jenkens & Gilchrist. Mr. Crain also serves on the board of Approach Resources, Inc. (NASDAQ: AREX). Mr. Crain served as a director of the General Partner from December 2005 to August 2008. He graduated from the University of Texas at Austin with a B.B.A. degree, a Master of Professional Accountancy, and a Doctor of Jurisprudence. Mr. Crain was selected to serve as a director due to his legal background and his experience in the oil and natural gas industry, among other factors.

Leldon E. Echols joined Crosstex Energy, Inc, the predecessor to ENLC, as a director in January 2008 and has served as a director of the Managing Member since March 2014. Mr. Echols served as a director of the General Partner from March 2014 until January 2019. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN) and HollyFrontier Corporation (NYSE: HFC), an independent petroleum refiner and marketer. Mr. Echols brings 30 years of financial and business experience to the Board. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm’s audit and business advisory practice in North Texas, Colorado, and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols previously served as a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science in accounting from Arkansas State University. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols was selected to serve as a director due to his accounting and financial experience and service as the chief financial officer for another public company, among other factors.

William J. Brilliant has served as a director of the Managing Member since July 2018 and served as a director of the General Partner from July 2018 until January 2019. Mr. Brilliant is a Partner and leader of GIP’s energy investment business. Mr. Brilliant is a member of GIP’s Investment and Operating Committees and has been a member of GIP’s investment team since 2007. Prior to joining GIP, he was an investment banker at Lehman Brothers. Mr. Brilliant currently serves on the Boards of Directors of Hess Midstream Partners GP LLC and Hess Infrastructure Partners. He previously served as a director of the general partner of Access Midstream Partners L.P. from June 2012 through July 2014. Mr. Brilliant holds a B.A. from the University of California at Los Angeles and an M.B.A. from the Wharton School of the University of Pennsylvania. He was selected to serve as a director due to, among other factors, his energy industry background, particularly his expertise in mergers and acquisitions.

Matthew C. Harris has served as a director of the Managing Member since July 2018 and served as a director of the General Partner from July 2018 until January 2019. Mr. Harris is a Founding Partner of GIP and works with GIP’s global energy industry investment team, including crude oil and refined product, natural gas, electricity, LNG, metals and mining, and petrochemicals.  He is a member of GIP’s Investment, Operating, and Portfolio Valuation Committees.  Mr. Harris has been intimately involved in GIP’s investment, management, and strategic activities since its formation in 2006.  He is a member of the Board of Directors of Freeport LNG, LLC and Hess Infrastructure Partners.  Prior to the formation of GIP in 2006, Mr. Harris was a Managing Director in the Investment Banking Division of Credit Suisse and Co-Head of the Global Energy Group and Head of the EMEA Emerging Markets Group.  Prior to his tenure at Credit Suisse, he was a senior member of the Mergers and Acquisitions Group at Kidder Peabody & Co. Incorporated.  Mr. Harris previously served as a director of the general partner of Access Midstream Partners L.P. from January 2010 through December 2013.  He holds a B.A. (cum laude) from the University of California at Los Angeles.  Mr. Harris was selected to serve as a director due to, among other factors, his investment and strategic experience, his leadership skills, and his experience in mergers and acquisitions.

William A. Woodburn has served as a director of the Managing Member since July 2018 and served as a director of the General Partner from July 2018 until January 2019. Mr. Woodburn is a Founding Partner of GIP and currently oversees GIP’s Operating Team.  He is a member of GIP’s Investment, Operating, and Portfolio Valuation Committees and serves as chairman of its Portfolio Committee.  Mr. Woodburn is a director of the following GIP portfolio companies: Gatwick Airport Limited and Competitive Power Ventures.  Prior to the formation of GIP in 2006, he was the President and Chief Executive Officer of GE Infrastructure.  From 2000 to 2001, Mr. Woodburn served as Executive Vice President and member of the Office of Chief Executive Officer at GE Capital and served as a member of the board of GE Capital.  From 1984 to 2000, he held several senior roles at GE, including President and Chief Executive Officer of GE Specialty Materials and Vice President of GE Lighting.  Prior to joining GE, Mr. Woodburn was an engagement manager at McKinsey & Company for four years, focusing on the energy and transportation industries, and he held process engineering and marketing positions at Union Carbide’s Linde Division for five years.  Mr. Woodburn previously served as a director of the general partner of Hess Midstream Partners, LP from 2015-2018, as a director of Naturgy SDG, S.A. (formerly Gas Natural SDG, S.A) from 2016-2018, and as a director of the general partner of Access Midstream Partners L.P. from 2010-2014. Mr. Woodburn holds M.S. and B.S. degrees in Engineering from Northwestern University and the U.S. Merchant Marine Academy, respectively.  He was selected to serve as a director due to, among other factors, his experience in the energy industry and his leadership skills.

Christopher Ortega has served as a director of the Managing Member since January 2019 and served as a Director of the General Partner from January 2016 until January 2019. Mr. Ortega is a Partner of TPG. He has over 15 years of experience in the energy sector and currently sits on the board of Jonah Energy, is a director of the general partner of Axip Energy Services, LP (formerly known as Valerus Compression Services, LP), and is a board observer on Great Western Petroleum. Mr. Ortega has previously served on the boards of AMCI Capital, Barra Energia, and Discovery DJ Holdings, amongst others. Mr. Ortega’s responsibilities encompass investment origination, structuring, execution, monitoring, and exit strategy. He has a particular focus on the upstream oil and gas, oilfield services, and midstream sectors. Prior to TPG Capital, Mr. Ortega was a director at First Reserve Corporation. Mr. Ortega received his Bachelor of Arts, magna cum laude, from Harvard University, he received a Master of Business Administration from Harvard Business School, and he graduated magna cum laude from Harvard Law School. Mr. Ortega was selected as a director pursuant to an amended and restated Board Representation Agreement entered among the Managing Member, ENLC, GIP III Stetson I, L.P., in its capacity as the sole member of the Managing Member, and TPG VII Management, LLC, an affiliate of Enfield, in connection with the closing of the Merger. Mr. Ortega brings to the Board investment, financial and industry experience.

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

For a director to be “independent” under the NYSE standards, the Board must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company, other than in his or her capacity as a director of the Company). In addition, the director must meet certain independence standards specified by the NYSE, including a requirement that the director was not employed by the Managing Member or engaged in certain business dealings with the Managing Member. Using these standards for determining independence, the Board has determined that Messrs. Vann, Crain, and Echols qualify as “independent” directors.

For the year ended December 31, 2018, Mary P. Ricciardello, who served on the Board until the closing of the GIP Transaction, and Rolf A. Gafvert, who served on the Board until the closing of the Merger, also each qualified as an independent director under NYSE standards.

In addition, the members of the Audit Committee of our Board each qualify as “independent” under special standards established by the Securities and Exchange Commission (“SEC”) for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules, including that the person meets the relevant definition of an “independent” director. Mr. Echols is an independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to their experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on such directors any duties, obligations, or liabilities that are greater than are generally imposed on them as members of the Audit Committee and the Board, and the designation of a director as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or the Board.

Board Committees

The Board established three standing committees in March 2014: the Audit Committee, the Conflicts Committee, and the Governance and Compensation Committee. Each member of the Audit Committee is an independent director in accordance with the NYSE standards described above. Each of the Board committees has a written charter approved by the Board. Copies of the charters and our Code of Business Conduct and Ethics are available to any person, free of charge, at our website: www.enlink.com.

The Audit Committee, comprised of Messrs. Echols (chair), Vann, and Crain, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, retention, compensation, and oversight of the work of our independent auditors.

The Conflicts Committee, comprised of Messrs. Crain (chair) and Vann, reviews specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee determines if the resolution of a conflict of interest is fair and reasonable to us. The members of the Conflicts Committee are not directors, officers, or employees of EnLink Midstream GP, LLC. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our Managing Member of any duties owed to us or our unitholders.

The Governance and Compensation Committee, comprised of Messrs. Vann (chair), Echols, and Brilliant, reviews matters involving governance, including assessing the effectiveness of current policies, monitoring industry developments, and overseeing certain compensation decisions as well as the compensation plans described herein.

Executive Sessions

The non-management directors meet in executive session without management participation at least quarterly. The non-management directors present at such executive sessions designate a director to preside at such meetings (the “Presiding Non-Management Director”). Unitholders or interested parties may communicate with non-management directors by sending written communications to the following address to the attention of the Presiding Non-Management Director: EnLink Midstream Manager, LLC, 1722 Routh St., Suite 1300, Dallas, Texas 75201.

Code of Ethics and Governance Guidelines

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all of our employees, officers, and directors with regard to company-related activities. The Code of Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. We also adopted governance guidelines that outline the important policies and practices regarding our governance and provide an effective framework for the functioning of our Board. A copy of the Code of Ethics and the Governance Guidelines are available to any person, free of charge, within the “Governance Documents” subsection of the “Corporate Governance” section of the investors section of our website at www.enlink.com. If any substantive amendments are made to the Code of Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to any of our executive officers and directors, we will disclose the nature of such amendment or waiver on our website. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Section 16(a)—Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and beneficial owners of more than 10% of our common units to file with the SEC reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Forms 3, 4, and 5 reports furnished to us and written representations from our directors and executive officers, we believe that during 2018, all of our directors, executive officers, and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them, other than one Form 4 for McMillan (Mac) Hummel, which form was due on July 20, 2018 but was filed ten days late, and one Form 4 for Goldman Sachs Group Inc., which form was due on August 27, 2018 but was filed 13 days late.

Item 11. Executive Compensation

Governance and Compensation Committee Report

Kyle D. Vann and Leldon E. Echols, who serve on the Governance and Compensation Committee, are independent directors in accordance with NYSE standards. The Governance and Compensation Committee has reviewed and discussed with management the following section titled “Compensation Discussion and Analysis.” Based upon its review and discussions, the Governance and Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the Members of the Governance and Compensation Committee:

Kyle D. Vann (Chairman)

William J. Brilliant

Leldon E. Echols

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

Overview

We do not directly employ any of the persons responsible for managing our business. The Managing Member manages our operations and activities, and the Board and officers make decisions on our behalf. The compensation of the named executive officers and directors of the Managing Member was determined by the Board upon the recommendation of the Governance and Compensation Committee. Our named executive officers also serve as named executive officers of EnLink Midstream GP, LLC, the General Partner. Therefore, the compensation of the named executive officers discussed below reflects total compensation for services with respect to us and all our subsidiaries. We pay or reimburse all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. For the periods prior to the Merger, we paid a monthly fee to the General Partner to cover our portion of administrative and compensation costs, including compensation costs relating to the named executive officers.

Based on the information that we track regarding the amount of time spent by each of our named executive officers on business matters relating to ENLC, we estimate that such officers devoted the following percentage of their time to the business of ENLK and ENLC for 2018:

Executive Officer	Percentage of Time Devoted to Business of ENLK	Percentage of Time Devoted to Business of ENLC
Michael J. Garberding	50%	50%
Benjamin D. Lamb (1)	70%	30%
Barry E. Davis	60%	40%
Eric Batchelder	60%	40%
Alaina K. Brooks (1)	70%	30%
McMillan Hummel (2)	90%	10%
____________________________

(1)
In June 2018, Mr. Lamb was promoted to Executive Vice President and Chief Operating Officer and Ms. Brooks was promoted to Executive Vice President, Chief Legal and Administrative Officer, and Secretary.

(2)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

Compensation Philosophy and Principles

Our executive compensation program is designed to attract, retain, and motivate highly qualified executives and align their individual interests with the interests of our unitholders. It is the Governance and Compensation Committee’s responsibility to design and administer compensation programs that achieve these goals, and to make recommendations to the Board to approve and adopt these programs. The total compensation of each of our executives is comprised of 60% equity-based awards issued under our long-term incentive plan, 20% annual bonus awarded under the Short-Term Incentive Program (the “STI Program”), and 20% base salary.

The Governance and Compensation Committee considers the following principles in determining the total compensation of the named executive officers:

•
Base salary, short-term incentives and long-term incentives should be competitive with the market in which we compete for executive talent in order to attract, retain, and motivate highly qualified executives;

•
Equity-based awards under the long-term incentive plans should represent a significant portion of the executive’s total compensation in order to retain and incentivize highly qualified executives and to ensure all executives have a meaningful equity stake in us. Equity-based awards foster a culture of ownership and are a way to align the interests of executives with those of our unitholders;

•
The compensation program should be sufficiently flexible to address special circumstances, including retention initiatives specifically targeted to retain highly qualified executives during challenging times; and

•	The compensation program should drive performance and reward contributions in support of our business strategies and achievements.

Compensation Methodology

The Governance and Compensation Committee annually reviews our executive compensation program and each individual element of compensation. The review includes an analysis of the compensation practices of other companies in our industry, the competitive market for executive talent, the evolving demands of the business, specific challenges that we may face, and individual contributions to us and the Managing Member. The Governance and Compensation Committee recommended to the Board adjustments to the compensation program and to each individual element as determined necessary to achieve our goals. The Governance and Compensation Committee retains compensation consultants to assist in its review and to provide input regarding the compensation program and each individual element.

Role of Compensation Consultant

The Governance and Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant to conduct a compensation review and advise the Governance and Compensation Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of the General Partner. In particular, Meridian assisted the Governance and Compensation Committee’s decision making with respect to named executive officers and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design and employment agreement design, providing competitive market studies, and informing the Governance and Compensation Committee about emerging best practices and changes in the regulatory and governance environment. Meridian provided information to the Governance and Compensation Committee regarding the compensation programs of ENLK and ENLC for 2018. Meridian’s work for the Governance and Compensation Committee did not raise any conflicts of interest in 2018.

Role of Peer Group and Benchmarking

For 2018, the Governance and Compensation Committee and Meridian collaborated to identify the following companies as our peer companies: Boardwalk Pipeline Partners, L.P., Buckeye Partners, L.P., Cheniere Energy, Inc., Enable Midstream Partners, LP, Energy Transfer Partners, L.P., Genesis Energy, L.P., HollyFrontier Corp., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK Inc., Targa Resources Corp., Andeavor (formerly Tesoro Corp.), and The Williams Cos. Inc. (the “Peer Group”). We believe the Peer Group is representative of the industry in which we operate. The individual companies were chosen based on a number of factors, including each company’s relative size/market capitalization, relative complexity of its business, similar organizational structure, competition for similar executive talent, and the roles and responsibilities of its named executive officers. The Governance and Compensation Committee considers the Peer Group companies annually, and historically there have been few changes from year to year. Companies are typically added or removed from the Peer Group as the result of a change in organizational structure or relative size/market capitalization as compared to us.

When evaluating annual compensation levels for each named executive officer, the Governance and Compensation Committee, with the assistance of Meridian, reviews compensation surveys and publicly available compensation data for executives in our Peer Group, including data on base salaries, annual bonuses, and long-term equity incentive awards. The Governance and Compensation Committee then uses that information to determine individual elements of compensation for the named executive officers in the context of their roles, levels of responsibility, accountability, and decision-making authority within our organization and in the context of company size relative to the other Peer Group members. In addition, Meridian has provided guidance on current industry trends and best practices to the Governance and Compensation Committee relating to all aspects of executive compensation.

While compensation surveys and Peer Group data are considered, the Governance and Compensation Committee does not attempt to set compensation elements to meet specific benchmarks. Accordingly, other subjective factors are also considered in setting compensation elements, including, but not limited to, (i) effort and accomplishment on a group and individual basis, (ii) challenges faced and challenges overcome, (iii) unique skills, (iv) contribution to the management team, (v) succession planning and retention of our executive officers, and (vi) the perception of both the Board and the Governance and Compensation Committee of our performance relative to expectations and actual market/business conditions.

Elements of Compensation

For fiscal year 2018, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	annual bonus awards;

•	long-term incentive plan equity awards;

•	retirement and health benefits; and

•	severance and change of control benefits.

The Governance and Compensation Committee reviews and makes recommendations regarding the mix of compensation, both among short- and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, annual bonus awards, long-term incentive plan equity awards, retirement and health benefits, severance and change of control benefits and perquisites and other compensation fit our overall compensation objectives. We believe this mix of compensation provides opportunities to align and drive performance of our named executive officers in support of our strategic objectives and to attract, retain, and motivate highly qualified talent with the skills and competencies that we require.

Base Salary. The Governance and Compensation Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, Peer Group data provided by Meridian, compensation surveys, and performance and responsibilities of the named executive officers. The base salaries paid to our named executive officers for fiscal year 2018 (and payable for fiscal 2019) are as follows:

	Prior Salary	Base Salary Effective For 2019	Percent Increase (Decrease)
Michael J. Garberding	$650,000	$675,000	3.8%
Benjamin D. Lamb (1)	$475,000	$491,625	3.5%
Barry E. Davis	$525,000	$425,000	(19.0)%
Eric D. Batchelder	$435,000	$450,225	3.5%
Alaina K. Brooks (1)	$425,000	$439,875	3.5%
McMillan Hummel (2)	$435,000	$—	(100.0)%
____________________________

(1)
In June 2018, Mr. Lamb was promoted to Executive Vice President and Chief Operating Officer and Ms. Brooks was promoted to Executive Vice President, Chief Legal and Administrative Officer, and Secretary.

(2)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

Bonus Awards. Prior to the closing of the Merger, the Board and the board of directors of the General Partner (the “GP Board”) (collectively, the “Legacy Boards”) along with the Governance and Compensation Committee and the Compensation Committee of the board of directors of the General Partner (the “GP Compensation Committee” and, together with the Governance and Compensation Committee, collectively, the “Legacy Compensation Committees”) oversaw our STI Program. For periods after the Merger, the responsibility of overseeing the STI Program will be undertaken by the Board and the Governance and Compensation Committee. All employees, including named executive officers, are eligible to receive annual bonuses under the STI Program. Bonuses awarded to employees and named executive officers under the STI Program are based on the achievement of certain metrics established to measure success and are subject to the discretion of, as applicable, the Legacy Boards or the Board (as applicable, the “STI Board”) and the Legacy Compensation Committees or the Governance and Compensation Committee (as applicable, the “STI Committee”).

The metrics employed by the STI Program contemplate that bonuses may be earned based primarily upon the achievement of certain core goals (collectively, the “Primary Bonus Components”), which may change from year-to-year. As reflected in the table below, a separate weighting is applied for each of the Primary Bonus Components. The Primary Bonus Components for 2018 and associated information are as follows:

Component	Description	Weighting
Financial	Adjusted EBITDA and cost management to maximize financial performance	50% Adjusted EBITDA 10% Cost management
Growth	Timely and cost-effective growth pursuant to the Strategic Plan and overarching direction	10%
Operational	Efficient use of systems, assets and equipment for meeting contractual obligations, driving customer service and maximizing cash flow	10%
People	Train and develop our workforce	10%
Environmental and Safety	Prevent safety incidents and improve safety compliance, operations, and training	10%

Each year, performance under the Primary Bonus Components will be measured, as applicable, on an interpolated “threshold/target/maximum” basis. Each year, a range of bonus pool values for the STI Program will be established to account for various levels of performance under the Primary Bonus Components, as applied on a weighted average basis. These bonus pool values are a framework and are subject to the application of the discretion of the STI Board and the STI Committee to determine the bonus amounts that are ultimately payable under the STI Program, including to the named executive officers, as further described below.

The STI Committee and the STI Board, with input from management, set the annual weightings for each Primary Bonus Component and any additional weightings that apply with respect to the features comprising a particular Primary Bonus Component. In addition, the STI Committee and the STI Board, with input from management, set, as applicable, the “threshold/target/maximum” standard that applies to the Primary Bonus Components. This standard is based on a number of considerations, including, but not limited to, reasonable market expectations, internal company forecasts, available growth opportunities, company performance, leading indicators, and industry standards.

The STI Board, based on recommendations of the STI Committee, initially establishes the target bonus awards that may be earned and ultimately determines the final bonus amounts, if any, that are payable under the STI Program for the named executive officers. Initial bonus award amounts for consideration by the STI Committee and the STI Board for the named executive officers will be established by multiplying (x) the relevant named executive officer’s target bonus percentage by (y) the relevant named executive officer’s base salary earnings (subject to certain adjustments to account for, among other things, mid-year changes in base salary or a mid-year hiring or termination) by (z) an achievement percentage for the relevant year.

The STI Committee believes that a portion of executive compensation for named executive officers must remain discretionary. Therefore, the STI Program contemplates that the STI Committee and the STI Board retain discretion with respect to target bonus awards and the final bonus amounts for named executive officers. In this regard, the STI Committee may exercise such discretion to recommend to the STI Board a reduction or increase of the target bonus or the final bonus amounts for a particular named executive officer to reward or address extraordinary individual performance, challenges, and opportunities not reasonably foreseeable at the beginning of a performance period, internal equities, and external competition or opportunities.

The final amount of bonus for each named executive officer was approved by the STI Board based upon the STI Committee’s recommendation and assessment of whether such officer met his or her performance objectives established at the beginning of the performance period. These performance objectives included the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer, and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives were reviewed and evaluated by the STI Committee as a whole. All named executive officers met or exceeded their minimum personal performance objectives for 2018. Accordingly, the STI Committee and the STI Board awarded bonuses to the named executive officers as follows:

	Target Bonus Percentage (as a % of Base Salary)	2018 Bonus (as a % of Base Salary)	2018 Bonus Amount ($)
Michael J. Garberding	100%	155%	1,009,247
Benjamin D. Lamb (1)	100%	140%	665,733
Barry E. Davis	95%	149%	784,367
Eric D. Batchelder	90%	129%	560,771
Alaina K. Brooks (1)	90%	110%	468,087
McMillan Hummel (2)	90%	83%	362,474
____________________________

(1)
In June 2018, Mr. Lamb was promoted to Executive Vice President and Chief Operating Officer and Ms. Brooks was promoted to Executive Vice President, Chief Legal and Administrative Officer, and Secretary. In association with a promotion, the target bonus percentage for Mr. Lamb increased from 90% to 100% and the target bonus percentage for Ms. Brooks increased from 60% to 90%.

(2)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

Target adjusted EBITDA is based upon a standard of reasonable market expectations and our performance and varies from year to year. For 2018, our adjusted EBITDA levels for bonuses were $955.4 million for minimum threshold bonuses, $1,022.9 million for target bonuses, and $1,105.8 million for maximum bonuses. For 2018, the STI Program provided for named executive officers to receive bonus payouts of 45% to 50% of base salary at the minimum threshold, 90% to 100% of base salary at the target level, and 180% to 200% of base salary at the maximum level.

Long-Term Incentive Plans. Prior to the Merger, our named executive officers and outside directors were eligible to participate in the EnLink Midstream GP, LLC Long-Term Incentive Plan (the “GP Plan”). Our named executive officers and outside directors are also eligible to participate in the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”). Finally, certain directors, officers, and employees participate, to the extent consistent with terms and agreed to in connection with the Business Combination, in the EnLink Midstream, LLC 2009 Long-Term Incentive Plan (the “2009 Plan”).

The Board, upon the recommendation of the Governance and Compensation Committee, approves the grants of equity awards to our named executive officers. The Governance and Compensation Committee believes that equity awards should comprise a significant portion of a named executive officer’s total compensation. A number of factors are considered when determining grants to each individual named executive officer including but not limited to: compensation surveys, Peer Group data, the named executive officer’s individual performance, company performance, market conditions, succession planning, retention, and other factors as determined by the Governance and Compensation Committee and/or the Board.

A discussion of each plan follows:

EnLink Midstream, LLC Long-Term Incentive Plans

2014 Plan. Employees, non-employee directors, and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan; however, the Governance and Compensation Committee determines which eligible individuals receive awards under the 2014 Plan, subject to the Board’s approval of awards to our named executive officers. The 2014 Plan is administered by the Governance and Compensation Committee and permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), DERs, unit awards, cash awards, and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in ENLC were initially reserved for issuance pursuant to awards under the 2014 Plan. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash, or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan. Of the 11,000,000 common units that may be awarded under the 2014 Plan, 6,746,890 common units remain eligible for future grants as of December 31, 2018. The long-term compensation structure of the 2014 Plan is intended to align the performance of participants with long-term performance for ENLC’s unitholders. The 2014 Plan was subsequently amended and restated (i) effective as of January 20, 2019 to increase the number of common units reserved for issuance thereunder to 17,700,000 units, and (ii) effective as of January 25, 2019 to reflect certain transactions described in the Merger Agreement including the inclusion of the Rollover Units among the common units available for issuance under the 2014 Plan.

The 2014 Plan, as currently amended and restated, will automatically expire on December 30, 2028. The Board may amend or terminate the 2014 Plan at any time, subject to any requirement of unitholder approval required by applicable law, rule, or regulation. The Governance and Compensation Committee may generally amend the terms of any outstanding award under the 2014 Plan at any time. However, no action may be taken by the Board or the Governance and Compensation Committee under the 2014 Plan that would materially and adversely affect the rights of a participant under a previously granted award without the participant’s consent.

The following forms of awards may be awarded under the 2014 Plan:

•
Options. The 2014 Plan permits the grant of options covering common units. These options are rights to purchase a specified number of common units of ENLC at a specified price. The exercise price of an option cannot be less than the fair market value per common unit on the date on which the option is granted and the term of the option cannot exceed ten years from the date of grant. Options granted will become exercisable on such terms as the Governance and Compensation Committee determines. The Governance and Compensation Committee will also determine the time or times at which, and the circumstances under which, an option may be exercised in whole or in part (including based on achievement of performance goals and/or future service requirements), the method of exercise, form of consideration payable in settlement, method by or forms in which common units will be delivered to participants, and whether or not an option will be in tandem with a UAR award. Under no circumstances will distributions or DERs be granted or made with respect to option awards. An option granted to an employee may consist of an option that complies with the requirements of Section 422 of the Internal Revenue Code (the “IRC”), referred to in the 2014 Plan as an “incentive unit option.” In the case of an incentive unit option granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of units, the exercise price of the option must be at least 110% of the fair market value per common unit on the date of grant and the term of the option cannot exceed five years from the date of grant.

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

•
Restricted Units. The 2014 Plan permits the grant of restricted units. A restricted unit is a grant of a common unit of ENLC subject to a substantial risk of forfeiture, restrictions on transferability, and any other restrictions determined by the Governance and Compensation Committee. The Governance and Compensation Committee may provide, in its discretion, that the distributions made by ENLC with respect to the restricted units will be subject to the same forfeiture and other restrictions as the restricted unit and, if so restricted, such distributions will be held, without interest, until the restricted unit vests or is forfeited with the unit distribution right being paid or forfeited at the same time, as the case may be. In addition, the Governance and Compensation Committee may provide that such distributions be used to acquire additional restricted units for the participant. Under no circumstances will DERs be granted or made with respect to restricted unit awards.

•
Restricted Incentive Units. The 2014 Plan permits the grant of restricted incentive units. These awards of restricted incentive units are rights that entitle the grantee to receive cash, common units of ENLC, or a combination of cash and common units of ENLC upon the vesting of such restricted incentive units. Restricted incentive units may be subject to restrictions, including a risk of forfeiture, as determined by the Governance and Compensation Committee. The

Governance and Compensation Committee may, in its sole discretion, grant DERs with respect to restricted incentive units. We intend for the issuance of the common units upon vesting of the restricted incentive units under the 2014 Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, under the current policy, 2014 Plan participants will not pay any consideration for the common units they receive, and ENLC will receive no remuneration for the units.

•
Distribution Equivalent Rights or DERs. The 2014 Plan permits the grant of DERs. DERs entitle a participant to receive cash or additional awards equal to the amount of any cash distributions made with respect to an ENLC common unit during the period the right is outstanding. DERs may be granted as a stand-alone award or with respect to awards other than restricted units, options, or UARs. Subject to Section 409A of the IRC, payment of a DER issued in connection with another award may be subject to the same vesting terms as the award to which it relates or different vesting terms, in the discretion of the Governance and Compensation Committee.

•	Unit Awards. The 2014 Plan permits the grant of unit awards, which are common units of ENLC that are not subject to vesting restrictions.

•	Cash Awards. The 2014 Plan permits the grant of cash awards, which are awards denominated and payable in cash.

•
Performance Awards. The 2014 Plan permits the grant of performance awards. Performance awards represent a participant’s right to receive an amount of cash, common units of ENLC, or a combination of both, contingent upon the annual attainment of specified performance measures within a specified period. The Governance and Compensation Committee or, if applicable, the special committee that is responsible for overseeing performance awards that are intended to satisfy certain requirements of Section 162(m) of the IRC (the “Section 162(m) Committee”), will determine the applicable performance period, the performance goals and such other conditions that apply to each performance award. As a result of tax reform that became effective on January 1, 2018, grants of performance awards made after November 2, 2017 will no longer be eligible to qualify as qualified performance-based compensation under Section 162(m) of the IRC, such that, it will not be necessary to utilize the Section 162(m) Committee with respect to such awards. However, it may be possible for performance awards that were outstanding as of November 2, 2017 to continue to qualify as qualified performance-based compensation for such purposes so long as the awards are not modified in any material respect after such date (and assuming that the awards otherwise satisfy any transition relief guidance issued by the Internal Revenue Service). Section 162(m) of the IRC generally limits the deductibility for federal income tax purposes of annual compensation paid to certain top executives of a company to $1 million per covered employee in a taxable year (except to the extent such compensation qualifies as (among other things) qualified performance-based compensation as of November 2, 2017 (and such compensation is not materially modified), for purposes of Section 162(m) of the IRC). Prior to the payment of any compensation based on the achievement of performance goals applicable to performance awards that were outstanding as of November 2, 2017 and remain intended to provide qualified performance-based compensation under Section 162(m) of the IRC, the Section 162(m) Committee must certify in writing that the applicable performance goals and any of the material terms thereof were, in fact, satisfied. For all other performance awards, this certification will be undertaken by the Governance and Compensation Committee.

Upon a change of control of us, the General Partner, or ENLC and except as provided in the applicable award agreement, the Governance and Compensation Committee may cause options and UAR grants to be vested, may cause change of control consideration to be paid in respect of some or all of such awards, or may make other adjustments (if any) that it deems appropriate with respect to such awards. With respect to other awards, upon a change of control of ENLC and except as provided in the award agreement, the Governance and Compensation Committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement, or the other terms of such awards. The closing of the GIP Transaction constituted a change of control for such purposes, and the terms and conditions of the performance-based restricted incentive unit awards provided for accelerated vesting upon such change of control. However, certain officers waived the accelerated vesting of their performance-based restricted incentive unit awards, such that the waived awards remain outstanding and subject to vesting based on the performance metrics and termination conditions specified in the applicable awards (as amended in connection with such waiver).

EnLink Midstream 2009 Long-Term Incentive Plan. The EnLink Midstream, LLC 2009 Long-Term Incentive Plan (the “2009 Plan”) Plan provides for the award of options, restricted units, restricted incentive units, and other awards (collectively, “Awards”). It is anticipated that no future Awards will be granted under the 2009 Plan. The Governance and Compensation Committee administers the 2009 Plan and has the authority to grant waivers of the applicable plan terms, conditions, restrictions, and limitations. As of December 31, 2018, no common units are reserved for issuance under the 2009 Plan. Only unexercised options are outstanding under the 2009 Plan.

The Governance and Compensation Committee may amend, modify, suspend, or terminate the 2009 Plan, except that no amendment that would impair the rights of any participant to any Award may be made without the consent of such participant, and no amendment requiring unitholder approval under any applicable legal requirements will be effective until such approval has been obtained.

EnLink Midstream GP, LLC Long-Term Incentive Plan. The General Partner adopted the GP Plan for employees, consultants, and independent contractors of the General Partner and its affiliates and outside directors of our Board who perform services for us. For the periods prior to the Merger, the GP Plan was administered by the GP Compensation Committee and permitted the grant of awards, which may be awarded in the form of restricted incentive units or options. No additional grants of equity awards will be made under the GP Plan for periods after the Merger. On May 9, 2013, ENLK’s unitholders approved the amendment and restatement of the GP Plan, which increased the number of common units representing limited partner interests in ENLK authorized for issuance under the GP Plan by 3,470,000 common units to an aggregate of 9,070,000 common units and made certain other technical amendments. Effective April 6, 2016, ENLK’s unitholders approved the amendment and restatement of the GP Plan, which increased the number of common units representing limited partner interests in ENLK authorized for issuance under the GP Plan by 5,000,000 common units to an aggregate of 14,070,000 common units and other technical changes. Of the 14,070,000 common units that may be awarded under the GP Plan as of December 31, 2018, 3,418,034 common units remained eligible for future grants. The long-term compensation structure of the GP Plan was intended to align the performance of participants with long-term performance for our unitholders. In addition, the 3,416,046 common units (denominated for purposes of this sentence as ENLC common units) that remained eligible for future grants under the GP Plan immediately prior to the effective time of the Merger (the “Rollover Units”) were included among the ENLC common units available for grant under the 2014 Plan. In determining this number of the Rollover Units (i.e., the 3,416,046 ENLC common units specified above), certain assumptions were made regarding the number of units issuable pursuant to any awards under the GP Plan that were outstanding immediately prior to the effective time of the Merger. For instance, it was assumed that performance metrics, as and when applicable under such awards, would be satisfied in the future at their maximum levels, thereby resulting in the greatest amount of units being issued pursuant to such awards.

Effective as of the closing of the Merger, each unit-based award issued and outstanding immediately prior to the effective time of the Merger under the GP Plan has been converted into an award with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time, with certain adjustments to the performance-based vesting terms for any applicable awards related to the performance of ENLC and ENLK (as further described below). In addition, as of the closing of the Merger (i) ENLC assumed all obligations in respect of the GP Plan, and (ii) the Governance and Compensation Committee (and the Board when applicable) became responsible for the administration of the GP Plan.

The GP Plan will automatically expire on March 3, 2026. For periods after the effective time of the Merger, the Board, in its discretion, may terminate or amend the GP Plan at any time. The Board or the Governance and Compensation Committee also has the right to alter or amend the GP Plan or any part of the GP Plan from time to time. In addition, the Governance and Compensation Committee may generally amend the terms of any outstanding award under the GP Plan at any time. However, the above actions may not be taken by the Board or the Governance and Compensation Committee without the participant’s consent if such actions would materially reduce the benefits of a participant under a previously granted award. It is anticipated that no future awards will be granted under the GP Plan.

The following forms of awards were awarded under the GP Plan:

•
Options. For periods preceding the effective time of the Merger, the GP Plan permits the grant of options covering ENLK common units. These options are rights to purchase a specified number of ENLK common units at a specified price. The exercise price of an option cannot be less than the fair market value per common unit on the date on which the option is granted and the term of the option cannot exceed ten years from the date of grant. Options granted become exercisable on such terms as the GP Compensation Committee determined. Under no circumstances will distributions or DERs (as defined below) be granted or made with respect to option awards. For periods after the effective time of the Merger, the ENLC common units to be delivered upon the exercise of an option may be common units acquired in the open market, common units already owned by any affiliate of us or ENLK, common units acquired directly from any affiliate of us or ENLK or from any other person, or any combination of the foregoing.

•
Restricted Incentive Units. For periods preceding the effective time of the Merger, the GP Plan permits the grant of restricted incentive units. These awards of restricted incentive units are rights that entitle the grantee to receive cash, common units, or a combination of cash and common units of ENLK upon the vesting of such restricted incentive units. The GP Compensation Committee determined the terms, conditions, and limitations applicable to any awards of restricted incentive units. Awards of restricted incentive units have a vesting period established in the sole discretion of the GP Compensation Committee, which could include, without limitation, vesting upon the achievement of specified performance goals. For periods after the effective time of the Merger, the ENLC common units to be delivered upon the vesting of restricted incentive units may be common units acquired in the open market, common units already owned by any affiliate of us or ENLK, common units acquired directly from any affiliate of us or ENLK or from any other person, or any combination of the foregoing. The GP Compensation Committee, in its discretion, could grant tandem distribution equivalent rights (“DERs”) with respect to restricted incentive units, which entitle a participant to receive cash or additional awards equal to the amount of any cash distributions made by ENLK with respect to a common unit during the period the DER is outstanding. The GP Compensation Committee could provide, in its discretion, that the DERs will be subject to the same forfeiture and other restrictions as a restricted incentive unit and, if so restricted, such distributions will be held, without interest, until the restricted incentive unit vests or is forfeited with the distribution being paid or forfeited at the same time, as the case may be. We intended for the issuance of the common units upon vesting of the restricted incentive units under the GP Plan to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation of the common units. Therefore, GP Plan participants do not pay any consideration for the common units they receive, and we have not received remuneration for the units issuable in respect of restricted incentive unit awards.

Upon a change of control for purposes of the GP Plan and subject to the terms and conditions of the applicable award agreements thereunder, the outstanding options may become exercisable and the outstanding restricted incentive units may become vested upon the change of control or a qualifying termination of employment thereafter. The closing of the GIP Transaction constituted a change of control for such purposes, and the terms and conditions of the performance-based restricted incentive unit awards provided for accelerated vesting upon such change of control. However, certain officers waived the accelerated vesting of their performance-based restricted incentive unit awards, such that, the waived awards remain outstanding and subject to vesting based on the performance metrics and termination conditions specified in the applicable awards (as amended in connection with such waiver).

Performance Unit Awards. Beginning in 2015, the Managing Member and the General Partner granted performance awards under the 2014 Plan and the GP Plan, respectively. The performance award agreements provide that the vesting of restricted incentive units granted under the GP Plan and the 2014 Plan is dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplate that the Peer Companies for an individual performance award (the “Subject Award”) are the companies comprising the Alerian MLP Index for Master Limited Partnerships (“AMZ”), excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units will vest based on the percentile ranking of the average of our and ENLK’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the effective time of the Merger, the performance metric for such performance awards was modified such that, the performance metric will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods after the effective time of the Merger.

At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of units ranges from 0% to 200% of the units granted depending on the EnLink TSR or ENLC TSR as compared to the Peer Companies on the vesting date. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of our common units and the designated Peer Companies securities; (iii) an estimated ranking of us among the designated Peer Companies; and (iv) the distribution yield. In connection with the GIP Transaction, certain outstanding performance unit agreements were modified to increase the minimum vesting of units from zero to 100% as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2018. The fair value of the unit on the date of grant is expensed over a vesting period of approximately three years.

The total value of the equity compensation granted to our executive officers generally has been awarded 50% in ENLK restricted incentive units and 50% in restricted incentive units of ENLC for fiscal year 2018. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions and change of ownership. For fiscal year 2018, the General Partner granted 226,181, 133,798, 97,592, 98,605, 45,544, and 70,630 performance and restricted incentive units to Messrs. Garberding, Lamb, Davis, Batchelder, and Hummel, and Ms. Brooks, respectively. In addition, for fiscal year 2018, the Managing Member granted 209,150, 125,979, 85,228, 90,763, 39,772 and 66,332 performance and restricted incentive units to Messrs. Garberding, Lamb, Davis, Batchelder, and Hummel and Ms. Brooks, respectively. All performance and restricted incentive units that we grant are charged against earnings according to ASC 718.

Anti-Hedging Policy.  Pursuant to ENLC’s insider trading policy, ENLC prohibits hedging of its securities by directors, officers, or employees and pledging of its securities as collateral by directors and executive officers.

Retirement and Health Benefits. All eligible employees are offered a variety of health and welfare and retirement programs. The named executive officers are generally eligible for the same programs on the same basis as other employees. ENLK maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2018, ENLK matched 100% of every dollar contributed for contributions of up to 6% of eligible compensation made by eligible participants plus a 2% non-discretionary contribution plus a discretionary profit sharing contribution (not to exceed the maximum amount permitted by law). The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses.

Perquisites. We generally do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax, and related expenses for membership in an industry-related private lunch club (totaling less than $2,500 per year per named executive officer).

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

The Agreements restrict the officers from competing with us, the Managing Member, the Operating Partnership, ENLK, the General Partner, and their respective affiliates and subsidiaries (the “Company Group”) during the term of employment. The Agreements also restrict the officers from disclosing confidential information of the Company Group and disparaging any member of the Company Group, in each case, during or after the term of their employment. In addition, the Agreements restrict the officers, both during their employment and for varying periods following the termination of employment, from (i) soliciting other employees to terminate their employment with any member of the Company Group or accept employment with a third party and (ii) diverting the business of a client or customer of any member of the Company Group or attempting to convert a client or customer of any member of the Company Group. The Agreements provide the Operating Partnership with equitable remedies and with the right to clawback benefits if the restrictions described in this paragraph are breached by the officer. In the event of a termination, the terminated employee is required to execute a general release of the Company Group in order to receive any benefits under the Agreements.

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

Potential Payments Upon a Change of Control

Under the Change in Control Agreements, if, within a period that begins 120 days prior to and ends 24 months following a change in control (as defined in the Change in Control Agreement), an officer’s employment is terminated without cause (as defined in the Change in Control Agreement) or is terminated by the officer for good reason (as defined in the Change in

Control Agreement), such officer will be entitled to the General Benefits, the Outplacement Benefits, the Medical Severance Benefit and the Severance Benefit; provided, however, that the Chief Executive Officer (“CEO”) and Executive Chairman would be entitled to three times the Severance Benefit, and the other officers would be entitled to two times the Severance Benefit. Other members of senior management do not receive an increase in the Severance Benefit if they are terminated in connection with a change in control.

In addition, the Agreements provide for the General Benefits upon the officer’s termination of employment due to his or her death or disability (as defined in the Agreements).

The Agreements provide that an officer may only become entitled to payments under the Severance Agreement or the Change in Control Agreement, but not under both Agreements. Upon execution of a Severance Agreement, the Severance Agreement will continue in effect until (i) the first anniversary of the execution date; provided that the term will be automatically renewed for additional one-year periods beginning on the day following the first anniversary of the execution date (each, a “Renewal Date”), unless the GP Board provides the officer with written notice (a “Non-Renewal Notice”) of the Operating Partnership’s election not to renew the term at least 30 days prior to any Renewal Date or (ii) the termination of the officer’s employment; provided that an officer’s employment may not be terminated by the Operating Partnership for any reason other than cause (as defined in the Severance Agreement) for the 90-day period that follows the termination of the Severance Agreement pursuant to a Non-Renewal Notice. Upon execution of a Change in Control Agreement, the Change in Control Agreement will continue in effect until (i) the applicable Renewal Date and be automatically renewed for additional one-year periods unless the GP Board provides the officer with a Non-Renewal Notice at least 90 days prior to any Renewal Date or (ii) the termination of the officer’s employment, except that a Change in Control Agreement may not be terminated for a period that begins 120 days prior to, and ends 24 months following, a change in control.

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

Upon a change of control, and except as provided in the award agreement, the applicable compensation committee may cause options and UAR grants to be vested, may cause change of control consideration to be paid in respect of some or all of such awards, or may make other adjustments (if any) that it deems appropriate with respect to such awards. With respect to other awards, upon a change of control and except as provided in the award agreement, the applicable compensation committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement, or the other terms of such awards.

The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2018 are set forth in the table in the section below entitled “Payments Upon Termination or Change in Control.”

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

Tax Considerations

We have structured the compensation program in a manner intended to be exempt from, or to comply with, Section 409A of the IRC. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A of the IRC, then the benefits are taxable in the first year they are not subject to a substantial risk of forfeiture. In such case, the service provider is subject to regular federal income tax, interest, and an additional federal excise tax of 20% of the benefit includible in income.

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Incentive Unit, and Performance Unit Awards ($)(5)	All Other Compensation ($)		Total ($)
Michael J. Garberding	2018	646,600	1,009,247	7,975,169	727,195	(6)	10,358,211
President and Chief Executive Officer	2017	500,000	500,000	2,147,374	396,190		3,543,564
	2016	462,885	416,000	3,409,650	376,304		4,664,839

Benjamin D. Lamb (2)	2018	447,500	665,733	4,272,801	703,111	(7)	6,089,145
Executive Vice President and Chief Operating Officer	2017	345,000	345,000	1,431,552	274,563		2,396,115
	2016	318,558	250,000	2,181,257	212,310		2,962,125

Barry E. Davis	2018	529,000	784,367	3,835,864	784,034	(8)	5,933,265
Executive Chairman of the Board	2017	695,000	960,000	4,533,371	565,075		6,753,446
	2016	660,000	650,000	2,498,230	570,612		4,378,842

Eric D. Batchelder	2018	399,200	560,771	3,133,675	304,836	(9)	4,398,482
Executive Vice President and Chief Financial Officer

Alaina K. Brooks (2)(3)	2018	393,300	468,087	2,410,163	204,661	(10)	3,476,211
Executive Vice President, Chief Legal and Administrative Officer, and Secretary

McMillan Hummel (4)	2018	258,100	362,474	1,522,802	2,273,947	(11)	4,417,323
Executive Vice President / Business Unit President	2017	415,192	415,000	1,550,909	322,421		2,703,522
	2016	390,000	225,000	1,092,502	317,871		2,025,373
____________________________

(1)
Bonuses include all annual bonus payments. For 2016, the named executive officers received bonuses in the form of equity awards that immediately vest. Such equity awards were allocated 50% in restricted incentive units of ENLK and 50% in restricted incentive units of ENLC. For 2017, the named executive officers received bonuses in the form of 25% cash and 75% equity awards that immediately vest. Such equity awards were allocated 50% in restricted incentive units of ENLK and 50% in restricted incentive units of ENLC. For 2018, the named executive officers received bonuses in the form of 50% cash and 50% equity awards that immediately vest. Such equity awards were entirely allocated in restricted incentive units of ENLC. Equity awards for 2016, 2017, and 2018 represent the grant date fair value of awards computed in accordance with ASC 718.

(2)
In June 2018, Mr. Lamb was promoted to Executive Vice President and Chief Operating Officer and Ms. Brooks was promoted to Executive Vice President, Chief Legal and Administrative Officer, and Secretary.

(3)	Ms. Brooks became a named executive officer in fiscal year 2018, and, therefore, summary compensation information is presented only for fiscal year 2018.

(4)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

(5)
The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11—Employee Incentive Plans” for the assumptions made in our valuation of such awards.

(6)
Amount of all other compensation for Mr. Garberding includes a matching 401(k) contribution of $18,500, a 401(k) non-discretionary contribution of $5,500, a 401(k) discretionary profit-sharing contribution of $6,600, DERs with respect to restricted incentive units of ENLK in the amount of $429,040, and DERs with respect to restricted incentive units of ENLC in the amount of $267,555.

(7)
Amount of all other compensation for Mr. Lamb includes a matching 401(k) contribution of $18,500, a 401(k) non-discretionary contribution of $5,500, a 401(k) discretionary profit-sharing contribution of $6,600, DERs with respect to restricted incentive units of ENLK in the amount of $414,345, and DERs with respect to restricted incentive units of ENLC in the amount of $258,166.

(8)
Amount of all other compensation for Mr. Davis includes a matching 401(k) contribution of $24,500, a 401(k) non-discretionary contribution of $5,500, a 401(k) discretionary profit-sharing contribution of $6,600, DERs with respect to restricted incentive units of ENLK in the amount of $468,090, and DERs with respect to restricted incentive units of ENLC in the amount of $279,344.

(9)
Amount of all other compensation for Mr. Batchelder includes a matching 401(k) contribution of $18,500, a 401(k) non-discretionary contribution of $5,500, a 401(k) discretionary profit-sharing contribution of $6,600, $140,644 toward moving expenses, DERs with respect to restricted incentive units of ENLK in the amount of $81,986, and DERs with respect to restricted incentive units of ENLC in the amount of $51,606.

(10)
Amount of all other compensation for Ms. Brooks includes a matching 401(k) contribution of $18,500, a 401(k) non-discretionary contribution of $5,500, a 401(k) discretionary profit-sharing contribution of $6,600, DERs with respect to restricted incentive units of ENLK in the amount of $105,752, and DERs with respect to restricted incentive units of ENLC in the amount of $68,309.

(11)
Amount of all other compensation for Mr. Hummel includes a matching 401(k) contribution of $22,551, $37,832 toward temporary housing expenses, DERs with respect to restricted incentive units of ENLK in the amount of $322,389, and DERs with respect to restricted incentive units of ENLC in the amount of $189,770. Mr. Hummel received $1,701,404 in connection with his departure.

CEO Pay Ratio

For fiscal year 2018, the annual total compensation for the President and Chief Executive Officer, Michael J. Garberding, was $10.4 million and for the median employee was $161,739. The resulting ratio of annual total compensation of the CEO to the annual total compensation of our median employee was 64:1. This pay ratio is a reasonable estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K. As a result of our methodology for determining the pay ratio, which is described below, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions or may make adjustments that we do not make. For 2018, the same median employee as 2017 was used to determine the pay ratio given that there has not been a material change to (i) the employee population, (ii) compensation arrangements believed to result in a significant change to the pay ratio, and (iii) the original median employee’s circumstances (e.g., a promotion or demotion). If one of the aforementioned material changes did occur, the same approach used to identify the median employee in 2017 would have been applied for 2018.

To determine the pay ratio, we first identified the median employee by examining 2017 W-2 Box 1 Federal Taxable Wages (the “Taxable Wages Measure”) for all of our employees, excluding the CEO, who were employed on December 31, 2017, the last business day of the 2017 fiscal year. We included all employees, whether employed as full-time, part-time, or on a seasonal basis, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2017. We use the Taxable Wages Measure because it is consistently applied for all employees and because we believe it reasonably reflects the annual compensation of our employees. After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology used for calculating the annual total compensation of our named executive officers as set forth in the 2018 Summary Compensation Table above.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in the section titled “Compensation Discussion and Analysis” and in the footnotes to such tables.

Grants of Plan-Based Awards for Fiscal Year 2018 Table

The following tables provide information concerning each grant of an award made to a named executive officer for fiscal year 2018, including, but not limited to, awards made under the GP Plan and the 2014 Plan

ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#) (1)	Target (#) (1)	Maximum (#)(1)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(4)
Michael J. Garberding	3/13/2018	—	—	—	49,716	(2)	775,570
	3/13/2018	49,716	49,716	99,432	—		1,386,579
	8/1/2018	—	—	—	109,718	(3)	1,750,002

Benjamin D. Lamb	3/13/2018	—	—	—	19,886	(2)	310,222
	3/13/2018	19,886	19,886	39,772	—		430,134
	8/1/2018	—	—	—	31,348	(3)	500,001
	8/1/2018	—	—	—	54,859	(3)	875,001

Barry E. Davis	3/13/2018	—	—	—	42,614	(2)	664,778
	3/13/2018	42,614	42,614	85,228	—		1,188,504

Eric D. Batchelder	3/13/2018	—	—	—	17,756	(2)	276,994
	3/13/2018	17,756	17,756	35,512	—		384,062
	8/1/2018	—	—	—	11,364	(3)	177,278
	8/1/2018	—	—	—	43,887	(3)	699,998

Alaina K. Brooks	3/13/2018	—	—	—	11,222	(2)	175,063
	3/13/2018	11,222	11,222	22,444	—		312,982
	8/1/2018	—	—	—	21,944	(3)	350,007
	8/1/2018	—	—	—	21,944	(3)	350,007

McMillan Hummel (5)	3/13/2018	—	—	—	19,886	(2)	310,222
	3/13/2018	19,886	19,886	39,772	—		430,134
____________________________

(1)
These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2021, recipients receive DERs, if any, with respect to the number of performance awards vested.

(2)
These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2021.

(3)
These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 50% on August 1, 2020 and 50% on August 1, 2021.

(4)
The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11—Employee Incentive Plans” for the assumptions made in our valuation of such awards.

(5)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

ENLINK MIDSTREAM GP, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#) (1)	Target (#) (1)	Maximum (#)(1)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(4)
Michael J. Garberding	3/13/2018	—	—	—	56,929	(2)	860,766
	3/13/2018	56,929	56,929	113,858	—		1,452,259
	8/1/2018	—	—	—	112,323	(3)	1,749,992

Benjamin D. Lamb	3/13/2018	—	—	—	22,772	(2)	344,313
	3/13/2018	22,772	22,772	45,544	—		438,133
	8/1/2018	—	—	—	32,092	(3)	499,993
	8/1/2018	—	—	—	56,162	(3)	875,004

Barry E. Davis	3/13/2018	—	—	—	48,796	(2)	737,796
	3/13/2018	48,796	48,796	97,592	—		1,244,786

Eric D. Batchelder	3/13/2018	—	—	—	20,332	(2)	307,420
	3/13/2018	20,332	20,332	40,664	—		391,188
	8/1/2018	—	—	—	13,012	(3)	196,741
	8/1/2018	—	—	—	44,929	(3)	699,994

Alaina K. Brooks	3/13/2018	—	—	—	12,850	(2)	194,292
	3/13/2018	12,850	12,850	25,700	—		327,804
	8/1/2018	—	—	—	22,465	(3)	350,005
	8/1/2018	—	—	—	22,465	(3)	350,005

McMillan Hummel (5)	3/13/2018	—	—	—	22,772	(2)	344,313
	3/13/2018	22,772	22,772	45,544	—		438,133
____________________________

(1)
These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2021, recipients receive DERs, if any, with respect to the number of performance awards vested.

(2)
These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2021.

(3)
These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 50% on August 1, 2020 and 50% on August 1, 2021.

(4)
The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11—Employee Incentive Plans” for the assumptions made in our valuation of such awards.

(5)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2018

The following tables provide information concerning all outstanding equity awards made to a named executive officer as of December 31, 2018, including, but not limited to, awards made under the 2014 Plan, the 2009 Plan and the GP Plan:

ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Unit Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Michael J. Garberding	2021	104,575	992,417	49,716	471,805
	2020	100,910	957,636	46,051	437,024
	2019	71,457	678,127	29,187	276,985
Benjamin D. Lamb (4)	2021	62,990	597,775	—	—
	2020	73,803	700,390	—	—
	2019	46,296	439,349	—	—
Barry E. Davis	2021	42,614	404,407	42,614	404,407
	2020	47,739	453,043	47,739	453,043
	2019	110,709	1,050,628	50,322	477,556
Eric D. Batchelder (4)	2021	51,064	484,597	—	—
	2020	21,943	208,239	—	—
Alaina K. Brooks	2021	33,166	314,745	11,222	106,497
	2020	30,738	291,704	8,794	83,455
	2019	14,286	135,574	14,286	135,574
McMillan Hummel (4)(5)	—	—	—	—	—
____________________________

(1)	Restricted incentive units vesting in 2019 vest on January 1, 2019. Restricted incentive units vesting in 2020 and 2021 vest on January 1st and August 1st of the relevant year, as applicable.

(2)	The closing price for the ENLC common units was $9.49 as of December 31, 2018.

(3)
Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%. Vesting of these awards on January 1, 2019 is contingent upon the EnLink TSR performance. For performance periods ending after January 1, 2019, vesting of these awards in the relevant year is contingent upon (i) the EnLink TSR performance measured against a peer group of companies in respect of periods preceding the effective time of the Merger and (ii) the TSR performance of ENLC measured against a peer group of companies in respect of periods after the effective time of the Merger.

(4)
In connection with the GIP Transaction, outstanding performance units held by certain executives who elected not to waive their rights to have such awards vest due to the closing of the GIP Transaction vested at 100%.

(5)
In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President. Pursuant to his departure, Mr. Hummel’s outstanding restricted incentive units vested and his outstanding performance units vested at 100% in 2018.

ENLINK MIDSTREAM GP, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Stock Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)
Michael J. Garberding	2021	113,091	1,245,132	56,929	626,788
	2020	101,572	1,118,308	45,411	499,975
	2019	82,712	910,659	33,784	371,962
Benjamin D. Lamb (4)	2021	66,899	736,558	—	—
	2020	74,400	819,144	—	—
	2019	53,588	590,004	—	—
Barry E. Davis	2021	48,796	537,244	48,796	537,244
	2020	51,241	564,163	51,241	564,163
	2019	128,145	1,410,876	58,248	641,310
Eric D. Batchelder (4)	2021	55,809	614,457	—	—
	2020	22,464	247,329	—	—
Alaina K. Brooks	2021	35,316	388,829	12,850	141,479
	2020	31,903	351,252	9,439	103,923
	2019	13,429	147,853	13,429	147,853
McMillan Hummel (4)(5)	—	—	—	—	—
____________________________

(1)	Restricted incentive units vesting in 2019 vest on January 1, 2019. Restricted incentive units vesting in 2020 and 2021 vest on January 1st and August 1st of the relevant year, as applicable.

(2)	The closing price for the ENLK common units was $11.01 as of December 31, 2018.

(3)
Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%. Vesting of these awards on January 1, 2019 is contingent upon the EnLink TSR performance. For performance periods ending after January 1, 2019, vesting of these awards in the relevant year is contingent upon (i) the EnLink TSR performance measured against a peer group of companies in respect of periods preceding the effective time of the Merger and (ii) the TSR performance of ENLC measured against a peer group of companies in respect of periods after the effective time of the Merger.

(4)
In connection with the GIP Transaction, outstanding performance units held by certain executives who elected not to waive their rights to have such awards vest due to the closing of the GIP Transaction vested at 100%.

(5)
In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President. Pursuant to his departure, Mr. Hummel’s outstanding restricted incentive units vested and his outstanding performance units vested at 100% in 2018.

Units Vested Table for Fiscal Year 2018

The following tables provide information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2018.

ENLINK MIDSTREAM, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting		Value Per Unit Realized on Vesting ($)	Total ($)
Michael J. Garberding	1/1/18	15,823		17.60	278,485
	1/22/18	15,823		18.75	296,681
	3/5/18	12,255		15.30	187,502

Benjamin D. Lamb	1/1/18	10,074		17.60	177,302
	1/22/18	10,074		18.75	188,888
	3/5/18	8,456		15.30	129,377
	4/1/18	3,556		14.65	52,095
	7/18/18	64,676	(1)	15.30	989,543

Barry E. Davis	1/1/18	27,690		17.60	487,344
	1/22/18	27,690		18.75	519,188
	3/5/18	23,529		15.30	359,994

Eric D. Batchelder	7/18/18	17,756	(1)	15.30	271,667

Alaina K. Brooks	1/1/18	4,030		17.60	70,928
	1/22/18	4,030		18.75	75,563
	3/5/18	5,352		15.30	81,886

McMillan Hummel (2)	1/1/18	12,658		17.60	222,781
	1/22/18	12,658		18.75	237,338
	3/5/18	10,172		15.30	155,632
	7/18/18	58,360	(1)	15.30	892,908
	8/2/18	84,527		17.35	1,466,543
____________________________

(1)
In connection with the GIP Transaction, outstanding performance units held by certain executives who elected not to waive their rights to have such awards vest due to the closing of the GIP Transaction vested at 100%.

(2)
In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President. Pursuant to his departure, Mr. Hummel’s outstanding restricted incentive units vested and his outstanding performance units vested at 100% in 2018.

ENLINK MIDSTREAM GP, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting		Value Per Unit Realized on Vesting ($)	Total ($)
Michael J. Garberding	1/1/18	17,532		15.37	269,467
	1/22/18	17,532		17.45	305,933
	3/5/18	12,669		14.80	187,501

Benjamin D. Lamb	1/1/18	11,695		15.37	179,752
	1/22/18	11,695		17.45	204,078
	3/5/18	8,742		14.80	129,382
	4/1/18	4,858		13.66	66,360
	7/18/18	69,354	(1)	14.93	1,035,455

Barry E. Davis	1/1/18	30,680		15.37	471,552
	1/22/18	30,680		17.45	535,366
	3/5/18	24,324		14.80	359,995

Eric D. Batchelder	7/18/18	20,332	(1)	14.93	303,557

Alaina K. Brooks	1/1/18	4,678		15.37	71,901
	1/22/18	4,678		17.45	81,631
	3/5/18	5,533		14.80	81,888

McMillan Hummel (2)	1/1/18	14,025		15.37	215,564
	1/22/18	14,025		17.45	244,736
	3/5/18	10,515		14.80	155,622
	7/18/18	65,931	(1)	14.93	984,350
	8/2/18	96,220		16.72	1,608,798
____________________________

(1)
In connection with the GIP Transaction, outstanding performance units held by certain executives who elected not to waive their rights to have such awards vest due to the closing of the GIP Transaction vested at 100%.

(2)
In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President. Pursuant to his departure, Mr. Hummel’s outstanding restricted incentive units vested and his outstanding performance units vested at 100% in 2018.

Payments Upon Termination or Change of Control

The following tables show potential payments that would have been made to the named executive officers as of December 31, 2018.

Named Executive Officer	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Michael J. Garberding	3,659,247	30,853	—	4,959,247	8,586,817
Benjamin D. Lamb	2,615,733	33,140	—	2,615,733	3,883,220
Barry E. Davis	2,881,867	33,678	—	3,905,617	7,498,086
Eric D. Batchelder	2,263,771	20,901	—	2,263,771	1,554,622
Alaina K. Brooks	2,133,087	30,853	—	2,133,087	2,348,739
McMillan Hummel (6)	—	—	—	—	—
____________________________

(1)
Each named executive officer is entitled to a lump sum amount equal to two times the Severance Benefit, the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if he or she is terminated without cause (as defined in the Severance Agreement) or if he or she terminates employment for good reason (as defined in the Severance Agreement), subject to compliance with certain non-competition and non-solicitation covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(2)
Each named executive officer is entitled to health care benefits equal to a lump sum payment of the estimated monthly cost of the benefits under COBRA for 18 months if he or she is terminated without cause (as defined in the applicable Severance Agreement or Change of Control Agreement (the “Applicable Agreement”) or if he or she terminates employment for good reason (as defined in the Applicable Agreement)).

(3)
Each named executive officer is entitled to his or her then current base salary up to the date of termination plus such other fringe benefits (other than any bonus, severance pay benefit, participation in the company’s 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination if he or she is terminated for cause (as defined in the Applicable Agreement) or he or she terminates employment without good reason (as defined in the Applicable Agreement). The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(4)
Each named executive officer is entitled to a lump sum payment equal to two times the Severance Benefit (three times in the case of the Chief Executive Officer and Executive Chairman), the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if he or she is terminated without cause (as defined in the Change of Control Agreement) or if he or she terminates employment for good reason (as defined in the Change of Control Agreement) within 120 days prior to or two years following a change in control (as defined in the Severance Agreement), subject to compliance with certain non-competition, non-solicitation, and other covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(5)
Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change of control (as defined under the long-term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2018.

(6)
In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President. Pursuant to his departure, Mr. Hummel received a cash payment of $1,701,404 related to his Severance Benefit, $362,474 related to his 2018 bonus, and accelerated vesting of outstanding equity awards valued at $3,075,342 as of the vesting date.

Compensation of Directors for Fiscal Year 2018

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards (1) ($)	All Other Compensation ($)(2)	Total ($)
James C. Crain	226,083	99,970	6,532	332,585
Leldon E. Echols	48,250	49,985	3,266	101,501
Rolf A. Gafvert (3)	203,125	99,970	6,532	309,627
Mary P. Ricciardello (4)	35,951	49,985	1,508	87,444
____________________________

(1)
Messrs. Crain, Echols, Gafvert, and Ms. Ricciardello were granted awards of restricted incentive units of ENLC on March 7, 2018 with a fair market value of $15.30 per unit and that will vest on March 7, 2019 in the following amounts, respectively: 6,534, 3,267, 6,534, and 3,267. Mr. Echols and Ms. Ricciardello were granted awards of restricted incentive units of ENLK on March 7, 2018 with a fair market value of $14.87 per unit and that will vest on March 7, 2019 in the following amounts, respectively: 3,741 and 3,741. The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11—Employee Incentive Plans” for the assumptions made in our valuation of such awards. At December 31, 2018, Messrs. Crain, Echols, Gafvert, and Ms. Ricciardello held aggregate outstanding restricted incentive unit awards, in the following amounts, respectively: 6,534, 3,267, 6,534, and 3,267. At December 31, 2018, Mr. Echols and Ms. Ricciardello held aggregate outstanding restricted units of ENLK in the following amounts, respectively: 3,741 and 3,741.

(2)	Other Compensation is comprised of DERs with respect to restricted incentive units.

(3)	In connection with the closing of the Merger, Mr. Gafvert departed from his position as a director.

(4)	In July 2018, Ms. Ricciardello departed from her position as a director. Pursuant to her departure, Ms. Ricciardello’s outstanding restricted incentive units vested in 2018.

Each director of the Managing Member who is not an employee of the Managing Member or GIP (or Devon, as applicable) is paid an annual retainer fee of $72,500 and equity compensation valued at $115,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting or each additional meeting that they attend. The respective chairs of each committee received the following annual fees for fiscal year ended 2018: Audit—$12,000, Governance and Compensation Committee and the GP Compensation Committee—$15,000 and Conflicts—$20,000. The respective members of each committee received the following annual fees for the fiscal year ended 2018: Audit—$17,500, Governance and Compensation Committee and the GP Compensation Committee—$7,500 and Conflicts—$15,000. Directors were also reimbursed for related out-of-pocket expenses. For directors that served on both the boards of EnLink Midstream GP, LLC and EnLink Midstream Manager, LLC, the above listed fees were allocated 50% to us and 50% to ENLK and equity grants are comprised of 50% of our units and 50% of ENLK’s units.

Michael J. Garberding and Barry E. Davis, as officers of the Managing Member, and William J. Brilliant, Matthew C. Harris, and William A. Woodburn, as officers of GIP, receive no separate compensation for their respective service as directors.

Governance and Compensation Committee Interlocks and Insider Participation

Our Governance and Compensation Committee is comprised of Kyle D. Vann (Chairman), William J. Brilliant, and Leldon E. Echols. As described elsewhere in this report, Mr. Brilliant is a partner of GIP and may have an interest in the transactions among GIP, ENLK, and us. Please see “Item 13. Certain Relationships and Related Party Transactions.”

Board Leadership Structure and Risk Oversight

The Board has no policy that requires that the positions of the Chairman of the Board (the “Chairman”) and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the composition, skills, and experience of the Board and its members, specific challenges faced by us or the industry in which we operate, and governance efficiency. Based on these factors, the Board determined that having Barry E. Davis serve as the Chief Executive Officer and Chairman up to January 2018 was in our best interest, and that such arrangement made the best use of Mr. Davis’ unique skills and experience in the industry. In January 2018, the Board appointed Mr. Davis to Executive Chairman and Mr. Garberding to President and Chief Executive Officer, thereby separating the positions of Chairman and Chief Executive Officer.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

EnLink Midstream, LLC Ownership

The following table shows the beneficial ownership of ENLC, as of February 13, 2019, held by:

•	each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;

•	all the directors of the Managing Member;

•	each named executive officer of the Managing Member; and

•	all the directors and executive officers of the Managing Member as a group.

The percentage of total common units of EnLink Midstream, LLC beneficially owned is based on a total of 554,907,586 units (including 244,664 restricted incentive units that are deemed beneficially owned and 68,027,996 common units, which reflects the as-exchanged amount of the 59,154,779 ENLC Class C Common Units held by Enfield) as of February 13, 2019. Enfield also holds 59,154,779 Series B Preferred Units. Following the closing of Merger, the Series B Preferred Units are no longer convertible into common units of ENLK and are exchangeable on a 1-for-1.15 basis (subject to certain adjustments) for common units of ENLC.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	ENLC Class C Common Units Beneficially Owned (2)	Percentage of ENLC Class C Common Units Beneficially Owned	Total Units Beneficially Owned (2)	Percentage of Total Units Beneficially Owned (4)
Global Infrastructure Investors III, LLC (5)	224,355,359	46.08%	—	—	224,355,359	40.43%
Enfield Holdings Advisors, Inc. (6)	—	—	59,154,779	100%	59,154,779	10.66%
Barry E. Davis (7)	2,679,249	*	—	—	2,679,249	*
Michael J. Garberding (8)	544,116	*	—	—	544,116	*
Eric D. Batchelder	24,950	*	—	—	24,950	*
Benjamin D. Lamb	242,288	*	—	—	242,288	*
Alaina K. Brooks (9)	48,626	*	—	—	48,626	*
McMillan (Mac) Hummel (10)	318,635	*	—	—	318,635	*
Kyle D. Vann	83,807	*	—	—	83,807	*
James C. Crain (11)	83,840	*	—	—	83,840	*
Leldon E. Echols	78,925	*	—	—	78,925	*
William J. Brilliant	—	*	—	—	—	*
Matthew C. Harris	—	*	—	—	—	*
William A. Woodburn	—	*	—	—	—	*
Christopher Ortega	—	*	—	—	—	*
All directors and executive officers as group (12 persons)	3,785,801	*	—	—	3,785,801	*
____________________________
* Less than 1%

(1)
The address of each person listed above is 1722 Routh Street, Suite 1300, Dallas, Texas 75201, except for (i) Global Infrastructure Investors III, LLC, whose address is 1345 Avenue of the Americas, 30th Floor, New York, New York 10105, (ii) Enfield, whose address is specified in footnote (6) below, and (iii) Chickasaw Capital Management, LLC, whose address is 6075 Poplar Avenue, Suite 720, Memphis, Tennessee, 38119.

(2)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of a security as to which that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of such security and as to which that person has the right to acquire beneficial ownership of such security within 60 days.

(3)	The percentages reflected in the column below are based on a total of 486,879,590 common units (including 244,664 restricted incentive units that are deemed beneficially owned).

(4)
The percentages reflected in the column below are based on a total of 554,907,586 common units, which includes the units described in (3) above, and 68,027,996 common units, which reflects the as-exchanged amount of the 59,154,779 ENLC Class C Common Units held by Enfield, which owns the same number of Series B Preferred Units. The Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. For this reason, the percentages in this column reflect the exchange of the Series B Preferred Units into ENLC common units. Upon any exchange of Series B Preferred Units into ENLC common units, an equal number of ENLC Class C Common Units will be cancelled.

(5)
GIP III Stetson II, L.P. (“Stetson II”) is the record holder of 115,495,669 ENLC Common Units, and GIP III Stetson I, L.P. (“Stetson I”) is the record holder of 108,859,690 ENLC Common Units. Global Infrastructure Investors III, LLC (“Global Investors”) is the sole general partner of Global Infrastructure GP III, L.P. (“Global GP”), which is the general partner of each of GIP III Stetson Aggregator I, L.P. (“Aggregator I”) and GIP III Stetson Aggregator II, L.P. (“Aggregator II”), which are the managing members of GIP III Stetson GP, LLC (“Stetson GP”), which is the general partner of Stetson I and Stetson II. As a result, Global Investors, Global GP, Aggregator I, Aggregator II, and Stetson GP may be deemed to share beneficial ownership of the ENLC Common Units owned by Stetson I and Stetson II.

(6)
Enfield Holdings Advisors, Inc. (“Enfield Holdings Advisors”) is the general partner of Enfield, which directly holds the 59,154,779 ENLC Class C Common Units and the 59,154,779 Series B Preferred Units. Affiliates of The Goldman Sachs Group, Inc. (“GS Group”) and affiliates of TPG own interests in Enfield Holdings Advisors. GS Group, Goldman Sachs & Co. LLC (“Goldman Sachs”), West Street International Infrastructure Partners III, L.P. (“WS International”), West Street European Infrastructure Partners III, L.P. (“WS European”), West Street Global Infrastructure Partners III, L.P. (“WS Global”), Broad Street Principal Investments, L.L.C. (“BS Principal”), West Street Energy Partners Offshore - B AIV-1, L.P. (“WS Offshore B”), West Street Energy Partners AIV-1, L.P. (“WS AIV”), West Street Energy Partners Offshore AIV-1, L.P. (“WS Offshore AIV”), West Street Energy Partners Offshore Holding - B AIV-1, L.P. (“WS Holdings B”), Broad Street Infrastructure Advisors III, L.L.C. (“BS Infrastructure”), Broad Street Energy Advisors AIV-1, L.L.C. (“BS Energy AIV,” and together with WS International, WS European, WS Global, BS Principal, WS Offshore B, WS AIV, WS Offshore AIV, WS Holdings B and BS Infrastructure, the “GS Entities”) are the direct or indirect beneficial owners of WSIP Egypt Holdings, LP (“WSIP”) and WSEP Egypt Holdings, LP (“WSEP,” and together with WSIP, GS Group, Goldman Sachs and the GS Entities, the “GS Parties”), which hold 100 shares of common stock, and have appointed one of the two directors, of Enfield Holdings Advisors. Additionally, as of February 1, 2019, 695,632 Common Units have been acquired by Goldman Sachs or another wholly-owned broker or dealer subsidiary of GS Group in ordinary course trading activities, and 3,186 Common Units are held in client accounts with respect to which Goldman Sachs or another wholly-owned subsidiary of GS Group or their employees have investment discretion. Goldman Sachs is a direct and indirect wholly-owned subsidiary of GS Group. The GS Entities, of which affiliates of GS Group are the general partner, managing general partner or investment manager, share voting and investment power with certain of its respective affiliates. David Bonderman and James G. Coulter are sole shareholders of TPG Advisors VII, Inc. (together with the GS Parties and Messrs. Bonderman and Coulter, the “GS and TPG Parties”), which holds 100 shares of common stock, and has appointed one of the two directors, of Enfield Holdings Advisors. Because of the relationship between the GS and TPG Parties and Enfield, the GS and TPG Parties may be deemed to beneficially own the securities reported herein to the extent of the greater of their respective direct or indirect pecuniary interests in the profits or capital accounts of Enfield. The business address of the GS Parties is 200 West Street, New York, NY 10282. The address of TPG Advisors VII, Inc. and Messrs. Bonderman and Coulter is 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102.

(7)
Includes 2,555,842 ENLC common units owned of record by Mr. Davis and 123,407 restricted incentive units that are deemed beneficially owned. Of these common units of the Company owned, 964,724 are held by MK Holdings, LP, a family limited partnership, which Mr. Davis controls, and Mr. Davis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(8)	Includes 472,540 common units owned of record by Mr. Garberding and 71,576 restricted incentive units that are deemed beneficially owned.

(9)	Includes 17,351 common units owned of record by Ms. Brooks and 31,275 restricted incentive units that are deemed beneficially owned.

(10)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

(11)
Of these common units of the Company, 1,000 are held by the James C. Crain Trust, Mr. James C. Crain as trustee, for the benefit of Mr. Crain’s children, and Mr. Crain disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

EnLink Midstream Partners, LP Ownership

The following table shows the beneficial ownership of units of ENLK as of February 13, 2019, held by:

•	each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;

•	all the directors of the Managing Member;

•	each named executive officer of the Managing Member; and

•	all the directors and executive officers of the Managing Member as a group.

On January 25, 2019, ENLK completed the Merger, pursuant to which each issued and outstanding ENLK common unit (except for ENLK common units held by ENLC and its subsidiaries) have been converted into the right to receive 1.15 ENLC common units.

The percentage of total units beneficially owned is based upon a total of 144,535,672 common units as of February 13, 2019. All of the ENLK common units are held by ENLC. Prior to the closing of the Merger, the Series B Preferred Units were convertible into common units of ENLK. Following the closing of Merger, the Series B Preferred Units are no longer convertible into common units of ENLK and are exchangeable on a 1-for-1.15 basis (subject to certain adjustments) for common units of ENLC. Therefore, the Series B Preferred Units are not factored into the percentage ownership calculations. Series C Preferred Units are perpetual preferred units that are not convertible into common units and therefore are not factored into the percentage ownership calculations. None of the named beneficial owners set forth in the table below owns any of the 59,154,779 Series B Preferred Units or the 400,000 outstanding Series C Preferred Units as of February 13, 2019.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned
Barry E. Davis	—	—%
Michael J. Garberding	—	—%
Eric D. Batchelder	—	—%
Benjamin D. Lamb	—	—%
Alaina K. Brooks	—	—%
McMillan Hummel (3)	—	—%
Kyle D. Vann	—	—%
James C. Crain	—	—%
Leldon E. Echols	—	—%
William J. Brilliant	—	—%
Matthew C. Harris	—	—%
William A. Woodburn	—	—%
Christopher Ortega	—	—%
All directors and executive officers as a group (12 persons)	—	—%
____________________________

(1)	The address of each person listed above is 1722 Routh Street, Suite 1300, Dallas, Texas 75201.

(2)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of a security as to which that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of such security and as to which that person has the right to acquire beneficial ownership of such security within 60 days.

(3)	In August 2018, Mr. Hummel departed from his position as Executive Vice President / Business Unit President.

Beneficial Ownership of General Partner Interest

The General Partner owns all of ENLK’s general partner interest and is wholly-owned by ENLC.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	2,846,409	(2)	N/A	6,746,890
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
____________________________

(1)
Our 2014 Long-Term Incentive Plan was approved by our unitholders in March 2014 for the benefit of our officers, employees, and directors. See “Item 11—Executive Compensation—Compensation Discussion and Analysis.” The plan, as amended, provides for the issuance of a total of 11,000,000 common units under the plan.

(2)
The number of securities includes 2,425,867 restricted units that have been granted under our long-term incentive plan that have not vested. In addition, the number of securities includes 418,149 performance unit awards granted under the plan, assuming the target distribution at the time of vesting. Actual issuance of these performance unit awards may range from 0% to 200% of the target distribution depending on performance actually attained.

Item 13. Certain Relationships and Related Transactions and Director Independence

Relationship with EnLink Midstream Partners, LP

As of December 31, 2018, we indirectly owned 88,528,451 common units, representing an approximate 21.4% limited partner interest, of ENLK, the general partner interest in ENLK, and the incentive distribution rights in ENLK. Through our ownership of the General Partner, we have the power to appoint all of the officers and directors of the General Partner and to manage and operate ENLK and effectively to veto some of the ENLK’s actions. We pay ENLK a fee for administrative and compensation costs incurred by ENLK on our behalf.

In connection with the Merger, we issued 304,822,035 common units to acquire all of the outstanding ENLK common units not previously owned by us. As of the closing date of the Merger, the price of our common units was $10.53 per unit.

Relationship with GIP

We are managed by our Managing Member, which is wholly-owned by GIP. Therefore, GIP controls us and our ability to manage and operate our business. Additionally, three of our directors, William J. Brilliant, Matthew C. Harris, and William A. Woodburn are officers of GIP. Those individuals do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the indemnification agreements as described below. Refer to “Item 8. Financial Statements and Supplementary Information—Note 5—Related Party Transactions for additional information.

Related Party Transactions

Refer to “Item 8. Financial Statements and Supplementary Information—Note 5—Related Party Transactions” for information about our related party transactions, including commercial agreements with Devon.

Office Leases

In March 2014, we entered into three office lease agreements with a wholly-owned subsidiary of Devon pursuant to which we lease office space at Devon’s Bridgeport, Oklahoma City, and Cresson office buildings. We had rent payable to Devon under these lease agreements of $102,000, $18,000, and $33,000, respectively, for the period of January 1, 2018 to July 18, 2018.

Certain Relationships

From time to time, we may do business with other companies affiliated with TPG, which holds an interest in Enfield, the beneficial owner of ENLK’s Series B Preferred Units, or with Natural Resources XI, L.P., Marathon Petroleum Corporation, or Kinder Morgan, Inc., our joint venture partners in the Delaware Basin JV, Ascension JV, and Cedar Cove JV, respectively. We believe that any such arrangements have been or will be conducted on an arms-length basis.

Indemnification of Directors and Officers

We have entered into indemnification agreements (the “Indemnification Agreements”) with each of the Managing Member’s directors and executive officers (collectively, the “Indemnitees”). Under the terms of the Indemnification Agreements, we agree to indemnify and hold each Indemnitee harmless, subject to certain conditions, from and against any and all losses, claims, damages, liabilities, judgments, fines, taxes (including ERISA excise taxes), penalties (whether civil, criminal, or other), interest, assessments, amounts paid or payable in settlements, or other amounts (collectively, “losses”) and expenses (as defined in the Indemnification Agreements) arising from any and all threatened, pending, or completed claims, demands, actions, suits, proceedings, or alternative dispute mechanisms, whether civil, criminal, administrative, arbitrative, investigative, or other, whether made pursuant to federal, state, or local law, whether formal or informal, and including appeals (a “proceeding”), in which the Indemnitee may be involved, or is threatened to be involved, as a party, a witness, or otherwise, including any inquiries, hearings, or investigations that the Indemnitee determines might lead to the institution of any proceeding, related to the fact that Indemnitee is or was a director, manager, or officer of us, the General Partner, or the Managing Member or is or was serving at the request of us, the General Partner, or the Managing Member as a manager, managing member, general partner, director, officer, fiduciary, trustee, or agent of any other entity, organization, or person of any nature, including service with respect to employee benefit plans, or by reason of an action or inaction by Indemnitee in any such capacity on behalf of, for the benefit of, or at the request of us, the General Partner, or the Managing Member. We have also agreed to advance the expenses of an Indemnitee relating to the foregoing. To the extent that a change in the laws of the State of Delaware permits greater indemnification under any statute, agreement, organizational document, or governing document than would be afforded under the Indemnification Agreements as of the date of the Indemnification Agreements, the Indemnitee shall enjoy the greater benefits so afforded by such change.

Approval and Review of Related Party Transactions

Our policies and procedures for the review, approval, or ratification of transactions with “related persons” are contained in our Code of Business Conduct and Ethics (the “Code of Ethics”) as well as our operating agreement. Pursuant to our Code of Ethics, the Audit Committee of the Board must approve any transaction, arrangement, or relationship, or any series of similar transactions, arrangements, or relationships, in which we or any of our subsidiaries is or will be a participant, the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, and any director, executive officer, equity holder owning more than 5% of any class of ENLC’s securities, or any immediate family member of any of the foregoing has or will have a direct or indirect interest.

Whenever a conflict arises between the Managing Member or its affiliates, on the one hand, and ENLC and certain of its affiliates, on the other hand, the Managing Member will resolve that conflict in accordance with the provisions of our operating agreement. The Managing Member is authorized but not required in connection with its resolution of such conflict of interest to seek approval of a majority of the members of the Conflicts Committee of the Board or the approval of a majority of the unitholders (excluding units owned by the Managing Member and its affiliates). Any resolution, course of action, or transaction receiving approval of a majority of the members of the Conflicts Committee of the Board or approval of a majority of the unitholders (excluding units owned by the Managing Member and its affiliates) will be conclusively deemed to be approved by ENLC and all of its members.

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2018, 2017, and 2016, review of our internal control procedures for the fiscal years ended December 31, 2018, 2017, and 2016, and the reviews of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $0.3 million. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services in connection with the audit or review of our financial statements for the fiscal years ended December 31, 2018, 2017, and 2016 that were not included in the audit fees listed above.

Tax Fees

KPMG did not perform any tax related services for the years ended December 31, 2018, 2017, and 2016, except for certain tax related services in the amount of $17.5 thousand for the year ended December 31, 2018 for the preparation of calculations under Internal Revenue Code Section 280G, Golden Parachute Payments, in connection with Mr. Hummel’s departure from his position as Executive Vice President / Business Unit President in August 2018.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” for the fiscal years ended December 31, 2018, 2017, and 2016.

Audit Committee Approval of Audit and Non-Audit Services

All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between meetings of the Audit Committee, provided that the additional services do not affect KPMG’s independence under applicable Securities and Exchange Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting. For the year ended December 31, 2018, the

Audit Committee of the Board pre-approved KPMG providing certain tax related services in the amount of $17.5 thousand for the preparation of calculations under Internal Revenue Code Section 280G, Golden Parachute Payments, in connection with Mr. Hummel’s departure from his position as Executive Vice President / Business Unit President in August 2018.

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
TOM-STACK Securities Purchase Agreement, dated as of December 6, 2015, among Tall Oak Midstream, LLC, FE-STACK, LLC, TOM-STACK Holdings, LLC, TOM-STACK, LLC, EnLink TOM Holdings, LP and EnLink Midstream, LLC and, solely for purposes of Section 6.19 thereof, EnLink Midstream Partners, LP (incorporated by reference to Exhibit 2.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated December 6, 2015, filed with the Commission on December 7, 2015, file No. 001-36340).

2.2	**	—
TOMPC Securities Purchase Agreement, dated as of December 6, 2015, among TOMPC LLC, Tall Oak Midstream, LLC, EnLink TOM Holdings, LP, and EnLink Midstream, LLC and, solely for purposes of Section 6.19 thereof, EnLink Midstream Partners, LP (incorporated by reference to Exhibit 2.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated December 6, 2015, filed with the Commission on December 7, 2015, file No. 001-36340).

2.3	**	—
Agreement and Plan of Merger, dated as of October 21, 2018, by and among EnLink Midstream, LLC, EnLink Midstream Manager, LLC, NOLA Merger Sub, LLC, EnLink Midstream Partners, LP, and EnLink Midstream GP, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated October 21, 2018, filed with the Commission on October 22, 2018, file No. 001-36336).

3.1		—
Certificate of Formation of EnLink Midstream, LLC (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, filed with the Commission on November 20, 2013, file No. 333-192419).

3.2		—
Certificate of Amendment to Certificate of Formation of EnLink Midstream, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to our Registration Statement on Form S-4, filed with the Commission on January 21, 2014, file No. 333-192419).

3.3		—
Second Amended and Restated Operating Agreement of EnLink Midstream, LLC, dated as of January 25, 2019 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

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
Certificate of Amendment to the Certificate of Formation of EnLink Midstream GP, LLC (incorporated by reference to Exhibit 3.12 to EnLink Midstream Partners, LP’s Registration Statement on Form S-3, filed with the Commission on March 10, 2014, file No. 333-194465).

3.9		—
Fourth Amended and Restated Limited Liability Company Agreement of EnLink Midstream GP, LLC, dated as of July 18, 2018 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36336).

3.10		—
Certificate of Limited Partnership of EnLink Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to EnLink Midstream Partners, LP’s Registration Statement on Form S-1, filed with the Commission on August 7, 2002, file No. 333-97779).

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
Tenth Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP, dated as of January 25, 2019 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

4.1	—
Registration Rights Agreement, dated as of March 7, 2014, by and among Devon Gas Services, L.P., EnLink Midstream, LLC and, pursuant to a joinder thereto, dated as of July 18, 2018, GIP III Stetson II, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2014, filed with the Commission on March 11, 2014, file No. 001-36336).

4.2	—
Amended and Restated Registration Rights Agreement, dated as of January 25, 2019, by and between EnLink Midstream, LLC and Enfield Holdings, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

4.3	—
Registration Rights Agreement, dated as of January 7, 2016, by and among EnLink Midstream, LLC, Tall Oak Midstream, LLC and FE-STACK, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 7, 2016, filed with the Commission on January 12, 2016, file No. 001-36336).

4.4	—	Specimen Certificate representing common units (incorporated by reference to Exhibit 5 to our Registration Statement on Form 8-A, filed with the Commission on March 6, 2014, file No. 001-36336).
4.5	—
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

4.8	—
Third Supplemental Indenture, dated as of May 12, 2015, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated May 7, 2015, filed with the Commission on May 12, 2015, file No. 001-36340).

4.9	—
Fourth Supplemental Indenture, dated as of July 14, 2016, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated July 11, 2016, filed with the Commission on July 14, 2016, file No. 001-36340).

4.10	—
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

10.3	—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36336).

10.4	†	—
EnLink Midstream GP, LLC Long-Term Incentive Plan, as amended and restated January 25, 2019 (the “GP Plan”) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated January 28, 2019, filed with the Commission on January 28, 2019, file No. 333-229393).

10.5	†	—
EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated January 25, 2019 (the “2014 Plan”) (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 dated January 28, 2019, filed with the Commission on January 28, 2019, file No. 333-229393).

10.6	†*	—	Form of Amended Performance Conditions for Certain Performance Unit Agreements made under the GP Plan and 2014 Plan, effective as of January 25, 2019.
10.7	†	—
Form of Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated October 31, 2014, filed with the Commission on November 3, 2014, file No. 001-36340).

10.8		—
Form of Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated June 12, 2015, filed with the Commission June 15, 2015, file No. 001-36340).

10.9		—
Revolving Credit Agreement, dated as of December 11, 2018, by and among EnLink Midstream, LLC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2018, filed with the Commission on December 12, 2018, file No. 001-36336).

10.10		—
Term Loan Agreement, dated as of December 11, 2018, by and among EnLink Midstream Partners, LP, Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2018, filed with the Commission on December 12, 2018, file No. 001-36336).

10.11		—
Guaranty Agreement, dated as of January 25, 2019, by EnLink Midstream Partners, LP in favor of Bank of America, N.A., as Administrative Agent, for the ratable benefit of the lenders from time to time party to the Revolving Credit Agreement, dated as of December 11, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

10.12		—
New Borrower Joinder and Assumption Agreement, dated January 25, 2019, by EnLink Midstream, LLC and EnLink Midstream Partners, LP in favor of Bank of America, N.A., as Administrative Agent, and the lenders from time to time party to the Term Loan Agreement, dated as of December 11, 2018 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

10.13		—
Guaranty Agreement, dated as of January 25, 2019, by EnLink Midstream Partners, LP in favor of Bank of America, as Administrative Agent, for the ratable benefit of the lenders from time to time party to the Term Loan Agreement, dated as of December 11, 2018 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

10.14	†	—
Form of Performance Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.15	†	—
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.16	†	—
Form of Restricted Incentive Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.3 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.17	†	—
Form of Restricted Incentive Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.4 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated January 30, 2015, filed with the Commission February 5, 2015, file No. 001-36340).

10.18		—
Amended and Restated Board Representation Agreement, dated as of January 25, 2019, by and among EnLink Midstream, LLC, EnLink Midstream Manager, LLC, GIP III Stetson I, L.P., and TPG VII Management, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 25,2019, file No. 001-36336).

10.19	†	—
Form of Performance Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.20	†	—
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.21	†	—
Form of Restricted Incentive Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.3 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.22	†	—
Form of Restricted Incentive Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.4 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.23		—
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

10.24		—
Contribution Agreement, dated as of January 31, 2019, by and between EnLink Midstream, LLC and EnLink Midstream Partners, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2019, filed with the Commission on February 4, 2019, file No. 001-36340).

21.1	*	—	List of Subsidiaries.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Partnership pursuant to 18 U.S.C. Section 1350.
101	*	—
The following financial information from EnLink Midstream, LLC’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016, (ii) Consolidated Balance Sheets as of December 31, 2018 and 2017, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2018, 2017, and 2016 and (v) the Notes to Consolidated Financial Statements.

*      Filed herewith.

**    In accordance with the instruction on Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibits 2.1, 2.2, and 2.3 are not filed herewith. The agreements identify such exhibits and schedules, including the general nature of their content. We undertake to provide such exhibits and schedules to the Commission upon request.

†      As required by Item 15(a)(3), this Exhibit is identified as a compensatory benefit plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLINK MIDSTREAM, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

February 20, 2019	By:	/s/ MICHAEL J. GARBERDING
Michael J. Garberding,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. GARBERDING	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2019
Michael J. Garberding

/s/ BARRY E. DAVIS	Executive Chairman and Director	February 20, 2019
Barry E. Davis

/s/ KYLE D. VANN	Director	February 20, 2019
Kyle D. Vann

/s/ JAMES C. CRAIN	Director	February 20, 2019
James C. Crain

/s/ LELDON E. ECHOLS	Director	February 20, 2019
Leldon E. Echols

/s/ WILLIAM J. BRILLIANT	Director	February 20, 2019
William J. Brilliant

/s/ MATTHEW C. HARRIS	Director	February 20, 2019
Matthew C. Harris

/s/ WILLIAM A. WOODBURN	Director	February 20, 2019
William A. Woodburn

/s/ CHRISTOPHER ORTEGA	Director	February 20, 2019
Christopher Ortega

/s/ ERIC D. BATCHELDER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2019
Eric D. Batchelder