Form 10-Q
period 2019-06-30
EnLink Midstream, LLC
filed 2019-08-07
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, the Registrant had 487,245,808 common units outstanding.

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

Thunderbird Plant	A gas processing plant in central Oklahoma.
White Star	White Star Petroleum Holdings, LLC.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59.0	$100.4
Accounts receivable:
Trade, net of allowance for bad debt of $0.5 and $0.3, respectively	78.4	126.3
Accrued revenue and other	483.9	705.9
Related party	—	0.7
Fair value of derivative assets	9.5	28.6
Natural gas and NGLs inventory, prepaid expenses, and other	72.8	74.2
Total current assets	703.6	1,036.1
Property and equipment, net of accumulated depreciation of $3,198.1 and $2,967.4, respectively	7,023.5	6,846.7
Intangible assets, net of accumulated amortization of $484.1 and $422.2, respectively	1,311.7	1,373.6
Goodwill	1,123.7	1,310.2
Investment in unconsolidated affiliates	80.0	80.1
Fair value of derivative assets	7.1	4.1
Other assets, net	143.4	43.3
Total assets	$10,393.0	$10,694.1
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$80.8	$105.5
Accounts payable to related party	2.0	4.3
Accrued gas, NGLs, condensate, and crude oil purchases	377.1	500.4
Fair value of derivative liabilities	5.8	21.8
Current maturities of long-term debt	—	399.8
Other current liabilities	243.5	248.2
Total current liabilities	709.2	1,280.0
Long-term debt	4,612.5	4,031.0
Asset retirement obligations	15.2	14.8
Other long-term liabilities	93.0	20.0
Deferred tax liability, net	—	362.4
Fair value of derivative liabilities	10.6	2.4

Redeemable non-controlling interest	5.8	9.3

Members’ equity:
Members’ equity (487,227,012 and 181,309,981 units issued and outstanding, respectively)	3,324.6	1,730.9
Accumulated other comprehensive loss	(11.9)	(2.0)
Non-controlling interest	1,634.0	3,245.3
Total members’ equity	4,946.7	4,974.2
Total liabilities and members’ equity	$10,393.0	$10,694.1

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenues:
Product sales	$1,450.4	$1,435.1	$2,981.3	$2,934.3
Product sales—related parties	—	27.2	—	30.8
Midstream services	252.7	142.4	499.2	234.6
Midstream services—related parties	—	175.2	—	341.4
Gain (loss) on derivative activity	6.9	(15.2)	8.7	(14.7)
Total revenues	1,710.0	1,764.7	3,489.2	3,526.4
Operating costs and expenses:
Cost of sales (1)	1,300.1	1,325.6	2,663.5	2,707.1
Operating expenses	117.9	113.4	232.4	222.6
General and administrative	32.2	30.4	83.6	57.9
Loss on disposition of assets	0.1	1.2	0.1	1.3
Depreciation and amortization	153.7	145.3	305.8	283.4
Impairments	—	—	186.5	—
Loss on secured term loan receivable	52.9	—	52.9	—
Total operating costs and expenses	1,656.9	1,615.9	3,524.8	3,272.3
Operating income (loss)	53.1	148.8	(35.6)	254.1
Other income (expense):
Interest expense, net of interest income	(54.3)	(44.6)	(103.9)	(89.1)
Income from unconsolidated affiliates	4.7	4.4	10.0	7.4
Other income (expense)	0.2	(0.1)	0.2	0.2
Total other expense	(49.4)	(40.3)	(93.7)	(81.5)
Income (loss) before non-controlling interest and income taxes	3.7	108.5	(129.3)	172.6
Income tax benefit (provision)	5.4	(6.3)	3.6	(13.3)
Net income (loss)	9.1	102.2	(125.7)	159.3
Net income attributable to non-controlling interest	25.2	74.2	66.7	118.9
Net income (loss) attributable to ENLC	$(16.1)	$28.0	$(192.4)	$40.4
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.03)	$0.15	$(0.44)	$0.22
Diluted common unit	$(0.03)	$0.15	$(0.44)	$0.22
____________________________

(1)
Includes related party cost of sales of $5.8 million and $46.7 million for the three months ended June 30, 2019 and 2018, respectively, and $13.9 million and $80.8 million for the six months ended June 30, 2019 and 2018, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net income (loss)	$9.1	$102.2	$(125.7)	$159.3
Loss on designated cash flow hedge (1)	(9.9)	—	(9.9)	—
Comprehensive income (loss)	(0.8)	102.2	(135.6)	159.3
Comprehensive income attributable to non-controlling interest	25.2	74.2	66.7	118.9
Comprehensive income (loss) attributable to ENLC	$(26.0)	$28.0	$(202.3)	$40.4
____________________________

(1)
Includes a tax benefit of $3.6 million and an immaterial amount of amortization to interest expense for the three and six months ended June 30, 2019, respectively, and an immaterial amount of amortization to interest expense for the three and six months ended June 30, 2018, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2018	$1,730.9	181.3	$(2.0)	$3,245.3	$4,974.2	$9.3
Adoption of ASC 842	0.3	—	—	—	0.3	—
Balance, January 1, 2019	1,731.2	181.3	(2.0)	3,245.3	4,974.5	9.3
Conversion of restricted units for common units, net of units withheld for taxes	(5.6)	1.0	—	(2.8)	(8.4)	—
Unit-based compensation	12.2	—	—	1.4	13.6	—
Contributions from non-controlling interests	—	—	—	15.7	15.7	—
Distributions	(51.0)	—	—	(127.6)	(178.6)	—
Fair value adjustment related to redeemable non-controlling interest	2.5	—	—	—	2.5	(2.1)
Net income (loss)	(176.3)	—	—	41.5	(134.8)	—
Issuance of common units for ENLK public common units related to the Merger	1,958.1	304.9	—	(1,559.1)	399.0	—
Balance, March 31, 2019	3,471.1	487.2	(2.0)	1,614.4	5,083.5	7.2
Unit-based compensation	6.6	—	—	—	6.6	—
Contributions from non-controlling interests	—	—	—	29.5	29.5	—
Distributions	(137.2)	—	—	(35.1)	(172.3)	—
Loss on designated cash flow hedge (1)	—	—	(9.9)	—	(9.9)	—
Fair value adjustment related to redeemable non-controlling interest	0.2	—	—	—	0.2	(1.4)
Net income (loss)	(16.1)	—	—	25.2	9.1	—
Balance, June 30, 2019	$3,324.6	487.2	$(11.9)	$1,634.0	$4,946.7	$5.8
____________________________

(1)	Includes a tax benefit of $3.6 million and an immaterial amount of amortization to interest expense.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2017	$1,924.2	180.6	$(2.0)	$3,634.5	$5,556.7	$4.6
Issuance of common units by ENLK	—	—	—	0.9	0.9	—
Conversion of restricted units for common units, net of units withheld for taxes	(2.9)	0.4	—	—	(2.9)	—
Non-controlling interest’s impact of conversion of restricted units	—	—	—	(2.7)	(2.7)	—
Unit-based compensation	4.4	—	—	4.4	8.8	—
Change in equity due to issuance of units by ENLK	(1.3)	—	—	1.7	0.4	—
Contributions from non-controlling interests	—	—	—	22.7	22.7	—
Distributions	(47.5)	—	—	(121.2)	(168.7)	—
Net income	12.4	—	—	44.7	57.1	—
Balance, March 31, 2018	1,889.3	181.0	(2.0)	3,585.0	5,472.3	4.6
Conversion of restricted units for common units, net of units withheld for taxes	(0.6)	0.1	—	—	(0.6)	—
Non-controlling interest’s impact of conversion of restricted units	—	—	—	(0.7)	(0.7)	—
Unit-based compensation	4.0	—	—	4.0	8.0	—
Change in equity due to issuance of units by ENLK	(0.6)	—	—	0.8	0.2	—
Contributions from non-controlling interests	—	—	—	31.6	31.6	—
Distributions	(48.2)	—	—	(134.3)	(182.5)	—
Net income	28.0	—	—	74.2	102.2	—
Balance, June 30, 2018	$1,871.9	181.1	$(2.0)	$3,560.6	$5,430.5	$4.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(125.7)	$159.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	186.5	—
Depreciation and amortization	305.8	283.4
Loss on secured term loan receivable	52.9	—
Non-cash unit-based compensation	19.1	14.7
(Gain) loss on derivatives recognized in net income (loss)	(8.7)	14.7
Cash settlements on derivatives	4.9	(0.4)
Amortization of debt issue costs, net discount (premium) of notes	2.9	2.5
Distribution of earnings from unconsolidated affiliates	9.7	9.5
Income from unconsolidated affiliates	(10.0)	(7.4)
Non-cash revenue from contract restructuring	—	(45.5)
Other operating activities	(7.9)	13.2
Changes in assets and liabilities net of assets acquired and liabilities assumed:
Accounts receivable, accrued revenue, and other	270.7	(46.7)
Natural gas and NGLs inventory, prepaid expenses, and other	(7.4)	(40.1)
Accounts payable, accrued product purchases, and other accrued liabilities	(171.3)	72.1
Net cash provided by operating activities	521.5	429.3
Cash flows from investing activities:
Additions to property and equipment	(428.4)	(404.4)
Other investing activities	1.5	2.6
Net cash used in investing activities	(426.9)	(401.8)
Cash flows from financing activities:
Proceeds from borrowings	2,320.0	1,361.8
Payments on borrowings	(2,131.4)	(832.0)
Payment of installment payable for EOGP acquisition	—	(250.0)
Debt financing costs	(9.7)	—
Conversion of restricted units, net of units withheld for taxes	(8.4)	(3.5)
Distribution to members	(188.2)	(95.7)
Distributions to non-controlling interests	(162.7)	(255.5)
Contributions by non-controlling interests	45.2	54.3
Other financing activities	(0.8)	(1.3)
Net cash used in financing activities	(136.0)	(21.9)
Net increase (decrease) in cash and cash equivalents	(41.4)	5.6
Cash and cash equivalents, beginning of period	100.4	31.2
Cash and cash equivalents, end of period	$59.0	$36.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$103.7	$89.1
Cash paid for income taxes	$1.2	$0.4
Non-cash investing activities:
Non-cash accrual of property and equipment	$(5.8)	$(5.0)
Discounted secured term loan receivable from contract restructuring	$—	$47.7

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2019
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

•
We reduced our deferred tax liability (“DTL”) by $399.0 million related to ENLC’s step-up in basis of ENLK’s underlying assets with the offsetting credit in members’ equity. See “Note 7—Income Taxes” for more information on the deferred tax asset (“DTA”).

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

The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation. The effect of these reclassifications had no impact on previously reported members’ equity or net income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

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

The following table summarizes the contractually committed fees that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. These fees do not represent the shortfall amounts we expect to collect under our MVC contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods. For example, for the three and six months ended June 30, 2019, we had contractual commitments of $36.2 million and $74.7 million under our MVC contracts, respectively, and recorded $3.9 million and $7.7 million of revenue due to volume shortfalls, respectively.

MVC and Firm Transportation Commitments (1)
2019 (remaining)	$122.0
2020	243.9
2021	92.9
2022	82.5
2023	79.9
Thereafter	228.1
Total	$849.3
____________________________

(1)	Amounts do not represent expected shortfall under these commitments.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(c)    Secured Term Loan Receivable

In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the original term loan agreement executed in May 2018, White Star was scheduled to make an installment payment of $19.5 million in April 2019. In November 2018 and again in February 2019, we amended the installment payment terms with the result that the single 2019 installment payment was split into two payments of $9.75 million in May 2019 and $10.75 million in October 2019. White Star defaulted on its May 2019 installment payment prior to filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. While the outcome of the bankruptcy proceeding is uncertain, we do not believe that it is probable that White Star will be able to repay the outstanding amounts owed to us under the second lien secured term loan. As a result, we have recorded a $52.9 million loss in our consolidated statement of operations for the three and six months ended June 30, 2019, which represents a full write-down of the second lien secured term loan.

(d)	Accounting Standards to be Adopted in Future Periods

On August 29, 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which amends ASC 350-40, Internal-Use Software (“ASC 350-40”) to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350-40 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. We do not believe ASU 2018-15 will have a material impact on our financial statements, except to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Operating expenses” or “General and administrative” in the consolidated statement of operations, rather than “Depreciation and amortization.” We will adopt ASU 2018-15 prospectively effective January 1, 2020.

(e)    Adopted Accounting Standards

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

(3) Goodwill and Intangible Assets

Goodwill

In March 2014, at the time of our transactions with Devon that led us to become publicly held, we recorded goodwill in our corporate reporting unit at ENLC that was associated with the General Partner’s incentive distribution rights in ENLK. Prior to the completion of the Merger in January 2019, ENLC’s aggregate fair value of its reporting units was in excess of the consolidated book value of its assets, including all goodwill, which would not have resulted in a goodwill impairment on a consolidated basis. Upon the completion of the Merger, in accordance with ASC 350, Intangibles-Goodwill and other (“ASC 350”), the portion of goodwill on our corporate reporting unit that was previously associated with the General Partner’s incentive distribution rights in ENLK was required to be reallocated to the four remaining reporting units based on the relative fair value of each of the reporting units. Due to the application of ASC 350, we were required to allocate goodwill to reporting units at which goodwill had previously been impaired due to book value in excess of fair value. As a result of the allocated goodwill, we recognized a $186.5 million impairment related to our Louisiana segment during the first quarter of 2019, which is reflected in the consolidated statement of operations for the six months ended June 30, 2019.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below provides a summary of our change in carrying amount of goodwill (in millions) for the six months ended June 30, 2019, by segment. For the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2018, there were no changes to the carrying amounts of goodwill.

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Six Months Ended June 30, 2019
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

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Six Months Ended June 30, 2019
Customer relationships, beginning of period	$1,795.8	$(422.2)	$1,373.6
Amortization expense	—	(61.9)	(61.9)
Customer relationships, end of period	$1,795.8	$(484.1)	$1,311.7

The weighted average amortization period is 15.0 years. Amortization expense was $31.0 million and $30.9 million for the three months ended June 30, 2019 and 2018, respectively, and $61.9 million and $61.7 million for the six months ended June 30, 2019 and 2018, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2019 (remaining)	$61.8
2020	123.7
2021	123.7
2022	123.7
2023	123.6
Thereafter	755.2
Total	$1,311.7

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

For the three and six months ended June 30, 2018, Devon accounted for 11.5% and 10.6%, respectively, of our revenues.

(c)    Transactions with Cedar Cove JV

For the three and six months ended June 30, 2019, we recorded cost of sales of $5.8 million and $13.9 million, respectively, and for the three and six months ended June 30, 2018, we recorded cost of sales of $9.5 million and $22.5 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our central Oklahoma processing facilities. We had no accounts receivable balances related to transactions with the Cedar Cove JV at June 30, 2019 and $0.7 million at December 31, 2018. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $2.0 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively.

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

(5) Leases

Effective with the adoption of ASC 842 in January 2019, we evaluate new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for periodic payments. A lease exists if we obtain substantially all of the economic benefits of an asset, and we have the right to direct the use of that asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate we could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs incurred to enter the lease, less the cost of any incentives received from the lessor. The majority of our leases are for the following types of assets:

•
Office space- Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represent $62.5 million of our lease liability and $41.5 million of our right-of-use asset as of June 30, 2019. These office leases typically include variable lease costs related to utility expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•
Compression and other field equipment- We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $28.2 million of our lease liability and $30.1 million of our right-of-use asset as of June 30, 2019. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•
Office equipment- We rent office equipment for a monthly fee. These leases are typically for several years and represent $0.7 million of our lease liability and $0.7 million of our right-of-use asset as of June 30, 2019.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

•
Land and land easements- We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represent $15.0 million of our lease liability and $13.1 million of our right-of-use asset as of June 30, 2019.

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

June 30, 2019
Finance leases:
Property and equipment	$5.2
Accumulated depreciation	(3.0)
Property and equipment, net of accumulated depreciation	$2.2
Other current liabilities	$0.4

Operating leases:
Other assets, net	$83.2
Other current liabilities	$21.7
Other long-term liabilities	$84.3

Other lease information
Weighted-average remaining lease term - Finance leases	0.3 years
Weighted-average remaining lease term - Operating leases	10.7 years
Weighted-average discount rate - Finance leases	9.3%
Weighted-average discount rate - Operating leases	5.2%

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

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. The components of total lease expense are as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Finance lease expense:
Amortization of right-of-use asset	$2.3	$3.0
Operating lease expense:
Long-term operating lease expense	8.3	14.6
Short-term lease expense	8.9	15.8
Variable lease expense	1.4	3.0
Total lease expense	$20.9	$36.4

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Other information about our leases are as follows (dollar amounts in millions, lease terms in years):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Supplemental cash flow information:
Cash payments for finance leases included in cash flows from financing activities	$0.4	$0.8
Cash payments for operating leases included in cash flows from operating activities	$8.2	$15.4
Right-of-use assets obtained in exchange for operating lease liabilities	$14.6	$95.2

The following table summarizes the maturity of our lease liability as of June 30, 2019 (in millions):

	Total	2019 (remaining)	2020	2021	2022	2023	Thereafter
Undiscounted finance lease liability	$0.4	$0.4	$—	$—	$—	$—	$—
Finance lease liability	0.4	0.4	—	—	—	—	—

Undiscounted operating lease liability	146.5	13.5	22.4	16.1	9.4	8.9	76.2
Reduction due to present value	(40.5)	(2.6)	(4.5)	(3.8)	(3.4)	(3.1)	(23.1)
Operating lease liability	106.0	10.9	17.9	12.3	6.0	5.8	53.1
Total lease liability	$106.4	$11.3	$17.9	$12.3	$6.0	$5.8	$53.1

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(6) Long-Term Debt

As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following (in millions):

	June 30, 2019			December 31, 2018
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
ENLC Credit Facility, due 2019 (1)	$—	$—	$—	$111.4	$—	$111.4
Consolidated Credit Facility due 2024 (2)	200.0	—	200.0	—	—	—
Term Loan due 2021 (3)	850.0	—	850.0	850.0	—	850.0
ENLK's 2.70% Senior unsecured notes due 2019 (4)	—	—	—	400.0	—	400.0
ENLK’s 4.40% Senior unsecured notes due 2024	550.0	1.6	551.6	550.0	1.8	551.8
ENLK’s 4.15% Senior unsecured notes due 2025	750.0	(0.8)	749.2	750.0	(0.9)	749.1
ENLK’s 4.85% Senior unsecured notes due 2026	500.0	(0.5)	499.5	500.0	(0.5)	499.5
ENLC’s 5.375% Senior unsecured notes due 2029	500.0	—	500.0	—	—	—
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(6.1)	443.9	450.0	(6.2)	443.8
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,650.0	$(6.1)	4,643.9	$4,461.4	$(6.1)	4,455.3
Debt issuance cost (5)			(31.4)			(24.5)
Less: Current maturities of long-term debt (4)			—			(399.8)
Long-term debt, net of unamortized issuance cost			$4,612.5			$4,031.0
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

(2)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 4.0% at June 30, 2019.

(3)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.9% and 3.9% at June 30, 2019 and December 31, 2018, respectively.

(4)
ENLK’s 2.70% senior unsecured notes matured on April 1, 2019. Therefore, the outstanding principal balance, net of discount and debt issuance costs, is classified as “Current maturities of long-term debt” on the consolidated balance sheet as of December 31, 2018.

(5)	Net of amortization of $11.9 million and $16.5 million at June 30, 2019 and December 31, 2018, respectively.

Issuance and Repayment of Senior Unsecured Notes

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

Consolidated Credit Facility

On December 11, 2018, ENLC entered into the Consolidated Credit Facility, which permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC defaults on the Consolidated Credit Facility, ENLK will be liable for the entire outstanding balance ($200.0 million as of June 30, 2019), and 105% of the outstanding letters of credit under the Consolidated Credit Facility ($5.0 million as of June 30, 2019). The obligations under the Consolidated Credit Facility are unsecured.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The Consolidated Credit Facility includes provisions for additional financial institutions to become lenders, or for any existing lender to increase its revolving commitment thereunder, subject to an aggregate maximum of $2.25 billion for all commitments under the Consolidated Credit Facility.
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

At June 30, 2019, we were in compliance with and expect to be in compliance with the covenants of the Consolidated Credit Facility for at least the next twelve months.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. On December 11, 2018, ENLK borrowed $850.0 million under the Term Loan and used the net proceeds to repay obligations outstanding under the ENLK Credit Facility. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan, the outstanding balance immediately becomes due, and ENLK will be liable for any amount owed on the Term Loan not paid by ENLC. The outstanding balance of the Term Loan was $850.0 million as of June 30, 2019. The obligations under the Term Loan are unsecured.

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

At June 30, 2019, we were in compliance with and expect to be in compliance with the covenants of the Term Loan for at least the next twelve months.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(7) Income Taxes

The components of our income tax benefit (provision) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Current income tax benefit (provision)	$(0.3)	$0.3	$(1.3)	$(0.9)
Deferred income tax benefit (provision)	5.7	(6.6)	4.9	(12.4)
Income tax benefit (provision)	$5.4	$(6.3)	$3.6	$(13.3)

The following schedule reconciles total income tax benefit (provision) and the amount calculated by applying the statutory U.S. federal tax rate to income before income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected income tax benefit (provision) based on federal statutory rate	$4.5	$(7.2)	$41.2	$(11.3)
State income tax benefit (provision), net of federal benefit	0.4	(0.4)	4.3	(1.7)
Non-deductible expense related to asset impairment	—	—	(43.8)	—
Other	0.5	1.3	1.9	(0.3)
Income tax benefit (provision)	$5.4	$(6.3)	$3.6	$(13.3)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets, net of deferred tax liabilities, are included in “Other assets, net” in the consolidated balance sheets at June 30, 2019. Our deferred income tax assets and liabilities as of June 30, 2019 and December 31, 2018 are as follows (in millions):

	June 30, 2019	December 31, 2018
Deferred income tax assets:
Federal net operating loss carryforward	$106.2	$67.9
State net operating loss carryforward	16.6	11.7
Total deferred tax assets	122.8	79.6
Deferred tax liabilities:
Property, equipment, and intangible assets (1)	(78.2)	(440.6)
Other	(0.1)	(1.4)
Total deferred tax liabilities	(78.3)	(442.0)
Deferred tax asset (liability), net	$44.5	$(362.4)
____________________________

(1)	Includes our investment in ENLK and primarily relates to differences between the book and tax bases of property and equipment.

As a result of the Merger, we acquired all issued and outstanding ENLK common units that were not already held by us or our subsidiaries in exchange for the issuance of ENLC common units. See “Note 1—General” for more information regarding this transaction. This was a taxable exchange to our unitholders, and we received a step-up in tax basis of the underlying assets acquired. In accordance with ASC 810, Consolidation, the step-up in our basis reduced our DTL by $399.0 million at the time of the Merger, and the resulting DTA will be realized over the tax-basis depreciable life of the underlying assets.

As of June 30, 2019, we had federal net operating loss carryforwards of $505.5 million that represent a net deferred tax asset of $106.2 million. As of December 31, 2018, we had federal net operating loss carryforwards of $323.6 million that

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

represent a net deferred tax asset of $67.9 million. These carryforwards will begin expiring in 2028 through 2038. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire.

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

Following the closing of the Merger, and beginning with the quarter ended March 31, 2019, the holder of the Series B Preferred Units is entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units as described below. The quarterly in-kind distribution (the “Series B PIK Distribution”) equals the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the exchange ratio of 1.15 ENLC common units for each Series B Preferred Unit, subject to certain adjustments (the “Series B Exchange Ratio”), over (2) the Cash Distribution Component, divided by (y) the Issue Price. The quarterly cash distribution consists of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

A summary of the distribution activity relating to the Series B Preferred Units during the six months ended June 30, 2019 and 2018 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash Distribution (in millions)	Date paid/payable
2019
Fourth Quarter of 2018	425,785	$16.5	February 13, 2019
First Quarter of 2019	147,887	$16.7	May 14, 2019
Second Quarter of 2019	148,257	$17.1	August 13, 2019

2018
Fourth Quarter of 2017	413,658	$16.0	February 13, 2018
First Quarter of 2018	416,657	$16.2	May 14, 2018
Second Quarter of 2018	419,678	$16.3	August 13, 2018

(b)	ENLK Series C Preferred Units

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. ENLK distributed $12.0 million to holders of Series C Preferred Units during the three and six months ended June 30, 2019 and 2018, respectively.

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

Prior to the closing of the Merger and for the three and six months ended June 30, 2018, net income was allocated to the General Partner in an amount equal to its incentive distribution rights. Prior to the closing of the Merger, ENLK was required to pay the General Partner incentive distributions in the amount of 13.0% of ENLK distributions in excess of $0.25 per unit, 23.0% of ENLK distributions in excess of $0.3125 per unit, and 48.0% of ENLK distributions in excess of $0.375 per unit. The General Partner was not entitled to incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units converted into common units or (ii) the Series C Preferred Units. At the closing of the Merger, the General Partner’s incentive distribution rights in ENLK were eliminated.

For the three and six months ended June 30, 2018, the General Partner’s share of net income consisted of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units, and the percentage interest of ENLK’s net income adjusted for ENLC’s unit-based compensation specifically allocated to the General Partner. The net income allocated to the General Partner is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income allocation for incentive distributions	$—	$14.8	$—	$29.6
Unit-based compensation attributable to ENLC’s restricted and performance units	(6.4)	(4.0)	(18.5)	(8.4)
General Partner share of net income (loss)	(0.2)	0.4	0.2	0.6
General Partner interest in EOGP acquisition	—	12.6	2.4	16.8
General Partner interest in net income (loss)	$(6.6)	$23.8	$(15.9)	$38.6

(9) Members' Equity

(a)Issuance of ENLC Common Units related to the Merger

In connection with the consummation of the Merger, we issued 304,822,035 ENLC common units in exchange for all of the outstanding ENLK common units not previously owned by us.

(b)ENLC Equity Distribution Agreement

On February 22, 2019, ENLC entered into the ENLC EDA with the Sales Agents to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program. Under the ENLC EDA, ENLC may also sell common units to any Sales Agent as principal for the Sales Agent’s own account at a price agreed upon at the time of sale. ENLC has no obligation to sell any ENLC common units under the ENLC EDA and may at any time suspend solicitation and offers under the ENLC EDA. As of August 7, 2019, ENLC has not sold any common units under the ENLC EDA.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(c)Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributed earnings allocated to:
Common units (1)(2)	$137.8	$48.3	$247.2	$95.9
Unvested restricted units (1)(2)	1.8	0.8	3.0	1.3
Total distributed earnings	$139.6	$49.1	$250.2	$97.2
Undistributed loss allocated to:
Common units	$(153.5)	$(20.8)	$(437.3)	$(56.1)
Unvested restricted units	(2.2)	(0.3)	(5.3)	(0.7)
Total undistributed loss	$(155.7)	$(21.1)	$(442.6)	$(56.8)
Net income (loss) allocated to:
Common units	$(15.7)	$27.5	$(190.1)	$39.8
Unvested restricted units	(0.4)	0.5	(2.3)	0.6
Total net income (loss)	$(16.1)	$28.0	$(192.4)	$40.4
Basic and diluted net income (loss) per unit:
Basic	$(0.03)	$0.15	$(0.44)	$0.22
Diluted	$(0.03)	$0.15	$(0.44)	$0.22
____________________________

(1)
For the three months ended June 30, 2019 and 2018, distributed earnings represent a declared distribution of $0.283 per unit payable on August 13, 2019 and a distribution of $0.267 per unit paid on August 14, 2018, respectively.

(2)
For the six months ended June 30, 2019, distributed earnings included a distribution of $0.279 per unit paid on May 14, 2019 and a declared distribution of $0.283 per unit payable on August 13, 2019. For the six months ended June 30, 2018, distributed earnings included distributions of $0.263 per unit paid on May 15, 2018 and $0.267 per unit paid on August 14, 2018.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average units outstanding:
Weighted average common units outstanding	487.2	181.0	439.9	181.0

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	487.2	181.0	439.9	181.0
Dilutive effect of non-vested restricted units (1)	—	1.2	—	1.0
Total weighted average diluted common units outstanding	487.2	182.2	439.9	182.0

___________________________

(1)	All common unit equivalents were antidilutive for the three and six months ended June 30, 2019 since a net loss existed for those periods.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(d)Distributions

A summary of our distribution activity relating to the ENLC common units for the six months ended June 30, 2019 and 2018, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2019
Fourth Quarter of 2018	$0.275	February 14, 2019
First Quarter of 2019	$0.279	May 14, 2019
Second Quarter 2019	$0.283	August 13, 2019

2018
Fourth Quarter of 2017	$0.259	February 14, 2018
First Quarter of 2018	$0.263	May 15, 2018
Second Quarter 2018	$0.267	August 14, 2018

(10) Investment in Unconsolidated Affiliates

As of June 30, 2019, our unconsolidated investments consisted of a 38.75% ownership in GCF and an approximate 30% ownership in the Cedar Cove JV.

The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
GCF
Distributions	$7.4	$5.4	$9.6	$11.1
Equity in income	$5.2	$4.8	$10.9	$9.4

Cedar Cove JV
Contributions	$—	$0.1	$—	$0.1
Distributions	$0.2	$—	$0.5	$0.3
Equity in loss	$(0.5)	$(0.4)	$(0.9)	$(2.0)

Total
Contributions	$—	$0.1	$—	$0.1
Distributions	$7.6	$5.4	$10.1	$11.4
Equity in income	$4.7	$4.4	$10.0	$7.4

The following table shows the balances related to our investment in unconsolidated affiliates as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019	December 31, 2018
GCF	$43.2	$41.9
Cedar Cove JV	36.8	38.2
Total investment in unconsolidated affiliates	$80.0	$80.1

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of unit-based compensation charged to operating expense	$2.1	$2.3	$2.4	$4.3
Cost of unit-based compensation charged to general and administrative expense	5.9	7.3	16.7	10.4
Total unit-based compensation expense	$8.0	$9.6	$19.1	$14.7
Non-controlling interest in unit-based compensation	$—	$3.6	$0.5	$5.5
Amount of related income tax benefit recognized in net income	$1.9	$1.2	$4.4	$1.9

(b)	EnLink Midstream Partners, LP Restricted Incentive Units

ENLK restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLK common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2019 is provided below:

	Six Months Ended June 30, 2019
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and six months ended June 30, 2019 and 2018 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional restricted incentive units will vest under the GP Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
EnLink Midstream Partners, LP Restricted Incentive Units:	2019	2018	2019	2018
Aggregate intrinsic value of units vested	$—	$0.4	$8.0	$9.1
Fair value of units vested	$—	$0.5	$7.2	$13.3

(c)	EnLink Midstream Partners, LP Performance Units

Prior to the Merger, the General Partner granted performance awards under the GP Plan. The performance award agreements provided that the vesting of performance units (i.e., performance-based restricted incentive units) granted thereunder was dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplated that the Peer Companies for an individual performance award (the “Subject Award”) were the companies comprising the AMZ, excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units would vest based on the percentile ranking of the average of ENLK’s and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the closing of the Merger, these performance-based Legacy ENLK Awards were modified, such that, the performance goal will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods on and after the effective time of the Merger. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of performance units ranges from zero to 200% of the performance units granted depending on the extent to which the related performance goals are achieved over the relevant performance period.

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

	Six Months Ended June 30, 2019
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	451,669	$17.74
Vested (1)	(161,410)	10.54
Converted to ENLC (2)	(290,259)	28.31
Non-vested, end of period	—	$—

____________________________

(1)	Vested units included 62,403 units withheld for payroll taxes paid on behalf of employees.

(2)
As a result of the Merger, the performance-based Legacy ENLK Awards converted into ENLC unit-based performance awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the six months ended June 30, 2019 and 2018 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional performance units will vest under the GP Plan. No performance units vested for the three months ended June 30, 2018.

	Six Months Ended June 30,
EnLink Midstream Partners, LP Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$2.1	$2.0
Fair value of units vested	$1.7	$4.1

(d)	EnLink Midstream, LLC Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2019 is provided below:

	Six Months Ended June 30, 2019
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,425,867	$14.62
Granted (1)	1,835,494	11.44
Vested (1)(2)	(1,255,211)	10.47
Forfeited	(272,185)	10.86
Converted from ENLK (3)	2,103,266	14.01
Non-vested, end of period	4,837,231	$14.44
Aggregate intrinsic value, end of period (in millions)	$48.8
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

(2)	Vested units included 420,778 units withheld for payroll taxes paid on behalf of employees.

(3)	Represents Legacy ENLK Awards that were converted into ENLC unit-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and six months ended June 30, 2019 and 2018 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
EnLink Midstream, LLC Restricted Incentive Units:	2019	2018	2019	2018
Aggregate intrinsic value of units vested	$0.5	$0.4	$12.9	$9.3
Fair value of units vested	$0.5	$0.4	$13.1	$13.5

As of June 30, 2019, there was $38.2 million of unrecognized compensation cost related to non-vested ENLC restricted incentive units. The cost is expected to be recognized over a weighted-average period of 1.9 years.

For all restricted incentive unit awards granted after March 8, 2019 to certain officers and employees (the “grantee”), such awards (the “Subject Grants”) generally provide that, subject to the satisfaction of the conditions set forth in the agreement, the Subject Grants will vest on the third anniversary of the vesting commencement date (the “Regular Vesting Date”). The Subject Grants will be forfeited if the grantee’s employment or service with ENLC and its affiliates terminates prior to the Regular Vesting Date except that the Subject Grants will vest in full or on a pro-rated basis for certain terminations of employment or service prior to the Regular Vesting Date. For instance, the Subject Grants will vest on a pro-rated basis for any terminations of

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

the grantee’s employment: (i) due to retirement, (ii) by ENLC or its affiliates without cause, or (iii) by the grantee for good reason (each, a “Covered Termination” and more particularly defined in the Subject Grants agreement) except that the Subject Grants will vest in full if the applicable Covered Termination is a “normal retirement” (as defined in the Subject Grants agreement) or the applicable Covered Termination occurs after a change of control (if any). The Subject Grants will vest in full if death or a qualifying disability occurs prior to the Regular Vesting Date.

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

The following table presents a summary of the performance units:

	Six Months Ended June 30, 2019
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	418,149	$19.15
Granted	931,469	13.02
Vested (1)	(161,286)	11.71
Forfeited	(92,422)	20.41
Converted from ENLK (2)	333,798	25.84
Non-vested, end of period	1,429,708	$17.48
Aggregate intrinsic value, end of period (in millions)	$14.4

____________________________

(1)	Vested units included 62,219 units withheld for payroll taxes paid on behalf of employees.

(2)
As a result of the Merger, the performance-based Legacy ENLK Awards converted into ENLC performance-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the six months ended June 30, 2019 and 2018 is provided below (in millions). No performance units vested for the three months ended June 30, 2019 and 2018, respectively.

	Six Months Ended June 30,
EnLink Midstream, LLC Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$1.8	$1.9
Fair value of units vested	$1.9	$4.2

As of June 30, 2019, there was $16.7 million of unrecognized compensation cost that related to non-vested ENLC performance units. That cost is expected to be recognized over a weighted-average period of 2.0 years.

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

2019 Performance Unit Awards

For all performance awards granted after March 8, 2019 to the grantee, the vesting of performance units is dependent on (a) the grantee’s continued employment or service with ENLC or its affiliates for all relevant periods and (b) the TSR performance of ENLC (the “ENLC TSR”) and a performance goal based on cash flow (“Cash Flow”). At the time of grant, the Board of Directors of the managing member of ENLC (the “Board”) will determine the relative weighting of the two performance goals by including in the award agreement the number of units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) versus the achievement of the Cash Flow performance goals (the “Total CF Units”). These performance awards have four separate performance periods: (i) three performance periods are each of the first, second, and third calendar years that occur following the vesting commencement date of the performance awards and (ii) the fourth performance period is the cumulative three-year period from the vesting commencement date through the third anniversary thereof (the “Cumulative Performance Period”).

One-fourth of the Total TSR Units (the “Tranche TSR Units”) relates to each of the four performance periods described above. Following the end date of a given performance period, the Governance and Compensation Committee (the “Committee”) of the Board will measure and determine the ENLC TSR relative to the TSR performance of a designated group of peer companies (the “Designated Peer Companies”) to determine the Tranche TSR Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end date of the Cumulative Performance Period. In short, the TSR for a given performance period is defined as (i)(A) the average closing price of a common equity security at the end of the relevant performance period minus (B) the average closing price of a common equity security at the beginning of the relevant performance period plus (C) reinvested dividends divided by (ii) the average closing price of a common equity security at the beginning of the relevant performance period.

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

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

EnLink Midstream, LLC Performance Units:	June 2019	March 2019
Beginning TSR price	$9.84	$10.92
Risk-free interest rate	1.72%	2.42%
Volatility factor	33.50%	33.86%
Distribution yield	11.5%	9.7%

(12) Derivatives

Interest Rate Swaps

We periodically enter into interest rate swaps during the debt issuance process to hedge variability in future long-term debt interest payments that may result from changes in the benchmark interest rate (commonly the U.S. Treasury yield) prior to the debt being issued or to hedge variability in cash flows on our variable-rate debt. We designate interest rate swaps as cash flow hedges in accordance with ASC 815.

In April 2019, we entered into an $850.0 million interest rate swap to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we pay a fixed interest rate of 2.27825% in exchange for LIBOR-based variable interest through December 2021. Assets or liabilities related to this interest rate swap contract are included in the fair value of derivative assets and liabilities on the consolidated balance sheets, and the change in fair value of this contract is recorded net as gain or loss on designated cash flow hedges on the consolidated statements of comprehensive income. Monthly, upon settlement, we reclassify the gain or loss associated with the interest rate swap into interest expense from accumulated other comprehensive income (loss). There is no ineffectiveness related to this hedge.

In May 2017, we entered into an interest rate swap in connection with the issuance of ENLK’s 2047 Notes. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

comprehensive loss on the consolidated balance sheets. We will amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge.

For the three and six months ended June 30, 2019, we recorded $9.9 million, net of a tax benefit of $3.6 million, into accumulated other comprehensive loss related to changes in fair value of our interest rate swaps.

For the three and six months ended June 30, 2019, we realized a gain of $0.3 million related to the monthly settlement of our interest rate swaps and an immaterial amount of amortization, which we recorded into interest expense, net of interest income from accumulated other comprehensive loss. For the three and six months ended June 30, 2018, we recorded an immaterial amount into interest expense, net of interest income from accumulated other comprehensive loss. We expect to recognize $3.4 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

June 30, 2019
Fair value of derivative liabilities—current	$(3.3)
Fair value of derivative liabilities—long-term	(10.2)
Net fair value of derivatives	$(13.5)

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

Assets and liabilities related to our commodity swap contracts are included in the fair value of derivative assets and liabilities, and the change in fair value of these contracts is recorded net as a gain (loss) on derivative activity in “Gain (loss) on derivative activity” in the consolidated statements of operations. We estimate the fair value of all of our derivative contracts based upon actively-quoted prices of the underlying commodities.

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in fair value of derivatives	$7.2	$(10.5)	$5.2	$(14.0)
Realized gain (loss) on derivatives	(0.3)	(4.7)	3.5	(0.7)
Gain (loss) on derivative activity	$6.9	$(15.2)	$8.7	$(14.7)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	June 30, 2019	December 31, 2018
Fair value of derivative assets—current	$9.5	$28.6
Fair value of derivative assets—long-term	7.1	4.1
Fair value of derivative liabilities—current	(2.5)	(21.8)
Fair value of derivative liabilities—long-term	(0.4)	(2.4)
Net fair value of derivatives	$13.7	$8.5

Set forth below are the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at June 30, 2019 (in millions). The remaining term of the contracts extend no later than December 2022.

		June 30, 2019
Commodity	Instruments	Unit	Volume	Fair Value
NGL (short contracts)	Swaps	Gallons	(24.2)	$3.0
NGL (long contracts)	Swaps	Gallons	15.0	(0.6)
Natural gas (short contracts)	Swaps	MMBtu	(2.4)	0.4
Natural gas (long contracts)	Swaps	MMBtu	6.3	(0.4)
Crude and condensate (short contracts)	Swaps	MMbbls	(12.3)	5.6
Crude and condensate (long contracts)	Swaps	MMbbls	0.8	5.7
Total fair value of derivatives				$13.7

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing swap contracts, the maximum loss on our gross receivable position of $16.6 million as of June 30, 2019 would be reduced to $13.8 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

Our derivative contracts primarily consist of commodity swap contracts and interest rate swap contracts, which are not traded on a public exchange. The fair values of commodity swap contracts and interest rate swap contracts are determined using discounted cash flow techniques. The techniques incorporate Level 1 and Level 2 inputs for future commodity prices and interest rates that are readily available in public markets or can be derived from information available in publicly-quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate, and credit risk and are classified as Level 2 in hierarchy.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Net assets measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	June 30, 2019	December 31, 2018
Interest rate swaps (1)	$(13.5)	$—
Commodity swaps (2)	$13.7	$8.5
____________________________

(1)
The fair values of the interest rate swaps are estimated based on the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows using observable benchmarks for the variable interest rates.

(2)
The fair values of commodity swaps represent the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for our credit risk and/or the counterparty credit risk as required under ASC 820.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	June 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,612.5	$4,480.4	$4,430.8	$4,065.0
Secured term loan receivable (2)	$—	$—	$51.1	$51.1
____________________________

(1)
The carrying value of long-term debt as of December 31, 2018 includes current maturities. The carrying value of long-term debt is reduced by debt issuance costs of $31.4 million and $24.5 million at June 30, 2019 and December 31, 2018, respectively. The respective fair values do not factor in debt issuance costs.

(2)
In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not believe that it is probable that White Star will be able to repay the outstanding amounts owed to us under the second lien secured term loan. For additional information regarding this transaction, refer to “Note 2—Significant Accounting Policies.”

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

As of June 30, 2019, we had total borrowings under senior unsecured notes of $3.6 billion maturing between 2024 and 2047 with fixed interest rates ranging from 4.15% to 5.60%. As of December 31, 2018, we had total borrowings under senior unsecured notes of $3.5 billion maturing between 2019 and 2047 with fixed interest rates ranging from 2.70% to 5.60%.

The fair values of all senior unsecured notes as of June 30, 2019 and December 31, 2018 were based on Level 2 inputs from third-party market quotations. The fair values of the secured term loan receivable were calculated using Level 2 inputs from third-party banks.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(14) Segment Information

Effective January 1, 2019, we changed our reportable operating segments to reflect how we currently make financial decisions and allocate resources. As of December 31, 2018, our reportable operating segments consisted of the following: (i) natural gas gathering, processing, transmission, and fractionation operations located in north Texas and the Permian Basin primarily in west Texas, (ii) natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana, (iii) natural gas gathering and processing operations located throughout Oklahoma, and (iv) crude rail, truck, pipeline, and barge facilities in west Texas, south Texas, Louisiana, Oklahoma, and ORV. Effective January 1, 2019, we are reporting financial performance in five segments: Permian, North Texas, Oklahoma, Louisiana, and Corporate. Crude and condensate operations are combined regionally with natural gas and NGL operations in the Oklahoma and Permian segments, and ORV operations are included in the Louisiana segment. We have recast the segment information for the three and six months ended June 30, 2018 to conform to the current period presentation.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profits. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Three Months Ended June 30, 2019
Natural gas sales	$(1.0)	$31.9	$60.3	$102.6	$—	$193.8
NGL sales	0.8	8.7	4.3	498.8	—	512.6
Crude oil and condensate sales	632.0	—	28.6	83.5	—	744.1
Other	—	—	(0.1)	—	—	(0.1)
Product sales	631.8	40.6	93.1	684.9	—	1,450.4
Natural gas sales—related parties	0.4	0.3	—	—	(0.7)	—
NGL sales—related parties	76.4	22.2	104.6	5.3	(208.5)	—
Crude oil and condensate sales—related parties	6.9	1.7	—	—	(8.6)	—
Product sales—related parties	83.7	24.2	104.6	5.3	(217.8)	—
Gathering and transportation	11.3	49.0	59.2	16.7	—	136.2
Processing	7.3	35.7	35.7	0.8	—	79.5
NGL services	—	—	—	10.0	—	10.0
Crude services	5.3	—	5.2	12.9	—	23.4
Other services	2.9	0.3	0.2	0.2	—	3.6
Midstream services	26.8	85.0	100.3	40.6	—	252.7
NGL services—related parties	—	—	—	(0.3)	0.3	—
Crude services—related parties	—	—	1.2	—	(1.2)	—
Midstream services—related parties	—	—	1.2	(0.3)	(0.9)	—
Revenue from contracts with customers	742.3	149.8	299.2	730.5	(218.7)	1,703.1
Cost of sales	(680.5)	(51.0)	(159.4)	(627.9)	218.7	(1,300.1)
Operating expenses	(28.4)	(25.8)	(26.1)	(37.6)	—	(117.9)
Gain on derivative activity	—	—	—	—	6.9	6.9
Segment profit	$33.4	$73.0	$113.7	$65.0	$6.9	$292.0
Depreciation and amortization	$(30.1)	$(36.9)	$(47.6)	$(36.9)	$(2.2)	$(153.7)
Goodwill	$184.6	$125.7	$813.4	$—	$—	$1,123.7
Capital expenditures	$52.4	$27.0	$70.3	$19.5	$2.4	$171.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Three Months Ended June 30, 2018
Natural gas sales	$33.5	$23.3	$37.9	$122.7	$—	$217.4
NGL sales	0.3	—	3.6	627.9	—	631.8
Crude oil and condensate sales	511.5	—	23.3	51.1	—	585.9
Product sales	545.3	23.3	64.8	801.7	—	1,435.1
Natural gas sales—related parties	—	—	1.9	—	—	1.9
NGL sales—related parties	122.9	11.5	140.4	28.9	(278.7)	25.0
Crude oil and condensate sales—related parties	0.4	0.4	0.3	0.1	(0.9)	0.3
Product sales—related parties	123.3	11.9	142.6	29.0	(279.6)	27.2
Gathering and transportation	7.6	6.8	25.6	16.7	—	56.7
Processing	7.3	2.2	47.4	1.1	—	58.0
NGL services	—	—	—	10.3	—	10.3
Crude services	0.1	—	—	14.9	—	15.0
Other services	2.0	—	(0.1)	0.5	—	2.4
Midstream services	17.0	9.0	72.9	43.5	—	142.4
Gathering and transportation—related parties	—	61.4	38.7	—	—	100.1
Processing—related parties	—	46.8	23.1	—	—	69.9
Crude services—related parties	4.3	—	0.7	—	—	5.0
Other services—related parties	—	0.4	(0.2)	—	—	0.2
Midstream services—related parties	4.3	108.6	62.3	—	—	175.2
Revenue from contracts with customers	689.9	152.8	342.6	874.2	(279.6)	1,779.9
Cost of sales	(633.9)	(32.0)	(170.1)	(769.2)	279.6	(1,325.6)
Operating expenses	(24.7)	(28.4)	(20.8)	(39.5)	—	(113.4)
Loss on derivative activity	—	—	—	—	(15.2)	(15.2)
Segment profit	$31.3	$92.4	$151.7	$65.5	$(15.2)	$325.7
Depreciation and amortization	$(27.3)	$(31.6)	$(46.4)	$(37.4)	$(2.6)	$(145.3)
Goodwill	$29.3	$202.7	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$52.8	$5.5	$140.0	$18.8	$1.1	$218.2

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Six Months Ended June 30, 2019
Natural gas sales	$35.1	$82.5	$121.9	$224.8	$—	$464.3
NGL sales	0.6	18.0	13.2	1,071.9	—	1,103.7
Crude oil and condensate sales	1,212.8	—	58.2	142.3	—	1,413.3
Product sales	1,248.5	100.5	193.3	1,439.0	—	2,981.3
Natural gas sales—related parties	0.4	0.3	—	—	(0.7)	—
NGL sales—related parties	173.6	50.7	230.7	8.5	(463.5)	—
Crude oil and condensate sales—related parties	10.9	2.7	—	—	(13.6)	—
Product sales—related parties	184.9	53.7	230.7	8.5	(477.8)	—
Gathering and transportation	21.6	112.6	114.5	33.9	—	282.6
Processing	15.0	56.8	69.8	1.7	—	143.3
NGL services	—	—	—	21.7	—	21.7
Crude services	10.5	—	9.2	26.7	—	46.4
Other services	4.4	0.5	(0.1)	0.4	—	5.2
Midstream services	51.5	169.9	193.4	84.4	—	499.2
NGL services—related parties	—	—	—	(3.3)	3.3	—
Crude services—related parties	—	—	1.5	—	(1.5)	—
Midstream services—related parties	—	—	1.5	(3.3)	1.8	—
Revenue from contracts with customers	1,484.9	324.1	618.9	1,528.6	(476.0)	3,480.5
Cost of sales	(1,356.7)	(124.7)	(343.6)	(1,314.5)	476.0	(2,663.5)
Operating expenses	(56.2)	(51.5)	(51.5)	(73.2)	—	(232.4)
Gain on derivative activity	—	—	—	—	8.7	8.7
Segment profit	$72.0	$147.9	$223.8	$140.9	$8.7	$593.3
Depreciation and amortization	$(58.0)	$(71.2)	$(93.7)	$(78.7)	$(4.2)	$(305.8)
Impairments	$—	$—	$—	$(186.5)	$—	$(186.5)
Goodwill	$184.6	$125.7	$813.4	$—	$—	$1,123.7
Capital expenditures	$148.3	$31.3	$178.5	$60.5	$4.0	$422.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Six Months Ended June 30, 2018
Natural gas sales	$71.2	$68.6	$86.0	$247.7	$—	$473.5
NGL sales	0.8	—	5.5	1,236.3	—	1,242.6
Crude oil and condensate sales	1,088.7	—	45.2	84.3	—	1,218.2
Product sales	1,160.7	68.6	136.7	1,568.3	—	2,934.3
Natural gas sales—related parties	—	—	2.4	—	—	2.4
NGL sales—related parties	206.8	20.5	240.5	34.5	(474.9)	27.4
Crude oil and condensate sales—related parties	1.9	0.8	0.7	0.2	(2.6)	1.0
Product sales—related parties	208.7	21.3	243.6	34.7	(477.5)	30.8
Gathering and transportation	13.8	14.6	41.2	34.3	—	103.9
Processing	11.1	2.2	56.4	1.7	—	71.4
NGL services	—	—	—	26.9	—	26.9
Crude services	0.1	—	0.1	27.7	—	27.9
Other services	3.7	0.3	—	0.5	—	4.5
Midstream services	28.7	17.1	97.7	91.1	—	234.6
Gathering and transportation—related parties	—	114.0	73.4	—	—	187.4
Processing—related parties	—	98.4	45.2	—	—	143.6
Crude services—related parties	8.6	—	1.4	—	—	10.0
Other services—related parties	—	0.4	—	—	—	0.4
Midstream services—related parties	8.6	212.8	120.0	—	—	341.4
Revenue from contracts with customers	1,406.7	319.8	598.0	1,694.1	(477.5)	3,541.1
Cost of sales	(1,308.0)	(81.9)	(309.4)	(1,485.3)	477.5	(2,707.1)
Operating expenses	(48.5)	(56.8)	(41.5)	(75.8)	—	(222.6)
Loss on derivative activity	—	—	—	—	(14.7)	(14.7)
Segment profit	$50.2	$181.1	$247.1	$133.0	$(14.7)	$596.7
Depreciation and amortization	$(54.1)	$(62.9)	$(88.5)	$(73.3)	$(4.6)	$(283.4)
Goodwill	$29.3	$202.7	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$116.4	$8.0	$243.9	$28.8	$2.3	$399.4

The following table reconciles the segment profits reported above to the operating income (loss) as reported on the consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment profit	$292.0	$325.7	$593.3	$596.7
General and administrative expenses	(32.2)	(30.4)	(83.6)	(57.9)
Loss on disposition of assets	(0.1)	(1.2)	(0.1)	(1.3)
Depreciation and amortization	(153.7)	(145.3)	(305.8)	(283.4)
Impairments	—	—	(186.5)	—
Loss on secured term loan receivable	(52.9)	—	(52.9)	—
Operating income (loss)	$53.1	$148.8	$(35.6)	$254.1

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of June 30, 2019 and December 31, 2018 (in millions):

Segment Identifiable Assets:	June 30, 2019	December 31, 2018
Permian	$2,386.1	$2,096.8
North Texas	1,346.7	1,308.2
Oklahoma	3,881.7	3,209.5
Louisiana	2,575.1	2,734.5
Corporate	203.4	1,345.1
Total identifiable assets	$10,393.0	$10,694.1

(15) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Natural gas and NGLs inventory, prepaid expenses, and other:	June 30, 2019	December 31, 2018
Natural gas and NGLs inventory	$51.5	$41.3
Secured term loan receivable from contract restructuring, net of discount of $1.1 at December 31, 2018 (1)	—	19.4
Prepaid expenses and other	21.3	13.5
Natural gas and NGLs inventory, prepaid expenses, and other	$72.8	$74.2
____________________________

(1)
In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We do not believe that it is probable that White Star will be able to repay the outstanding amounts owed to us under the second lien secured term loan. For additional information regarding this transaction, refer to “Note 2—Significant Accounting Policies.”

Other current liabilities:	June 30, 2019	December 31, 2018
Accrued interest	$41.1	$37.5
Accrued wages and benefits, including taxes	18.6	37.2
Accrued ad valorem taxes	25.8	28.1
Capital expenditure accruals	44.9	50.6
Onerous performance obligations	—	9.0
Short-term lease liability	22.1	1.5
Suspense producer payments	15.4	34.6
Deferred revenue	48.6	6.6
Other	27.0	43.1
Other current liabilities	$243.5	$248.2

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

Overview

ENLC is a Delaware limited liability company formed in October 2013. ENLC’s assets consist of equity interests in ENLK and, effective January 25, 2019, ENLC owns all of the outstanding common units of ENLK as a result of the closing of the Merger described in “Item 1. Financial Statements—Note 1.” All of our midstream energy assets are owned and operated by ENLK and its subsidiaries. We primarily focus on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 12,000 miles of pipelines, 21 natural gas processing plants with approximately 5.2 Bcf/d of processing capacity, seven fractionators with approximately 280,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography. We have five reportable segments:

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

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 90% of our gross operating margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the six months ended June 30, 2019. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

Devon is one of our primary customers. For the three and six months ended June 30, 2019, approximately 28.9% and 29.5% of our gross operating margin, respectively, was attributable to commercial contracts with Devon. For the three and six months ended June 30, 2018, approximately 37.7% and 38.3% of our gross operating margin, respectively, was attributable to commercial contracts with Devon.

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

Recent Developments

Issuance and Repayment of Senior Unsecured Notes. On April 9, 2019, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.375% senior unsecured notes due June 1, 2029 (the “2029 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2019. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes.

Simplification of the Corporate Structure. On October 21, 2018, ENLK, ENLC, the General Partner, the managing member of ENLC, and NOLA Merger Sub entered into the Merger Agreement pursuant to which, on January 25, 2019, NOLA Merger Sub merged with and into ENLK, with ENLK continuing as the surviving entity and as a subsidiary of ENLC.

Reporting Segments. Effective January 1, 2019, we are reporting financial performance in five segments: Permian, North Texas, Oklahoma, Louisiana, and Corporate. Crude and condensate operations are combined regionally with natural gas and NGL operations in the Oklahoma and Permian segments, and ORV operations are included in the Louisiana segment. See “Item 1. Financial Statements—Note 14” for more information regarding reporting segments.

Transfer of EOGP Interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership. See “Item 1. Financial Statements—Note 1” for more information regarding this transaction.

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

Avenger Crude Oil Gathering System. Avenger is a crude oil gathering system in the northern Delaware Basin and is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and began full-service operations during the second quarter of 2019.
Central Oklahoma Plants. In June 2019, we commenced operations on our Thunderbird Plant, which expands our central Oklahoma gas processing capacity by an additional 200 MMcf/d, bringing our total processing capacity at our central Oklahoma facilities to 1.2 Bcf/d.

Riptide Processing Plant. We commenced an expansion of our Riptide processing plant. We expect an additional 65 MMcf/d of operational capacity to be completed during the fourth quarter of 2019.

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

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus interest expense, provision (benefit) for income taxes, depreciation and amortization expense, impairments, unit-based compensation, (gain) loss on non-cash derivatives, (gain) loss on disposition of assets, loss on secured term loan receivable, successful transaction costs, accretion expense associated with asset retirement obligations, non-cash rent, and distributions from unconsolidated affiliate investments, less payments under onerous performance obligations, non-controlling interest, income (loss) from unconsolidated affiliate investments, and non-cash revenue from contract restructuring. Adjusted EBITDA is a primary metric used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following tables reconcile adjusted EBITDA to the most directly comparable GAAP measure for the periods indicated (in millions):

Reconciliation of net income (loss) to adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$9.1	$102.2	$(125.7)	$159.3
Interest expense, net of interest income	54.3	44.6	103.9	89.1
Depreciation and amortization	153.7	145.3	305.8	283.4
Impairments	—	—	186.5	—
Non-cash revenue from contract restructuring (1)	—	(45.5)	—	(45.5)
Loss on secured term loan receivable (1)	52.9	—	52.9	—
Income from unconsolidated affiliates	(4.7)	(4.4)	(10.0)	(7.4)
Distributions from unconsolidated affiliates	7.6	5.4	10.1	11.4
Loss on disposition of assets	0.1	1.2	0.1	1.3
Unit-based compensation	8.0	9.6	19.1	14.7
Income tax provision (benefit)	(5.4)	6.3	(3.6)	13.3
(Gain) loss on non-cash derivatives	(7.2)	10.5	(5.2)	14.0
Payments under onerous performance obligation offset to other current and long-term liabilities	(4.5)	(4.5)	(9.0)	(9.0)
Transaction costs (2)	0.4	—	13.9	—
Other (3)	0.1	(0.2)	0.4	0.8
Adjusted EBITDA before non-controlling interest	264.4	270.5	539.2	525.4
Non-controlling interest share of adjusted EBITDA from joint ventures (4)	(5.2)	(4.1)	(11.8)	(7.7)
Adjusted EBITDA, net to ENLC	$259.2	$266.4	$527.4	$517.7
____________________________

(1)
In May 2018, we restructured our natural gas gathering and processing contract with White Star, and, as a result, recognized non-cash revenue representing the discounted present value of a secured term loan receivable granted to us by White Star. We have recorded a $52.9 million loss in our consolidated statement of operations for the three months ended June 30, 2019 related to the write-off of the secured term loan receivable. For additional information regarding this transaction, refer to “Item 1. Financial Statements—Note 2.”

(2)	Represents transaction costs attributable to costs incurred related to the Merger.

(3)	Includes accretion expense associated with asset retirement obligations and non-cash rent, which relates to lease incentives pro-rated over the lease term.

(4)
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

Reconciliation of net cash provided by operating activities to adjusted EBITDA and Distributable Cash Flow (in millions)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Net cash provided by operating activities	$257.5	$521.5
Interest expense (1)	53.9	103.4
Current income tax expense	0.3	1.3
Transaction costs (2)	0.4	13.9
Other (3)	1.6	0.1
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	(165.9)	(263.3)
Accounts payable, accrued product purchases, and other accrued liabilities (4)	116.6	162.3
Adjusted EBITDA before non-controlling interest	264.4	539.2
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(5.2)	(11.8)
Adjusted EBITDA, net to ENLC	259.2	527.4
Interest expense, net of interest income	(54.3)	(103.9)
Current taxes and other	(1.0)	(3.5)
Maintenance capital expenditures, net to ENLC (6)	(13.2)	(21.7)
ENLK preferred unit accrued cash distributions (7)	(23.1)	(45.8)
Distributable cash flow	$167.6	$352.5
____________________________

(1)
Net of amortization of debt issuance costs and discount and premium, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income, which is netted against interest expense but not included in adjusted EBITDA.

(2)	Represents transaction costs incurred related to the Merger.

(3)	Includes accruals for settled commodity swap transactions and distributions received from equity method investments to the extent those distributions exceed earnings from the investment.

(4)	Net of payments under onerous performance obligation offset to other current and long-term liabilities.

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

(7)
Represents the cash distributions earned by the ENLK Series B Preferred Units and ENLK Series C Preferred Units of $17.1 million and $6.0 million, respectively, for the three months ended June 30, 2019, and cash distributions earned by the Series B Preferred Units and Series C Preferred Units of $33.8 million and $12.0 million, respectively, for the six months ended June 30, 2019. Cash distributions to be paid to holders of the ENLK Series B Preferred Units and ENLK Series C Preferred Units are not available to common unitholders.

Distributable cash flow is not presented for the three and six months ended June 30, 2018 because distributable cash flow was not used as a supplemental liquidity measure by ENLC during 2018. ENLC began using distributable cash flow as a supplemental liquidity measure in 2019 as a result of the simplification of our corporate structure in the Merger.

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

The following table provides a reconciliation of operating income to gross operating margin (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating income (loss)	$53.1	$148.8	$(35.6)	$254.1

Add:
Operating expenses	117.9	113.4	232.4	222.6
General and administrative expenses	32.2	30.4	83.6	57.9
Loss on disposition of assets	0.1	1.2	0.1	1.3
Depreciation and amortization	153.7	145.3	305.8	283.4
Impairments	—	—	186.5	—
Loss on secured term loan receivable	52.9	—	52.9	—
Gross operating margin	$409.9	$439.1	$825.7	$819.3

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Permian Segment
Revenues	$742.3	$689.9	$1,484.9	$1,406.7
Cost of sales	(680.5)	(633.9)	(1,356.7)	(1,308.0)
Total gross operating margin	$61.8	$56.0	$128.2	$98.7
North Texas Segment
Revenues	$149.8	$152.8	$324.1	$319.8
Cost of sales	(51.0)	(32.0)	(124.7)	(81.9)
Total gross operating margin	$98.8	$120.8	$199.4	$237.9
Oklahoma Segment
Revenues	$299.2	$342.6	$618.9	$598.0
Cost of sales	(159.4)	(170.1)	(343.6)	(309.4)
Total gross operating margin	$139.8	$172.5	$275.3	$288.6
Louisiana Segment
Revenues	$730.5	$874.2	$1,528.6	$1,694.1
Cost of sales	(627.9)	(769.2)	(1,314.5)	(1,485.3)
Total gross operating margin	$102.6	$105.0	$214.1	$208.8
Corporate Segment
Revenues	$(211.8)	$(294.8)	$(467.3)	$(492.2)
Cost of sales	218.7	279.6	476.0	477.5
Total gross operating margin	$6.9	$(15.2)	$8.7	$(14.7)
Total
Revenues	$1,710.0	$1,764.7	$3,489.2	$3,526.4
Cost of sales	(1,300.1)	(1,325.6)	(2,663.5)	(2,707.1)
Total gross operating margin	$409.9	$439.1	$825.7	$819.3

Midstream Volumes:
Permian Segment
Gathering and Transportation (MMBtu/d)	676,000	511,300	666,800	467,900
Processing (MMBtu/d)	724,100	529,100	718,100	485,800
Crude Oil Handling (Bbls/d)	145,100	119,700	146,200	113,800
North Texas Segment
Gathering and Transportation (MMBtu/d)	1,646,900	1,747,000	1,664,900	1,756,800
Processing (MMBtu/d)	770,100	754,000	750,100	753,100
Oklahoma Segment
Gathering and Transportation (MMBtu/d)	1,314,900	1,235,500	1,279,800	1,142,200
Processing (MMBtu/d)	1,298,800	1,200,700	1,265,400	1,135,400
Crude Oil Handling (Bbls/d)	53,800	13,000	41,600	10,600
Louisiana Segment
Gathering and Transportation (MMBtu/d)	1,925,900	2,094,100	1,997,800	2,158,100
Processing (MMBtu/d)	337,100	395,600	402,200	418,600
Crude Oil Handling (Bbls/d)	20,000	15,700	17,500	13,600
NGL Fractionation (Gals/d)	7,477,400	6,480,100	7,227,000	6,412,200
Brine Disposal (Bbls/d)	3,400	3,500	3,400	3,200

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Gross Operating Margin. Gross operating margin was $409.9 million for the three months ended June 30, 2019 compared to $439.1 million for the three months ended June 30, 2018, a decrease of $29.2 million, or 6.6%, due to the following:

•
Permian Segment. Gross operating margin in the Permian segment increased $5.8 million, which was primarily due to an $8.7 million increase in gross operating margin due to higher volumes on our Permian gas assets from continued development by our customers, including $6.1 million from our Delaware Basin assets and $2.6 million from our Midland Basin assets. These increases were partially offset by a $2.9 million decrease from our Permian Basin crude assets, which was primarily driven by higher gathering and transportation volumes contributing $2.9 million of incremental gross operating margin that was offset by a $5.6 million decrease in gross operating margin associated with our physical crude marketing arrangements. We manage our exposure to crude price fluctuations in our physical crude marketing arrangements through various derivative arrangements. The timing of our realization of the gains or losses from these crude derivative arrangements may not occur in the same period as the corresponding physical crude marketing transaction and all associated gains and losses from the derivative arrangements are reflected in our Corporate segment.

•
North Texas Segment. Gross operating margin in the North Texas segment decreased $22.0 million primarily due to the January 1, 2019 expiration of Devon’s obligations related to MVCs on our North Texas assets. Shortfall revenue from the Devon-related MVCs was $20.8 million for the three months ended June 30, 2018.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment decreased $32.7 million, which was primarily due to the recognition of $45.5 million in gross operating margin from a contract restructuring with White Star during the three months ended June 30, 2018, which was partially offset by $12.8 million due to higher volumes from continued development by our customers, including $6.6 million contributed by our Oklahoma gas assets and $6.2 million contributed by our Oklahoma crude assets.

•
Louisiana Segment. Gross operating margin in the Louisiana segment decreased $2.4 million. Gross operating margin from our NGL transmission and fractionation assets increased by $7.8 million, which was primarily due to higher volumes that resulted from the completion of the Cajun-Sibon pipeline expansion in April 2019. The increase was offset by a $10.5 million decrease from our Louisiana gas business. Gross operating margin from our Louisiana gas transmission assets decreased $6.4 million due to the expiration of certain firm transportation contracts, decreased volumes, and negative market adjustment on gas inventory due to price declines. Gross operating margin from our Louisiana gas plants decreased $4.1 million due to lower processing margins and volumes attributable to a less favorable processing environment during the three months ended June 30, 2019.

•
Corporate Segment. Gross operating margin in the Corporate segment increased $22.1 million, which was primarily due to the changes in fair value of our commodity swaps between the periods. For the three months ended June 30, 2019, realized losses of $0.3 million were offset by unrealized gains of $7.2 million. For the three months ended June 30, 2018, there were realized losses of $4.7 million in addition to unrealized losses of $10.5 million.

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

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Permian	North Texas	Oklahoma	Total
Three Months Ended
June 30, 2019
Midstream services	$3.9	$—	$—	$3.9
Total	$3.9	$—	$—	$3.9

June 30, 2018
Midstream services (1)	$—	$0.1	$47.7	$47.8
Midstream services—related parties	2.3	20.8	—	23.1
Total	$2.3	$20.9	$47.7	$70.9
____________________________

(1)
We restructured a natural gas gathering and processing contract with White Star that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the three months ended June 30, 2018.

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the North Texas and Oklahoma segments expired. These MVCs generated $20.8 million in shortfall revenue for the three months ended June 30, 2018. Additionally, an MVC related to a transportation services agreement with Devon for operations in the Permian segment expired on July 31, 2019. This MVC generated $3.9 million and $2.3 million in shortfall revenue for the three months ended June 30, 2019 and 2018, respectively.

Operating Expenses. Operating expenses were $117.9 million for the three months ended June 30, 2019 compared to $113.4 million for the three months ended June 30, 2018, an increase of $4.5 million, or 4.0%. The primary contributors to the total increase by segment were as follows (in millions):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Permian Segment	$28.4	$24.7	$3.7	15.0%
North Texas Segment	25.8	28.4	(2.6)	(9.2)%
Oklahoma Segment	26.1	20.8	5.3	25.5%
Louisiana Segment	37.6	39.5	(1.9)	(4.8)%
Total	$117.9	$113.4	$4.5	4.0%

•
Permian Segment. Operating expenses in the Permian segment increased $3.7 million primarily due to expanded operations with increases in utilities, materials and supplies expenses, and construction fees and services.

•
North Texas Segment. Operating expenses in the North Texas segment decreased $2.6 million primarily due to decreased rents, compressor overhauls, labor and benefits costs, and materials and supplies expenses.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $5.3 million primarily due to expanded operations with increases in compressor rentals and compression operations and maintenance.

•
Louisiana Segment. Operating expenses in the Louisiana segment decreased $1.9 million primarily due to reduced materials and supplies expenses, labor and benefits costs, and compression rental offset partially by increased utility costs.

Depreciation and Amortization. Depreciation and amortization was $153.7 million for the three months ended June 30, 2019 compared to $145.3 million for the three months ended June 30, 2018, an increase of $8.4 million, or 5.8%. This increase was due to increased depreciation of $4.7 million attributable to new assets placed in service in key growth areas, primarily related to the completion of the Thunderbird Plant, the expansion of the Lobo III cryogenic gas processing plant, and the expansion of the Cajun-Sibon NGL pipeline. Additionally, depreciation increased by $6.4 million primarily due to retirements and reductions in our estimated useful lives of certain assets. These increases were partially offset by $2.6 million due to a reduction in depreciation resulting from an impairment of the carrying value of certain non-core crude pipeline assets during 2018.

Loss on secured term loan receivable. We have recorded a $52.9 million loss in our consolidated statement of operations for the three months ended June 30, 2019 related to the write-off of the secured term loan receivable. For additional information regarding this transaction, refer to “Item 1. Financial Statements—Note 2.”

Interest Expense. Interest expense was $54.3 million for the three months ended June 30, 2019 compared to $44.6 million for the three months ended June 30, 2018, an increase of $9.7 million, or 21.7%. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,
	2019	2018
ENLK and ENLC Senior Notes	$43.4	$40.0
ENLK Credit Facility	—	4.9
ENLC Credit Facility	—	0.9
Term Loan	8.5	—
Consolidated Credit Facility	3.7	—
Capitalized interest	(1.8)	(1.6)
Amortization of debt issue costs and net discounts (premiums)	1.0	0.9
Other	(0.5)	(0.5)
Total	$54.3	$44.6

Income Tax Benefit (Provision). Income tax benefit was $5.4 million for the three months ended June 30, 2019 compared to an income tax provision of $6.3 million for the three months ended June 30, 2018, a decrease in income tax provision of $11.7 million. The decrease in income tax provision was primarily attributable to lower taxable income between periods. See “Item 1. Financial Statements—Note 7” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $25.2 million for the three months ended June 30, 2019 compared to net income of $74.2 million for the three months ended June 30, 2018, a decrease of $49.0 million. This decrease was primarily due to the conversion of ENLK common units as a result of the Merger. Subsequent to the Merger, ENLC’s non-controlling interest is comprised of ENLK’s Series B Preferred Units, ENLK’s Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of the Ascension JV, and other minor non-controlling interests.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Gross Operating Margin. Gross operating margin was $825.7 million for the six months ended June 30, 2019 compared to $819.3 million for the six months ended June 30, 2018, an increase of $6.4 million, or 0.8%, due to the following:

•
Permian Segment. Gross operating margin in the Permian segment increased $29.5 million, which was primarily due to a $25.4 million increase in gross operating margin due to higher volumes on our Permian gas assets from continued development by our customers, including $15.0 million from our Delaware Basin assets, and $10.4 million from our Midland Basin assets. The remaining increase of $4.3 million was from our Permian Basin crude assets due to a $9.1 million increase in gross operating margin from higher gathering and transportation volumes, which was partially offset by a $4.8 million decrease in gross operating margin associated with our physical crude marketing arrangements.

•
North Texas Segment. Gross operating margin in the North Texas segment decreased $38.5 million, which was primarily due to the January 1, 2019 expiration of Devon’s obligations related to MVCs on our North Texas assets. Shortfall revenue from the Devon-related MVCs was $38.9 million for the six months ended June 30, 2018.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment decreased $13.3 million, which was primarily due to recognition of $45.5 million in gross operating margin from a contract restructuring with White Star during the three months ended June 30, 2018, which was partially offset by $32.2 million primarily due to higher volumes from continued development by our customers with $21.9 million contributed by our Oklahoma gas assets and $10.3 million contributed by our Oklahoma crude assets.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $5.3 million. Gross operating margin from our NGL assets increased by $8.1 million primarily due to higher volumes with the completion of the Cajun-Sibon pipeline expansion in April 2019. Our ORV crude assets contributed an increase of $3.7 million primarily due to higher volumes. These increases were partially offset by a decrease of $6.7 million from our Louisiana gas business, primarily due to a $4.8 million decrease from our Louisiana gas plants, due to a less favorable processing environment during the six months ended June 30, 2019.

•
Corporate Segment. Gross operating margin in the Corporate segment increased $23.4 million, which was primarily due to the changes in fair value of our commodity swaps between the periods. For the six months ended June 30, 2019, there were realized gains of $3.5 million in addition to unrealized gains of $5.2 million. For the six months ended June 30, 2018, there were realized losses of $0.7 million in addition to unrealized losses of $14.0 million.

Revenue recorded for the shortfall between actual production volumes and the MVC is as follows (in millions):

	Permian	North Texas	Oklahoma	Total
Six Months Ended
June 30, 2019
Midstream services	$7.7	$—	$—	$7.7
Total	$7.7	$—	$—	$7.7

June 30, 2018
Midstream Services (1)	$—	$0.1	$52.7	$52.8
Midstream services—related parties	5.7	38.9	1.2	45.8
Total	$5.7	$39.0	$53.9	$98.6
____________________________

(1)
We restructured a natural gas gathering and processing contract with White Star that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the six months ended June 30, 2018.

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the North Texas and Oklahoma segments expired. These MVCs generated $40.1 million in shortfall revenue for the six months ended June 30, 2018. Additionally, an MVC related to a transportation services agreement with Devon for operations in the Permian segment expired on July 31, 2019. This MVC generated $7.7 million and $5.7 million in shortfall revenue for the six months ended June 30, 2019 and 2018, respectively.

Operating Expenses. Operating expenses were $232.4 million for the six months ended June 30, 2019 compared to $222.6 million for the six months ended June 30, 2018, an increase of $9.8 million, or 4.4%. The primary contributors to the increase by segment were as follows (in millions):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Permian Segment	$56.2	$48.5	$7.7	15.9%
North Texas Segment	51.5	56.8	(5.3)	(9.3)%
Oklahoma Segment	51.5	41.5	10.0	24.1%
Louisiana Segment	73.2	75.8	(2.6)	(3.4)%
Total	$232.4	$222.6	$9.8	4.4%

•
Permian Segment. Operating expenses in the Permian segment increased $7.7 million primarily due to expanded operations and higher utilities expense, bulk purchases of materials and supplies, construction fees and services, and compressor rentals.

•	North Texas Segment. Operating expenses in the North Texas segment decreased $5.3 million primarily due to decreased rents, compressor overhauls, and labor and benefits costs.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $10.0 million primarily due to expanded operations with increases in compressor rentals, compression operations and maintenance, and labor and benefits costs.

•
Louisiana Segment. Operating expenses in the Louisiana segment decreased $2.6 million primarily due to reduced materials and supplies expenses, labor and benefits costs, and compression rentals partially offset by increased equipment rental and utility costs.

General and Administrative Expenses. General and administrative expenses were $83.6 million for the six months ended June 30, 2019 compared to $57.9 million for the six months ended June 30, 2018, an increase of $25.7 million, or 44.4%. The primary contributors to the increase were as follows:

•	Unit-based compensation expense increased $6.3 million primarily due to increased bonus expense and lower forfeiture of units in 2019.

•	Transaction costs increased $13.9 million primarily due to additional costs incurred related to the Merger, which closed during the first quarter of 2019.

•	Fees and services expense increased $1.7 million primarily due to increased software consulting and legal fees.

Depreciation and Amortization. Depreciation and amortization was $305.8 million for the six months ended June 30, 2019 compared to $283.4 million for the six months ended June 30, 2018, an increase of $22.4 million, or 7.9%. This increase was primarily due to increased depreciation of $11.2 million attributable to new assets placed in service in key growth areas, primarily related to the completion of the Thunderbird Plant, the expansion of the Lobo III cryogenic gas processing plant, the expansion of the Cajun-Sibon NGL pipeline, and further expansion of the Black Coyote Crude Gathering System. Additionally, depreciation increased by $13.5 million primarily due to retirements and reductions in our estimated useful lives of certain assets primarily located in the Texas and Louisiana segments. These increases were partially offset by a $5.2 million decrease due to a reduction in depreciation resulting from an impairment of the carrying value of certain non-core crude pipeline assets during 2018.

Impairments. During the first quarter of 2019, as a result of the Merger, we recognized a $186.5 million goodwill impairment related to our Louisiana segment in the consolidated statement of operations. See “Item 1. Financial Statements—Note 3” for additional information.

Loss on secured term loan receivable. We have recorded a $52.9 million loss in our consolidated statement of operations for the six months ended June 30, 2019 related to the write-off of the secured term loan receivable. For additional information regarding this transaction, refer to “Item 1. Financial Statements—Note 2.”

Interest Expense. Interest expense was $103.9 million for the six months ended June 30, 2019 compared to $89.1 million for the six months ended June 30, 2018, an increase of $14.8 million, or 16.6%. Interest expense consisted of the following (in millions):

	Six Months Ended June 30,
	2019	2018
ENLK and ENLC Senior Notes	$83.4	$80.0
ENLK Credit Facility	0.3	8.3
ENLC Credit Facility	0.2	1.6
Term Loan	17.1	—
Consolidated Credit Facility	6.1	—
Capitalized interest	(3.8)	(2.9)
Amortization of debt issue costs and net discounts (premiums)	2.8	2.5
Other	(2.2)	(0.4)
Total	$103.9	$89.1

Income (Loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $10.0 million for the six months ended June 30, 2019 compared to $7.4 million for the six months ended June 30, 2018, an increase of $2.6 million. The increase was primarily due to additional income of $1.5 million from our GCF investment as a result of higher fractionation revenues and lower operating expenses and additional income of $1.1 million from our Cedar Cove JV.

Income Tax Benefit (Provision). Income tax benefit was $3.6 million for the six months ended June 30, 2019 compared to an income tax provision of $13.3 million for the six months ended June 30, 2018, a decrease in income tax provision of $16.9 million. The decrease in income tax provision was primarily attributable to lower taxable income between periods. See “Item 1. Financial Statements—Note 7” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $66.7 million for the six months ended June 30, 2019 compared to net income of $118.9 million for the six months ended June 30, 2018, a decrease of $52.2 million. This decrease was primarily due to the conversion of ENLK common units as a result of the Merger. Subsequent to the Merger, ENLC’s non-controlling interest is comprised of ENLK’s Series B Preferred Units, ENLK’s Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of the Ascension JV, and other minor non-controlling interests.

Critical Accounting Policies

Information regarding our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, except for our critical accounting policy on leases, which changed as a result of the adoption of ASC 842 on January 1, 2019. See “Item 1. Financial Statements—Note 5” for information on our leases accounting policy.

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

 In March 2014, at the time of our transactions with Devon that led us to become publicly held, we recorded goodwill in our corporate reporting unit at ENLC that was associated with the General Partner’s incentive distribution rights in ENLK. Prior to the completion of the Merger in January 2019, ENLC’s aggregate fair value of its reporting units was in excess of the consolidated book value of its assets, including all goodwill, which would not have resulted in a goodwill impairment on a consolidated basis. Upon the completion of the Merger, in accordance with ASC 350, Intangibles-Goodwill and other (“ASC 350”), the portion of goodwill on our corporate reporting unit that was previously associated with the General Partner’s incentive distribution rights in ENLK was required to be reallocated to the four remaining reporting units based on the relative fair value of each of the reporting units, with $184.6 million allocated to our Permian segment, $125.7 million allocated to our North Texas segment, $623.1 million allocated to our Oklahoma segment, and $186.5 million allocated to our Louisiana segment. As a result of the allocated goodwill, we recognized a $186.5 million impairment related to our Louisiana segment during the first quarter of 2019, which is reflected in the consolidated statement of operations for the six months ended June 30, 2019. As a result of our latest goodwill impairment test performed as of March 31, 2019, the fair values of our Permian and North Texas segment assets exceeded their respective carrying values by 3% and 5%, respectively. No events or changes in circumstances occurred during the three months ended June 30, 2019 indicating that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Thus, we did not perform an interim impairment test of our goodwill as of June 30, 2019.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $521.5 million for the six months ended June 30, 2019 compared to $429.3 million for the six months ended June 30, 2018. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Operating cash flows before working capital	$429.5	$444.0
Changes in working capital	92.0	(14.7)

Operating cash flows before changes in working capital decreased $14.5 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The primary contributors to the decrease in operating cash flows were as follows:

•
General and administrative expenses excluding unit-based compensation increased $19.3 million primarily due to higher transaction costs related to the Merger. For more information, see “Results of Operations.”

•	Operating expenses excluding unit-based compensation increased $11.7 million primarily due to expanded operations. For more information, see “Results of Operations.”

•	Interest expense, excluding amortization of debt issue costs and net discounts, increased $16.7 million.

These decreases to operating cash flows were partially offset by a $33.8 million increase in gross operating margin, excluding unrealized gains and losses on derivative activity and excluding non-cash revenue recognized from the restructuring of a contract. The changes in working capital for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $426.9 million for the six months ended June 30, 2019, compared to $401.8 million for the six months ended June 30, 2018. Our primary investing cash flows were as follows (in millions):

	Six Months Ended June 30,
	2019	2018
Growth capital expenditures	$(406.7)	$(385.9)
Maintenance capital expenditures	(21.7)	(18.5)

Growth capital expenditures increased $20.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily due to the capital expenditures on the Lobo III cryogenic gas processing plant expansion, the Thunderbird Plant, the expansion of our Cajun-Sibon NGL pipeline, and the expansion of the Riptide processing plant.

Cash Flows from Financing Activities. Net cash used in financing activities was $136.0 million for the six months ended June 30, 2019 and $21.9 million for the six months ended June 30, 2018. Our primary financing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2019	2018
Net borrowings on the ENLK Credit Facility	$—	$520.0
Net borrowings (repayments) on the ENLC Credit Facility	(111.4)	9.8
Net borrowings on the Consolidated Credit Facility	200.0	—
Net repayments on the ENLK 2019 unsecured senior notes	(400.0)	—
Net borrowings on the ENLC 2029 unsecured senior notes	500.0	—
Contributions by non-controlling interests	45.2	54.3
Payment of installment payable for EOGP acquisition	—	(250.0)
Distribution to members	(188.2)	(95.7)
Distributions to ENLK common units and Series B and C Preferred Units	(150.0)	(232.1)
Distributions to joint venture partners	(12.7)	(23.4)

On April 9, 2019, we issued $500.0 million in aggregate principal amount of ENLC’s 2029 Notes at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2019. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes.

For the six months ended June 30, 2019, contributions by non-controlling interests included $45.2 million from NGP to the Delaware Basin JV. For the six months ended June 30, 2018, contributions by non-controlling interests included $54.3 million from NGP to the Delaware Basin JV.

Distributions to non-controlling interests included distributions paid to public unitholders of ENLK common units, Series B Preferred Units, and Series C Preferred Units, as well as distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV. Subsequent to the closing of the Merger, ENLK no longer has publicly held common units. See “Item 1. Financial Statements—Note 8” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units.

For the six months ended June 30, 2019 and June 30, 2018, distributions to non-controlling interests included $45.2 million and $44.2 million, respectively, to the holders of the Series B Preferred Units and Series C Preferred Units.

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

We expect our remaining 2019 growth capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $269 million to $349 million, net of $65 million to $88 million which we expect to come from our joint venture partners. We expect our remaining 2019 maintenance capital expenditures to be approximately $23 million to $33 million. Our primary capital projects for the remainder of 2019 include the completion of the Riptide processing plant expansion, commencement of construction of a new gas processing plant in the Delaware Basin, and continued development of our existing systems. See “Recent Developments” for further details.

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

Off-Balance Sheet Arrangements. No off-balance sheet arrangements existed as of June 30, 2019.

Total Contractual Cash Obligations. A summary of contractual cash obligations as of June 30, 2019 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations	$3,600.0	$—	$—	$—	$—	$—	$3,600.0
Term Loan	850.0	—	—	850.0	—	—	—
Consolidated Credit Facility	200.0	—	—	—	—	—	200.0
Interest payable on fixed long-term debt obligations	2,604.5	90.3	176.0	176.0	176.0	176.0	1,810.2
Capital lease obligations	0.4	0.4	—	—	—	—	—
Operating lease obligations	146.5	13.5	22.4	16.1	9.4	8.9	76.2
Purchase obligations	31.7	31.7	—	—	—	—	—
Pipeline capacity and deficiency agreements (1)	205.0	18.6	36.6	36.5	31.0	28.1	54.2
Inactive easement commitment (2)	10.0	—	—	—	10.0	—	—
Total contractual obligations	$7,648.1	$154.5	$235.0	$1,078.6	$226.4	$213.0	$5,740.6
____________________________

(1)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(2)	Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

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

Indebtedness

In December 2018, we entered into the Consolidated Credit Facility, which permits us to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. At the closing of the Merger, the ENLC Credit Facility was canceled, the Consolidated Credit Facility became available for borrowings and letters of credit, and ENLK became a guarantor under the Consolidated Credit Facility. As of June 30, 2019, there was $200.0 million in outstanding borrowings under the Consolidated Credit Facility and $5.0 million in outstanding letters of credit.

In December 2018, ENLK entered into the Term Loan and used the net proceeds to repay borrowings under the ENLK Credit Facility. At the closing of the Merger, the Term Loan was assumed by us, and ENLK became a guarantor of the Term Loan.
In addition, as of June 30, 2019, we have $3.6 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047.

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

Commodity Price Risk

We are subject to risks due to fluctuations in commodity prices. Approximately 90% of our gross operating margin for the six months ended June 30, 2019 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

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

2.
Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the six months ended June 30, 2019, less than 1% of our gross operating margin was generated from processing margin contracts.

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

For the six months ended June 30, 2019, approximately 8% of our gross operating margin was generated from POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at June 30, 2019 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Fair Value Asset/(Liability) (In millions)
July 2019 - March 2020	Ethane	357 (MBbls)	$0.2098/gal	Index	$(0.6)
July 2019 - March 2020	Propane	522 (MBbls)	Index	$0.5229/gal	2.6
July 2019 - September 2019	Normal butane	16 (MBbls)	Index	$0.5591/gal	0.3
July 2019 - September 2019	Natural gasoline	40 (MBbls)	Index	$1.1165/gal	0.1
July 2019 - October 2019	Natural gas	24,036 (MMBtu/d)	Index	$2.1606/MMBtu	—
July 2019 - December 2022	Crude and condensate	13,129 (MBbls)	Index	$57.62/bbl	11.3
					$13.7
____________________________

(1)	Weighted average.

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

As of June 30, 2019, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments were a net fair value asset of $13.7 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $3.7 million in the net fair value of these contracts as of June 30, 2019.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility and the Term Loan. At June 30, 2019, we had $200.0 million and $850.0 million in outstanding borrowings under the Consolidated Credit Facility and the Term Loan, respectively. In April 2019, we entered into $850.0 million of interest rate swaps to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. These swaps have been designated as cash flow hedges. See “Item 1. Financial Statements—Note 12” for more information on our outstanding derivatives. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $2.0 million and $8.5 million for the Consolidated Credit Facility and Term Loan, respectively. This change in interest expense would be partially offset by an $8.5 million change related to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured note due in 2029 as these are fixed-rate obligations. The estimated fair value of the senior unsecured notes was approximately $3,430.4 million as of June 30, 2019, based on market prices of similar debt at June 30, 2019. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $258.6 million decrease in fair value of the senior unsecured notes at June 30, 2019. See “Item 1. Financial Statements—Note 6” for more information on our outstanding indebtedness.

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2019), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b)    Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASC 842. The adoption of this accounting standard had no material impact on our operating income, results of operations, financial condition, or cash flows. While the adoption of ASC 842 did not materially affect our internal control over financial reporting, we did implement certain changes to our related lease control activities, including changes to our policies related to leases, training, ongoing lease contract review requirements, and gathering of information to comply with disclosure requirements. Furthermore, there has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased under the Plans or Programs
April 1, 2019 to April 30, 2019	—	$—	—	—
May 1, 2019 to May 31, 2019	11,222	11.58	—	—
June 1, 2019 to June 30, 2019	172	10.31	—	—
Total	11,394	$11.56	—	—
____________________________

(1)	The common units were not re-acquired pursuant to any repurchase plan or program.

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
The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended June 30, 2019 and 2018 and March 31, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018, and (v) the Notes to Consolidated Financial Statements.

104 *	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________

*	Filed herewith.
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

August 7, 2019