Form 10-K
period 2019-12-31
EnLink Midstream, LLC
filed 2020-02-26
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR
☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-36336
ENLINK MIDSTREAM, LLC
(Exact name of registrant as specified in its charter)

Delaware		46-4108528
(State of organization)		(I.R.S. Employer Identification No.)

1722 Routh St.,	Suite 1300
Dallas,	Texas	75201
(Address of principal executive offices)		(Zip Code)

(214) 953-9500
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Exchange on which Registered
Common Units Representing Limited Liability Company Interests	ENLC	The New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common units representing limited liability company interests held by non-affiliates of the registrant was approximately $2.7 billion on June 30, 2019, based on $10.09 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

At February 19, 2020, there were 488,445,794 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 EDA
Equity Distribution Agreement entered into by ENLK in November 2014 with BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Raymond James & Associates, Inc. and RBC Capital Markets, LLC to sell up to $350.0 million in aggregate gross sales of ENLK’s common units from time to time through an “at the market” equity offering program.

2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
2017 EDA
Equity Distribution Agreement entered into by ENLK in August 2017 with UBS Securities LLC, Barclays Capital Inc., BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., and Wells Fargo Securities, LLC (collectively, the “ENLK Sales Agents”) to sell up to $600.0 million in aggregate gross sales of ENLK’s common units from time to time through an “at the market” equity offering program.

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

ENLC EDA
Equity Distribution Agreement entered into by ENLC in February 2019 with RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Jefferies LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., SunTrust Robinson Humphrey, Inc., and Wells Fargo Securities, LLC (collectively, the “ENLC Sales Agents”) to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program.

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

EOGP
EnLink Oklahoma Gas Processing, LP or EnLink Oklahoma Gas Processing, LP together with, when applicable, its consolidated subsidiaries. Since January 31, 2019, EOGP has been a wholly-owned subsidiary of the Operating Partnership.

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

GIP Transaction	On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP.
Goldman Sachs	Goldman Sachs Group, Inc.
GP Plan	The General Partner’s Long-Term Incentive Plan.
Greater Chickadee	Crude oil gathering system in Upton and Midland counties, Texas in the Permian Basin.
Gross Operating Margin
Revenue less cost of sales. Gross Operating Margin is a non-GAAP financial measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for other information.

HEP	Howard Energy Partners, LP. ENLK sold its 31% ownership interest in HEP in March 2017.
ISDAs	International Swaps and Derivatives Association Agreements.
Managing Member	ENLC’s managing member, EnLink Midstream Manager, LLC.
Mcf	Thousand cubic feet.
MEGA system	Midland Energy Gathering Area system in Midland, Martin, and Glasscock counties, Texas.
Merger	On January 25, 2019, NOLA Merger Sub merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Merger Agreement	The Agreement and Plan of Merger, dated as of October 21, 2018, by and among ENLK, the General Partner, ENLC, the Managing Member, and NOLA Merger Sub related to the Merger.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
NYSE	New York Stock Exchange.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly-owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.

POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Redbud	Redbud crude oil gathering system, a crude oil gathering system in the STACK.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
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

Thunderbird Plant	A gas processing plant in Central Oklahoma.
Tiger Plant	A gas processing plant in the Delaware Basin.
TPG	TPG Global, LLC.
VEX	ENLK’s Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in South Texas.
White Star	White Star Petroleum, LLC.

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

ENLINK MIDSTREAM, LLC

PART I

Item 1. Business

General

ENLC is a Delaware limited liability company formed in October 2013. EnLink Midstream, LLC common units are traded on the NYSE under the symbol “ENLC.” Our executive offices are located at 1722 Routh Street, Suite 1300, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.enlink.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Commission: our Annual Reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our website are available free of charge. Additionally, filings are available on the Commission’s website (www.sec.gov). In this report, the terms “Company” or “Registrant” as well as the terms “ENLC,” “our,” “we,” and “us” or like terms are sometimes used as references to EnLink Midstream, LLC itself or EnLink Midstream, LLC and its consolidated subsidiaries, including ENLK.

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

Devon Transaction

In 2014, we completed a series of transactions with Devon pursuant to which Devon contributed certain subsidiaries and assets to us in exchange for a majority interest in us (the “Devon Transaction”).

GIP Transaction

On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP. As a result of the transaction, GIP acquired control of (i) the Managing Member, (ii) ENLC, and (iii) ENLK, as a result of ENLC’s ownership of the General Partner. See “Item 8. Financial Statements and Supplementary Data—Note 1” for more information on the GIP Transaction.

Simplification of the Corporate Structure

On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. As a result of the Merger:

•
Each issued and outstanding ENLK common unit (except for ENLK common units held by ENLC and its subsidiaries) was converted into 1.15 ENLC common units, which resulted in the issuance of 304,822,035 ENLC common units.

•	The General Partner’s incentive distribution rights in ENLK were eliminated.

•
Certain terms of the Series B Preferred Units were modified pursuant to an amended partnership agreement of ENLK. See “Item 8. Financial Statements and Supplementary Data—Note 8” for additional information regarding the modified terms of the Series B Preferred Units.

•
ENLC issued to Enfield, the current holder of the Series B Preferred Units, for no additional consideration, ENLC Class C Common Units equal to the number of Series B Preferred Units held by Enfield immediately prior to the effective time of the Merger, in order to provide Enfield with certain voting rights with respect to ENLC. ENLC also agreed to issue an additional ENLC Class C Common Unit to the applicable holder of each Series B Preferred Unit for each additional Series B Preferred Unit issued by ENLK in quarterly in-kind distributions. In addition, for each Series B Preferred Unit that is exchanged into an ENLC common unit, an ENLC Class C Common Unit will be canceled.

•	The Series C Preferred Units and all of ENLK’s then-existing senior notes continue to be issued and outstanding following the Merger.

•
Each unit-based award issued and outstanding immediately prior to the effective time of the Merger under the GP Plan was converted into 1.15 awards with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time.

•
Each unit-based award with performance-based vesting conditions issued and outstanding immediately prior to the effective time of the Merger under the GP Plan and the 2014 Plan was modified such that the performance metric for any then outstanding performance award relates (on a weighted average basis) to (i) the combined performance of ENLC and ENLK for periods preceding the effective time of the Merger and (ii) the performance of ENLC for periods on and after the effective time of the Merger.

•
ENLC assumed the outstanding debt under the Term Loan and ENLK became a guarantor thereof. See “Item 8. Financial Statements and Supplementary Data—Note 6” for additional information regarding the Term Loan.

•
We refinanced our existing revolving credit facilities at ENLK and ENLC. In connection with the Merger, we entered into the Consolidated Credit Facility, with respect to which ENLK is a guarantor. See “Item 8. Financial Statements and Supplementary Data—Note 6” for additional information regarding the Consolidated Credit Facility.

•
We were required to allocate the goodwill in our Corporate reporting unit previously associated with the incentive distribution rights in ENLK granted to the General Partner which were created in connection with the Devon Transaction, to the Permian, North Texas, Oklahoma, and Louisiana reporting units. See “Item 8. Financial Statements and Supplementary Data—Note 3” for more information on this transaction.

•
We reduced our deferred tax liability by $399.0 million related to ENLC’s step-up in basis of ENLK’s underlying assets with the offsetting credit in members’ equity. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information on the deferred tax liabilities.

The following diagram depicts our organization and ownership as of December 31, 2019:

Enfield Holdings, L.P. (Delaware)
Public Unitholders
GIP III Stetson II, L.P. (Delaware)
EnLink Midstream Manager, LLC (Delaware)
GIP III Stetson I, L.P. (Delaware)
10.9% Non-economic ENLC Class C Common Units (1)
48.1%
21.1%
Non-economic managing member
19.9%
EnLink Midstream, LLC (Delaware) (NYSE: ENLC)
100% Common units (2)
100%
Enfield Holdings, L.P. (Delaware) (Series B Preferred Units) (2)
Public Unitholders (Series C Preferred Units)
100% Series C Preferred Units (3)
EnLink Midstream GP, LLC (Delaware)
100% Series B Preferred Units (1)
100% GP
EnLink Midstream Partners, LP (Delaware)
EnLink Midstream Operating GP, LLC (Delaware)
100%
0.001% GP
99.999% LP
EnLink Midstream Operating, LP (Delaware)

____________________________

(1)
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

Our midstream energy asset network includes approximately 12,000 miles of pipelines, 21 natural gas processing plants with approximately 5.3 Bcf/d of processing capacity, seven fractionators with approximately 290,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

Across our businesses, we primarily earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodities purchased. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, barge, truck, or rail terminal.

Effective January 1, 2019, we changed our reportable operating segments to reflect how we currently make financial decisions and allocate resources. Prior to January 1, 2019, our reportable operating segments consisted of the following: (i) natural gas gathering, processing, transmission, and fractionation operations located in North Texas and the Permian Basin, primarily in West Texas, (ii) natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana, (iii) natural gas gathering and processing operations located throughout Oklahoma, and (iv) crude rail, truck, pipeline, and barge facilities in West Texas, South Texas, Louisiana, Oklahoma, and ORV. Effective January 1, 2019, we report our financial performance in five segments:

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

For more information about our segment reporting, see “Item 8. Financial Statements and Supplementary Data—Note 15.”

Our Business Strategies

We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in premier production basins and core demand centers, including the Permian Basin, the Louisiana Gulf Coast, Central Oklahoma, and North Texas. Our primary business objective is to provide cash flow stability in our business while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:

•	Enhance the Profitability of Existing Business. We are focused on enhancing the profitability of current operations and our strong, integrated base of assets by:

•	Filling available capacity of our assets and optimizing assets to support increasing demand.

•	Growing market share in areas across our footprint.

•	Reducing costs across our assets.

•	Capitalizing on opportunities to expand and capture business opportunities with customers.

•
Position to Capture Long-term Opportunities. We believe our assets are positioned in some of the most economically advantageous basins in the U.S., as well as key demand centers with growing end-use customers. We expect to grow certain of our systems organically over time by meeting our customers’ midstream service needs that result from their drilling activity in our areas of operation or growth in supply needs. We continually evaluate economically attractive organic expansion opportunities in our areas of operation that allow us to leverage our existing infrastructure, operating expertise, and customer relationships by constructing and expanding systems to meet new or increased demand for our services.

•
Optimize Strong Financial Position. We are focused on strengthening our financial position by achieving long-term capital structure priorities, increasing cash flows, and maintaining balance sheet strength. We believe that maintaining a conservative and balanced capital structure, appropriate leverage, and other key financial metrics will afford us better access to the capital markets at a competitive cost of capital. We also believe a strong financial position provides us the opportunity to grow our business in a prudent manner throughout the cycles in our industry.

•	Drive Organizational Efficiency. We are committed to optimizing costs and efficiencies company-wide, while maintaining a high level of customer service and safety.

Recent Developments

Simplification of the Corporate Structure. On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. See “Item 8. Financial Statements and Supplementary Data—Note 1” for more information on the Merger and related transactions.

Transfer of EOGP Interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership.

Organic Growth

Riptide Processing Plant. In September 2019, we completed construction of a 65 MMcf/d expansion to our Riptide processing plant in the Midland Basin, bringing the total operational processing capacity at the plant to 165 MMcf/d. We are currently in the process of further expanding our Riptide processing plant and expect an additional 55 MMcf/d of operational capacity to be completed during the fourth quarter of 2020.

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

Avenger Crude Oil Gathering System. Avenger is a crude oil gathering system in the northern Delaware Basin supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and began full-service operations during the second quarter of 2019.

Our Assets

Our assets consist of gathering systems, transmission pipelines, processing facilities, fractionation facilities, stabilization facilities, storage facilities, and ancillary assets. Except as stated otherwise, the following tables provide information about our assets as of and for the year ended December 31, 2019:

				Year Ended
				December 31, 2019
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (HP)	Estimated Capacity (1)	Average Throughput (2)
Gas Pipelines
Permian assets:
MEGA System gathering facilities	765	132,500	447	407,000
Lobo gathering system (3)	180	46,900	160	316,400
Permian gas assets (3)	945	179,400	607	723,400

North Texas assets:
Bridgeport rich and lean gathering systems	2,800	206,700	900	762,700
Johnson County gathering system	390	49,000	400	111,700
Silver Creek gathering system	910	53,800	260	285,800
Acacia transmission system	130	16,000	920	491,700
North Texas gas assets	4,230	325,500	2,480	1,651,900

Oklahoma assets:
Central Oklahoma gathering system	1,825	258,700	1,137	1,270,200
Northridge gathering system	140	14,000	65	32,000
Oklahoma gas assets	1,965	272,700	1,202	1,302,200

Louisiana assets:
Louisiana gas gathering and transmission system	3,010	97,400	3,975	2,050,000
Total Gas Pipelines	10,150	875,000	8,264	5,727,500

NGL, Crude Oil, and Condensate Pipelines
Permian assets:
Victoria Express Pipeline	60	—	90,000	16,400
Permian Basin gathering (4)	455	—	238,500	115,600
Permian Crude Oil and Condensate assets	515	—	328,500	132,000

Oklahoma assets:
Central Oklahoma crude oil gathering systems	175	—	160,000	47,300

Louisiana assets:
Cajun-Sibon NGL pipeline system	760	—	185,000	164,200
Ascension NGL pipeline (5)	35	—	50,000	21,300
Ohio River Valley (6)	210	—	25,650	18,900
Louisiana NGL, Crude Oil, and Condensate assets	1,005	—	260,650	204,400

Total NGL, Crude Oil, and Condensate Pipelines	1,695	—	749,150	383,700
____________________________

(1)	Estimated capacity for gas pipelines is MMcf/d. Estimated capacity for liquids and crude and condensate pipelines is Bbls/d.

(2)	Average throughput for gas pipelines is MMBtu/d. Average throughput for NGL, crude, and condensate pipelines is Bbls/d.

(3)
Includes gross mileage, compression, capacity, and throughput for the Delaware Basin JV, which is owned 50.1% by us. Estimated capacity on our Lobo gathering system includes only the Delaware Basin JV’s compression capacity and does not include gas compressed by third parties on our system.

(4)
Estimated capacity is comprised of 188,500 Bbls/d of pipeline capacity and 50,000 Bbls/d of trucking capacity. Our Permian Basin gathering crude and condensate assets include the ECP system, Greater Chickadee system, and Avenger system.

(5)	Includes gross mileage, capacity, and throughput for the Ascension JV, which is owned 50% by us.

(6)	Estimated capacity is comprised of trucking capacity only.

		Year Ended
		December 31, 2019
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMBtu/d)
Permian assets:
MEGA system processing facilities	458	467,400
Lobo processing facilities	375	304,000
Permian assets	833	771,400

North Texas assets:
Bridgeport processing facility	800	580,000
Silver Creek processing system (1)	480	170,500
North Texas assets	1,280	750,500

Oklahoma assets:
Central Oklahoma processing facilities	1,245	1,181,900
Northridge processing facility	200	94,800
Oklahoma assets	1,445	1,276,700

Louisiana assets:
Louisiana gas processing facilities (2)	1,778	400,200
Total Processing Facilities	5,336	3,198,800
____________________________

(1)	The Azle and Goforth processing plants are not operational. These plants represent 50 MMcf/d and 30 MMcf/d, respectively, of the total processing capacity of the Silver Creek processing system.

(2)
The Blue Water, Eunice, and Sabine processing plants are not operational. These plants represent 193 MMcf/d, 350 MMcf/d, and 300 MMcf/d, respectively, of the total processing capacity of the Louisiana gas processing assets.

		Year Ended
		December 31, 2019
Fractionation Facilities	Estimated NGL Fractionation Capacity (Bbls/d)	Average Throughput (Bbls/d)
Permian assets:
Mesquite terminal (1)	15,000	—

North Texas assets:
Bridgeport processing facility (2)	15,000	—

Louisiana assets:
Plaquemine fractionation facility (3)	125,000	79,200
Plaquemine processing plant	5,000	3,300
Eunice fractionation facility	70,000	58,700
Riverside fractionation facility (3)	—	33,600
Louisiana assets	200,000	174,800

Corporate assets:
Gulf Coast Fractionators (4)	56,000	47,600
Total Fractionation Facilities	286,000	222,400
____________________________

(1)	The Mesquite terminal fractionator is not operational.

(2)
Our Bridgeport processing plant in North Texas provides operational flexibility for the related processing plants but are not the primary fractionation facilities for the NGLs produced by the processing plants. Under our current contracts, we do not earn fractionation fees for operating these facilities, so throughput volumes through these facilities are not captured on a routine basis and are not significant to our gross operating margins.

(3)
The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to the Riverside fractionation facility for further processing. The Plaquemine fractionation facility and the Riverside fractionation facility have an aggregate fractionation capacity of 125 MBbls/d.

(4)	Volumes shown reflect our 38.75% ownership in Gulf Coast Fractionators.

		Year Ended
		December 31, 2019
Storage Assets	Storage Type	Estimated Storage Capacity (1)
Permian assets:
Avenger storage	Crude	0.1
VEX storage	Crude	0.2

Oklahoma assets:
Central Oklahoma storage	Crude	0.2

Louisiana assets:
Belle Rose gas storage facility	Gas	11.9
Sorrento gas storage facility	Gas	7.3
Napoleonville NGL storage facility	NGL	6.0
ORV storage	Crude	0.7
____________________________

(1)	Estimated capacity for gas storage is Bcf and includes linefill capacity necessary to operate storage facilities. Estimated capacity for NGL and crude oil storage is MMbbls.

Permian Segment Assets. Our Permian segment assets include gas gathering systems, crude oil gathering systems and storage, gas processing facilities, and a fractionation facility, which assets are primarily in West Texas and New Mexico.

•	Gas Gathering Systems. Our gas gathering systems are connected to our Permian Basin processing assets and consist of the following:

•
MEGA system gathering facilities. This gathering system in the Midland Basin serves as an interconnected system of pipelines and compressors to deliver gas from wellheads in the Permian Basin to the MEGA system processing facilities.

•
Lobo gathering system. This rich natural gas gathering system consists of gathering pipeline and compression assets in the Delaware Basin in Texas and New Mexico. The Lobo gathering system is owned by the Delaware Basin JV.

•	Crude Oil Gathering Systems. Our crude oil gathering systems consist of crude oil and condensate pipelines and above ground storage, including:

•
Avenger. During 2018, we constructed a new crude oil gathering system in the northern Delaware Basin called Avenger. Avenger is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and full-service operations during the second quarter of 2019.

•
Greater Chickadee Gathering System. Greater Chickadee was placed into service in March 2017 and delivers crude oil for customers to Enterprise Product Partners L.P.’s crude oil terminal in West Texas. Greater Chickadee also includes multiple central tank batteries with pump, truck injection, and storage stations to maximize shipping and delivery options for producers.

•
VEX. VEX includes a multi-grade crude oil pipeline with terminals in Cuero and the Port of Victoria and barge docks. The Cuero truck unloading terminal at the origin of the VEX system contains unloading bays and above-ground storage capacity for receipt from, and delivery to, the VEX pipeline. The VEX pipeline terminates at the Port of Victoria Terminal, which has an unloading dock and above-ground storage capacity. The Port of Victoria Terminal delivers to two barge loading docks at the Port of Victoria.

•	ECP System. The ECP System includes trucking and crude gathering pipelines in the Midland Basin.

•	Gas Processing Facilities. Our Permian Basin gas processing facilities include six gas processing plants and consist of the following:

•
MEGA system processing facilities. Our MEGA system natural gas processing facilities are located in Midland, Martin, and Glasscock counties, Texas and operate as a connected system. These assets consist of the Bearkat processing facility with a capacity of 75 MMcf/d, the Deadwood processing facility with a capacity of 58 MMcf/d, the Midmar processing facilities with a capacity of 160 MMcf/d, and the Riptide processing facility with a capacity of 165 MMcf/d.

•
Lobo processing facilities. Our Lobo natural gas processing facilities are located in Loving County, Texas and include Lobo I, Lobo II, and Lobo III, which account for 35 MMcf/d, 140 MMcf/d, and 200 MMcf/d of processing capacity, respectively. The Lobo processing facilities and the connected gathering system are owned by the Delaware Basin JV.

•
Fractionation Facility. The Mesquite fractionator has an approximate capacity of 15,000 Bbls/d and is located at our Midland gas processing plant complex. We idled the Mesquite fractionator and only operate the condensate stabilizer in the Mesquite terminal, which has a capacity of 5,000 Bbls/d.

North Texas Segment Assets. Our North Texas segment assets include gas gathering systems, a gas transmission system, gas processing facilities, and a fractionation facility in the Barnett Shale.

•	Gas Gathering Systems. Our gas gathering systems are connected to our processing assets and consist of the following:

•
Bridgeport rich gas gathering system. A substantial majority of the natural gas gathered on the Bridgeport rich gas gathering system is delivered to the Bridgeport processing facility. Devon is the largest customer on the Bridgeport rich gas gathering system contributing substantially all of the natural gas gathered for the year ended December 31, 2019. As described above, we have extended our fixed-fee gathering agreement with Devon, which was effective after the GIP Transaction, and currently have approximately nine years remaining on a fixed-fee gathering agreement with Devon pursuant to which we provide gathering services on the Bridgeport system.

•
Bridgeport lean gas gathering system. Natural gas gathered on the Bridgeport lean gas gathering system is primarily attributable to Devon and is delivered to the Acacia transmission system and to intrastate pipelines without processing. As described above, we are party to a fixed-fee gathering and processing agreement with Devon that covers gathering services on the Bridgeport system.

•
Johnson County gathering system. Natural gas gathered on this system is primarily attributable to one customer with whom we have a fixed-fee processing agreement that currently has approximately four years remaining.

•	Silver Creek gathering system. Our Silver Creek gathering system is located primarily in Hood, Parker, and Johnson counties, Texas, and connects to the Silver Creek processing system.

•
Gas Transmission System. The Acacia transmission system is a pipeline that connects production from the Barnett Shale to markets in North Texas accessed by Atmos Energy, Brazos Electric, Enbridge Energy Partners, Energy Transfer Partners, Enterprise Product Partners, and GDF Suez. Devon is the largest customer on the Acacia pipeline with approximately four years remaining on a fixed-fee transportation agreement that covers transmission services and includes annual rate escalators.

•	Gas Processing Facilities. Our gas processing facilities in North Texas include four gas processing plants and consist of the following:

•
Bridgeport processing facility. Our Bridgeport natural gas processing facility, located in Wise County, Texas, approximately 40 miles northwest of Fort Worth, Texas, is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants. Devon is the Bridgeport facility’s largest customer, providing substantially all of the natural gas processed for the year ended December 31, 2019. We have extended our fixed-fee processing agreement with Devon, which was effective after the GIP Transaction, and currently have approximately nine years remaining on our agreement with Devon pursuant to which we provide processing services for natural gas delivered by Devon to the Bridgeport processing facility.

•
Silver Creek processing system. Our Silver Creek processing system, located in Weatherford, Azle, and Fort Worth, Texas, includes three processing plants: the Azle plant, the Silver Creek plant, and the Goforth plant, which account for 50 MMcf/d, 400 MMcf/d, and 30 MMcf/d of processing capacity, respectively. During 2018, we idled the Azle and Goforth plants due to decreased volumes. Currently, the processing capacity at the Silver Creek plant is sufficient to process all gas on the Silver Creek processing system.

•
Fractionation Facility. Our Bridgeport processing plant in North Texas also has fractionation capabilities that provide operational flexibility for the related processing plants but is not the primary fractionation facility for the NGLs produced by the processing plants. Under our current contracts, we do not earn fractionation fees for operating this facility, so throughput volumes through this facility are not captured on a routine basis and are not significant to our gross operating margin.

Oklahoma Segment Assets. Our Oklahoma segment assets consist of gas processing facilities, gas gathering systems, and crude oil gathering systems and storage in Southern and Central Oklahoma.

•	Gas Gathering Systems. Our Oklahoma gas gathering systems consist of the following:

•
Central Oklahoma gathering system. The Central Oklahoma gathering system serves the STACK and CNOW plays. In addition, our contractual arrangement with Devon includes an MVC that will remain in effect until December 2020. For 2020, the MVC dictates that approximately 230 MMcf/d of natural gas will be delivered through the Chisholm gathering system.

•	Northridge gathering system. Our Northridge gathering system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma.

•	Gas Processing Facilities. Our gas processing facilities consist of the following:

•
Central Oklahoma processing facilities. The Central Oklahoma processing facilities include the Thunderbird Plant, the Chisholm plants, the Battle Ridge plant, and the Cana processing facilities (collectively, the “Central Oklahoma processing system”), which account for 200 MMcf/d, 560 MMcf/d, 85 MMcf/d, and 400 MMcf/d of processing capacity, respectively. The residue natural gas from the Cana processing facility is delivered to Enable Midstream Partners, LP and an affiliate of ONEOK, Inc. (“ONEOK”). The unprocessed NGLs from the Chisholm facilities are transported by ONEOK to NGL transmission lines, which then transport the NGLs to our fractionators in Louisiana. Devon is the primary customer of the Cana processing facilities. We have extended our fixed-fee processing agreement with Devon, which was effective after the GIP Transaction, and currently have approximately nine years remaining on a fixed-fee gathering and processing agreement with us pursuant to which we provide processing services for natural gas delivered by Devon to the Cana processing facility. Additionally, we have a contractual arrangement with Devon on the Chisholm plants that includes an MVC that will remain in effect until December 2020. For 2020, the MVC dictates that approximately 230 MMcf/d of natural gas will be delivered to the Chisholm plant processing facility.

•
Northridge processing facility. Our Northridge processing plant is located in Hughes County in the Arkoma-Woodford Shale in Southeastern Oklahoma. The residue natural gas from the Northridge processing facility is delivered to CenterPoint Energy, Inc., Enable Midstream Partners, LP, and MPLX LP.

•	Crude Oil Gathering Systems. Our Oklahoma crude and condensate assets have crude oil and condensate pipelines and above ground storage in Central Oklahoma. These assets consist of the following:

•
Central Oklahoma Crude Oil Gathering Systems. Our Central Oklahoma crude oil gathering systems include Black Coyote and Redbud. Black Coyote operates in the core of the STACK play in Central Oklahoma and was built primarily to service acreage dedicated from Devon, which is the anchor customer on the system. Redbud also operates in the core of the STACK play and is supported by a contract with Marathon Oil Company.

Louisiana Segment Assets. Our Louisiana segment assets consist of gas and NGL gathering and transmission pipelines, gas processing facilities, gas and NGL storage, and our ORV crude logistics assets.

•	Transmission and Gathering Systems. The Louisiana gas pipeline system includes gathering and transmission systems, processing facilities, and underground gas storage.

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

•
Gas Processing and Storage Facilities. Our processing facilities in Louisiana include six gas processing plants, of which three are currently operational, and two storage facilities. These assets consist of the following:

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

•	Idled Processing Plants:

•
Blue Water Gas Processing Plant. We operate and own a 64.29% interest in the Blue Water gas processing plant. The Blue Water gas processing plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. Our share of the plant’s capacity is approximately 193 MMcf/d. We have shut down the Blue Water gas processing plant and we do not expect to operate it in the near future unless volumes are sufficient to run the plant.

•
Eunice Processing Plant. The Eunice processing plant is located in South Central Louisiana and has a capacity of 350 MMcf/d of natural gas. We have shut down the Eunice processing plant. The plant is not expected to operate in the near future unless volumes are sufficient to run the plant.

•
Sabine Pass Processing Plant. The Sabine Pass processing plant is located east of the Sabine River in Johnson's Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. We have shut down the Sabine Pass processing plant and do not anticipate reopening the plant based on current market conditions.

•	NGL and Crude Oil Pipeline Systems. Our NGL and crude oil pipeline systems consist of NGL pipelines, crude oil and condensate pipelines, underground NGL storage, and our ORV crude logistics assets.

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

•	Napoleonville Storage Facility. The Napoleonville NGL storage facility is connected to the Riverside facility and is comprised of two existing caverns. The caverns currently provide butane storage.

•
Fractionation Facilities. There are four fractionation facilities located in Louisiana that are connected to our processing facilities and to Mont Belvieu, Texas and other hubs through our Cajun-Sibon pipeline system.

•
Plaquemine Fractionation Facility. The Plaquemine fractionator is located at our Plaquemine gas processing plant complex and is connected to our Cajun-Sibon pipeline. The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to our Riverside facility for further processing. The Plaquemine fractionator, collectively with the Riverside Fractionation Facility, has an approximate capacity of 125,000 Bbls/d of raw-make NGL products.

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

•
Riverside Fractionation Facility. The Riverside fractionator and loading facility are located on the Mississippi River upriver from Geismar, Louisiana. Liquids are delivered to the Riverside fractionator by pipeline from the Pelican processing plants or by third-party truck and rail assets. The loading/unloading facility has the capacity to transload 15,000 Bbls/d of crude oil and condensate from rail cars to barges.

Corporate Segment Assets. Our Corporate segment assets primarily consist of our 38.75% ownership interest in GCF and 30% ownership interest in the Cedar Cove JV.

•
GCF. We own a 38.75% interest in GCF, with the remaining interests owned 22.5% by Phillips 66, and 38.75% by Targa Resources Partners, LP. GCF owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. Phillips 66 is the operator of the fractionator. GCF receives raw mix NGLs from customers, fractionates the raw mix, and redelivers the finished products to customers for a fee.

•
Cedar Cove JV. We own a 30% interest in the Cedar Cove JV, which operates gathering and compression assets in Blaine County, Oklahoma that tie into our existing Oklahoma assets. Kinder Morgan, Inc. owns a 70% interest in, and is the operator of, the Cedar Cove JV. All gas gathered by the Cedar Cove JV is processed by our Central Oklahoma processing facilities.

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

Balancing Supply and Demand

When we purchase natural gas, NGLs, crude oil, and condensate, we establish a margin normally by selling it for physical delivery to third-party users. We can also use over-the-counter derivative instruments or enter into future delivery obligations under futures contracts on the New York Mercantile Exchange (“NYMEX”) related to our natural gas purchases to balance our margin position. Through these transactions, we seek to maintain a position that is balanced between (1) purchases and (2) sales or future delivery obligations. Our policy is not to acquire and hold natural gas, NGL, or crude oil futures contracts or derivative products for the purpose of speculating on price changes.

Competition

The business of providing gathering, transmission, processing, and marketing services for natural gas, NGLs, crude oil, and condensate is highly competitive. We face strong competition in obtaining natural gas, NGLs, crude oil, and condensate supplies and in the marketing, transportation, and processing of natural gas, NGLs, crude oil, and condensate. Our competitors include major integrated and independent exploration and production companies, natural gas producers, interstate and intrastate pipelines, other natural gas, NGLs, and crude oil and condensate gatherers, and natural gas processors. Competition for natural gas and crude oil and condensate supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency, and reliability of the gatherer, and the pricing arrangements offered by the gatherer. For areas where acreage is not dedicated to us, we compete with similar enterprises in providing additional gathering and processing services in its respective areas of operation. Many of our competitors may offer more services or have stronger financial resources and access to larger natural gas, NGLs, crude oil, and condensate supplies than we do. Our competition varies in different geographic areas.

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

	Year Ended December 31,
	2019	2018	2017
Devon	10.5%	10.4%	14.4%
Dow Hydrocarbons and Resources LLC	10.0%	11.1%	11.2%
Marathon Petroleum Corporation	13.8%	11.5%	(1)
____________________________

(1)	Consolidated revenues for Marathon Petroleum Corporation did not exceed 10% of our consolidated revenues for the year ended December 31, 2017.

Regulation

Natural Gas Pipeline Regulation. We own an interstate natural gas pipeline that is subject to regulation as a natural gas company by the FERC under the Natural Gas Act (“NGA”). FERC regulates the rates and terms and conditions of service on interstate natural gas pipelines, as well as the certification, construction, modification, expansion, and abandonment of facilities.
The rates and terms and conditions of service for our interstate pipeline services regulated by FERC must be just and reasonable and not unduly preferential or unduly discriminatory, although negotiated rates may be accepted in certain circumstances. Such rates and terms and conditions of service are set forth in FERC-approved tariffs. Proposed rate increases and changes to our tariff are subject to FERC approval. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by FERC on its own initiative, and proposed new or changed rates may be challenged by protest. If protested, a rate increase may be suspended for up to five months and collected, subject to refund. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation.

The cost-of-service rates charged by our FERC regulated natural gas pipeline may also be affected by FERC’s income tax allowance policy, although we do not currently expect to experience any impact to financial results as a result of this policy. In July 2016, the United States Court of Appeals for the District of Columbia Circuit issued its opinion in United Airlines, Inc., et al.v. FERC, finding that FERC had acted arbitrarily and capriciously when it failed to demonstrate that permitting SFPP, L.P., then an interstate petroleum products pipeline organized as a master limited partnership, to include an income tax allowance in the cost of service underlying its rates in addition to the discounted cash flow return on equity would not result in the pipeline double-recovering its investors’ income taxes. The court vacated FERC’s order and remanded to FERC. In March 2018, FERC issued an Order on Remand to SFPP, L.P. and simultaneously issued a revised policy statement disallowing master limited partnerships from recovering both an income tax allowance for the partners’ tax costs and a discounted cash flow return on equity in their cost-of-service rates. The revised policy statement further provides that FERC will address the application of this policy to partnerships and pass-through entities that are not organized as master limited partnerships in subsequent proceedings on a case-by-case basis as the issue arises. In July 2018, FERC dismissed the requests for rehearing of the revised policy statement and provided guidance that if a pipeline organized as a master limited partnership or other pass-through entity eliminates its income tax allowance from its cost of service, FERC anticipates that such pipeline will also remove accumulated deferred income taxes from its cost of service. FERC further required all interstate natural gas pipelines to file a one-time informational filing in 2018 on a new form in order to collect information to evaluate the impact of the 2017 Tax Cuts and Jobs Act and the revised policy statement on such pipelines.

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

Natural Gas Storage Regulation. In December 2016, the DOT’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) issued an interim final rule (“IFR”) that addresses safety issues related to downhole facilities located at both intrastate and interstate underground storage facilities. The IFR incorporates by reference two of the American Petroleum Institute’s Recommended Practice standards and mandates certain reporting requirements for operators of underground natural gas storage facilities. Under the IFR, all intrastate transportation related underground natural gas storage facilities will become subject to minimum federal safety standards and be inspected by PHMSA or by a state entity that has chosen to expand its authority to regulate these facilities under a certification filed with PHMSA. The IFR became effective on January 18, 2017, with a compliance deadline of January 18, 2018. PHMSA subsequently determined, however, that it will not issue enforcement citations to any operators for violations of provisions of the IFR that had previously been non-mandatory provisions of American Petroleum Institute Recommended Practices 1170 and 1171 until one year after PHMSA issues a final rule. On October 19, 2017, PHMSA formally reopened the comment period on the IFR in response to a petition for reconsideration. On January 13, 2020, PHMSA transmitted a final rule to the Office of the Federal Register for publication. This final rule has not yet been published or made available for public review. However, PHMSA has issued statements indicating that the final rule will be consistent with the December 2016 IFR. We are in compliance with this IFR.

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

In October 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years.

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

In addition, the EPA included Wise County, the location of our Bridgeport facility, in its January 2012 revision to the Dallas-Fort Worth ozone nonattainment area (“DFW area”) for the 2008 revised ozone national ambient air quality standard (“NAAQS”). Effective September 23, 2019, the DFW area was reclassified to a serious nonattainment area under this standard, potentially requiring the state to adopt more stringent permitting requirements. Under the area’s serious nonattainment designation, new major sources in Wise County, meaning sources that emit greater than 50 tons/year of nitrogen oxides (“NOx”) and volatile organic compounds (“VOCs”), as well as major modifications of existing facilities in the county resulting in net emissions increases of greater than 25 tons/year of NOx or VOCs, are subject to more stringent new source review (“NSR”) pre-construction permitting requirements than they would be in an area that is in attainment with the 2008 ozone NAAQS. NSR pre-construction permits can take twelve to eighteen months to obtain and require the permit applicant to offset the proposed emission increases with reductions elsewhere at a 1.2 to 1 ratio.

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

Effective May 15, 2012, the EPA promulgated rules under the Clean Air Act that established new air emission controls for oil and natural gas production, pipelines, and processing operations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) programs. These rules require the control of emissions through reduced emission (or “green”) completions and establish specific new requirements regarding emissions from wet seal and reciprocating compressors, pneumatic controllers, and storage vessels at production facilities, gathering systems, boosting facilities, and onshore natural gas processing plants. In addition, the rules revised existing requirements for VOC emissions from equipment leaks at onshore natural gas processing plants by lowering the leak definition for valves from 10,000 parts per million to 500 parts per million and requiring the monitoring of connectors, pumps, pressure relief devices, and open-ended lines. These rules required a number of modifications to our assets and operations. In October 2012, several challenges to the EPA’s NSPS and NESHAPs rules for the industry were filed by various parties, including environmental groups, and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since revised certain aspects of the rules.

In partial response to the issues raised regarding the 2012 rulemaking, the EPA recently finalized new rules that took effect August 2, 2016 to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector under the NSPS. In October 2018, and pursuant to its reconsideration, the EPA proposed a rule that would amend certain requirements of the NSPS standard. In August 2019, EPA published a rule proposing to reconsider certain aspects of both the 2012 and 2016 rules. This proposed rule would remove sources in the transmission and storage segments from the regulated source category and would rescind the application of the NSPS and methane-specific requirements to these sources. The rule remains in effect pending reconsideration. Depending on the outcome of such proceedings, the rules may be further modified or rescinded, or the EPA may issue new rules. We cannot predict the costs of compliance with any modified or newly issued rules.

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

Other federal agencies have also taken steps to impose new or more stringent regulations on the oil and gas sector in order to further reduce methane emissions. For example, the BLM adopted new rules on November 15, 2016, to be effective on January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while the effective date of others was delayed until 2019 pending reconsideration. In September 2018, BLM published a final rule that rescinded several requirements of the 2016 methane rules. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains possible. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business. However, the status of recent and future rules and rulemaking initiatives under the Trump Administration remains uncertain.

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

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative, and judicial developments are likely to occur. Such developments in greenhouse gas initiatives may affect us and other companies operating in the oil and gas industry. In addition to these developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against greenhouse gas emissions sources, which may increase our litigation risk for such claims. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the withdrawal will be effective in November 2020. There are no guarantees that the agreement will not be re-implemented in the U.S., or re-implemented in part by specific U.S. states or local governments. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, we cannot predict the financial impact of related developments on us.

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

Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. In June 2015, the EPA and the U.S. Army Corps of Engineers (“USACE”) finalized a rule intended to clarify the meaning of the term “waters of the United States,” (“WOTUS”) which establishes the scope of regulated waters under the Clean Water Act. The rule has been challenged and was stayed by federal courts. If upheld, the rule is expected to expand federal jurisdiction under the Clean Water Act. On February 6, 2018, EPA and USACE published a final rule to postpone the effectiveness of the WOTUS rule until February 6, 2020. The February 2018 delay rule is subject to pending judicial challenges in multiple federal district courts. In October 2019, EPA and USACE issued a final rule that repealed the 2015 WOTUS definition and reinstated the agencies’ narrower pre-2015 scope of federal CWA jurisdiction. In January 2020, EPA and USACE promulgated a new WOTUS definition that continues to provide a narrower scope of federal CWA jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal CWA jurisdiction. Judicial challenges to EPA’s October 2019 final rule to repeal the 2015 WOTUS definition are currently before multiple federal district courts and challenges to EPA’s January 2020 rule are anticipated. If the October 2019 final rule is vacated and the expanded scope of jurisdiction in the 2015 rule is ultimately implemented, or to the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. Regulations promulgated pursuant to the Clean Water Act require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System (“NPDES”) permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed by our permits and that continued compliance with such existing permit conditions will not have a material effect on our financial condition, results of operations, or cash flows.

We operate brine disposal wells that are regulated as Class II wells under the SDWA. The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting, and closure requirements. Our brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the SDWA, such as the Ohio Department of Natural Resources rules that took effect October 1, 2012. These rules set new, more stringent standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state-of-the-art technology. The Ohio Department of Natural Resources also imposes requirements on the transportation and disposal of brine. Compliance with current and future laws and regulations regarding our brine disposal wells may impose substantial costs and restrictions on our brine disposal operations, as well as adversely affect demand for our brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. However, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, TRRC rules allow the TRRC to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. In the state of Ohio, the Ohio Department of Natural Resources (“ODNR”) requires a seismic study prior to the authorization of any new disposal well. In addition, the ODNR has instituted a continuous monitoring network of seismographs and is able to curtail injected volumes regionally based upon seismic activity detected. The Oklahoma Corporation Commission (“OCC”) has also taken steps to focus on induced seismicity, including increasing the frequency of required recordkeeping for wells that dispose into certain formations and considering seismic information in permitting decisions. For instance, on August 3, 2015, the OCC adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes, the implementation of which has involved reductions of injection or shut-ins of disposal wells. The OCC also released well completion seismicity guidelines in December 2016 for operators in the STACK play that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity. To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs, and restrictions on our brine disposal operations. Such regulations could also affect our customers’ injection well operations and, therefore, impact our gathering business.

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

Employees

As of December 31, 2019, we (through our subsidiaries) employed 1,355 full-time employees. Of these employees, 296 were general and administrative, engineering, accounting, and commercial personnel, and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

Item 1A. Risk Factors

The following risk factors and all other information contained in this report should be considered carefully when evaluating us. These risk factors could affect our actual results. Other risks and uncertainties, in addition to those that are described below, may also impair our business operations. If any of the following risks occur, our business, financial condition, results of operations, or cash flows (including our ability to make distributions to our unitholders and noteholders) could be affected materially and adversely. In that case, we may be unable to make distributions to our unitholders and the trading price of our common units could decline. In this report, the terms “Company” or “Registrant,” as well as the terms “ENLC,” “our,” “we,” “us” or like terms, are sometimes used to refer to EnLink Midstream, LLC itself or EnLink Midstream, LLC and its consolidated subsidiaries, including ENLK and its consolidated subsidiaries. Readers are advised to refer to the context in which terms are used, and to read these risk factors in conjunction with other detailed information concerning our business as set forth in our accompanying financial statements and notes and contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Risks Inherent in an Investment in ENLC

GIP owns approximately 45.9% of ENLC’s outstanding common units as of February 19, 2020 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including GIP, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

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

ENLC’s unitholders are unable to remove the Managing Member without its consent because the Managing Member and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding ENLC common units voting together as a single class is required to remove the Managing Member. As of February 19, 2020, the Managing Member and its affiliates owned approximately 45.9% of the outstanding ENLC common units.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with the GIP Transaction (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. Moreover, any change of control of the Managing Member would permit the lenders under ENLC’s Consolidated Credit Facility and Term Loan to declare all amounts thereunder immediately due and payable, and if any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

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

Our Managing Member may transfer its managing member interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our operating agreement does not restrict the ability of GIP to transfer all or a portion of the ownership interest in the Managing Member to a third party. If the managing member interest were transferred, the new owner of the Managing Member would then be in a position to replace the board of directors and officers of the Managing Member with its own choices and thereby exert significant control over the decisions made by such board of directors and officers. This effectively permits a “change of control” of the Managing Member without the vote or consent of the unitholders. On July 18, 2018, Devon sold its equity interests in us and our Managing Member to affiliates of GIP. For more information about the GIP Transaction, see “Item 8. Financial Statements and Supplementary Data—Note 1.”

We may issue additional units, including units that are senior to ENLC common units, without the approval of the holders of common units, which would dilute existing ownership interests.

Our operating agreement does not limit the number of additional membership interests that we may issue at any time without the approval of our unitholders, except that our operating agreement restricts our ability to issue any membership interests senior to or on parity with the Series B Preferred Units with respect to distributions on such membership interests or upon liquidation without the affirmative vote of the holders of a majority of our outstanding ENLC Class C Common Units, voting separately as a class. The issuance by us of additional ENLC common units or other equity securities of equal or senior rank will have the following effects:

•	each unitholder’s proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•	the relative voting strength of each previously outstanding unit may be diminished; and

•	the market price of ENLC common units may decline.

The ENLC Class C Common Units give the holders thereof certain rights relating to our business and management, and the ability to exchange such holder’s Series B Preferred Units into our common units, which could cause dilution to our common unitholders.

Immediately following the closing of the Merger, ENLC issued to Enfield 58,728,994 ENLC Class C Common Units in order to provide Enfield with certain voting rights at ENLC in accordance with our operating agreement. Following the Merger, for each additional Series B Preferred Unit issued by ENLK pursuant to its partnership agreement, ENLC will issue an additional Class C Common Unit to the applicable holder of Series B Preferred Units, so that the number of ENLC Class C Common Units issued and outstanding will always equal the number of Series B Preferred Units issued and outstanding. In connection with the issuance of the ENLC Class C Common Units, ENLC, the Managing Member, and GIP III Stetson I, L.P. entered into a board representation agreement with TPG VII Management, LLC, an affiliate of Enfield (“TPG Management”), pursuant to which TPG Management is entitled to appoint one director to the Manager Board, subject to certain conditions and limitations. In addition, the holders of ENLC Class C Common Units will vote with the holders of common units as a single class on all matters on which holders of common units are entitled to vote. Each Class C Common Unit will be entitled to the number of votes equal to the number of common units into which a Series B Preferred Unit is then exchangeable, which is the product of the number of Series B Preferred Units being exchanged multiplied by 1.15 (subject to certain adjustments).

In addition, the holders of Class C Common Units are entitled to vote as a separate class on any matter that (i) adversely affects the rights, preferences, and privileges of the ENLC Class C Common Units or the Series B Preferred Units, including certain leverage ratio restrictions and other minority protections with respect to substantially the same matters for which the holders of Series B Preferred Units have approval rights under the ENLK partnership agreement, or (ii) amends or modifies any of the terms of the ENLC Class C Common Units or Series B Preferred Units. The approval of a majority of the ENLC Class C Common Units is required to approve any matter for which the holders of ENLC Class C Common Units are entitled to vote as a separate class. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Furthermore, the exchange of the Series B Preferred Units into common units, which Enfield may elect to cause at any time, may cause substantial dilution to the holders of the common units. On an as-exchanged basis, the Series B Preferred Units (and the corresponding voting power of the ENLC Class C Common Units) represent approximately 10.9% of the membership interests of ENLC.

GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units.

As of February 19, 2020, GIP held 224,355,359 ENLC common units. Additionally, we have agreed to provide GIP with certain registration rights with respect to the ENLC common units held by it. The sale of these units could have an adverse impact on the price of ENLC common units or on any trading market that may develop.

Our Managing Member has a call right that may require unitholders to sell their ENLC common units at an undesirable time or price.

If at any time the Managing Member and its affiliates own more than 90% of ENLC’s common units, the Managing Member will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of ENLC common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of ENLC common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by the Managing Member or any of its affiliates for ENLC common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their ENLC common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our Managing Member is not obligated to obtain a fairness opinion regarding the value of ENLC common units to be repurchased by it upon exercise of the call right. There is no restriction in our operating agreement that prevents the Managing Member from issuing additional ENLC common units and exercising its call right. If the Managing Member exercised its call right, the effect would be to take us private. As of February 19, 2020, GIP owned an aggregate of approximately 45.9% of outstanding ENLC common units.

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

As of February 19, 2020, approximately 54.1% of ENLC common units were held by public unitholders. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of ENLC common units, and limit the number of investors who are able to buy ENLC common units. The market price of ENLC common units may be influenced by many factors, some of which are beyond our control, including:

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

•
the requirement that we have a compensation committee of the board, composed entirely of independent directors, that is responsible for reviewing and approving corporate goals and objectives relevant to chief executive officer compensation, evaluation of the chief executive officer’s performance in light of the goals and objectives, determination and approval of the chief executive officer’s compensation, making recommendations to the board with respect to compensation of other executive officers and incentive compensation and equity-based plans that are subject to board approval and producing a report on executive compensation to be included in an annual proxy statement or Form 10-K filed with the Commission;

•	the requirement that we conduct an annual performance evaluation of the nominating, corporate governance and compensation committees; and

•	the requirement that we have written charters for the nominating, corporate governance and compensation committees addressing the committees’ responsibilities and annual performance evaluations.

For so long as we remain a controlled company, we will not be required to have a majority of independent directors or nominating, corporate governance or compensation committees composed entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Our cash flow consists almost exclusively of cash flows from ENLK.

Currently, our only cash-generating asset is our partnership interest in ENLK. Our cash flow is therefore completely dependent upon the ability of ENLK to generate cash or our ability to borrow under the Consolidated Credit Facility.

The amount of cash that ENLK can provide to us each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

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

In addition, the actual amount of cash generated by ENLK that will be available to us will depend on other factors, some of which are beyond its control, including:

•	the level of capital expenditures ENLK makes;

•	the cost of acquisitions, if any;

•	ENLK’s debt service requirements and distribution requirements with respect to Series B Preferred Units and Series C Preferred Units;

•	fluctuations in its working capital needs;

•	prevailing economic conditions; and

•	the amount of cash reserves established by the General Partner in its sole discretion for the proper conduct of business.

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

We are treated as a corporation for tax purposes that is required to pay federal and state income tax on our taxable income at corporate rates. Historically, we have had net operating losses (“NOLs”) that eliminated substantially all of our taxable income and, thus, we historically have not had to pay material amounts of income taxes. We anticipate generating NOLs for tax purposes during 2020, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event we do generate taxable income, federal and state income tax liabilities will reduce the cash available for distribution to our unitholders.

Tax legislation was enacted during 2017 which, among other things, (i) reduced the U.S. corporate income tax rate from 35% to 21%, (ii) generally limits our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year, (iii) permits us to offset only 80% (rather than 100%) of our taxable income with any NOLs we generate after 2017, and (iv) eliminated the deduction for certain domestic production activities. Currently we do not expect the provisions of the 2017 tax legislation, taken as a whole, to have any material adverse impact on our cash tax liabilities, financial condition, results of operations, or cash flows. However, it is possible in the future that the NOL and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes.

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

The occurrence of certain bankruptcy events affecting ENLK or our failure to continue to control ENLK could constitute an event of default under the Consolidated Credit Facility and the Term Loan.

Under the terms of the Consolidated Credit Facility and the Term Loan, certain events of default relate specifically to events relating to ENLK, as a guarantor of the Consolidated Credit Facility and the Term Loan, including certain bankruptcy events affecting ENLK or any event that causes us to no longer indirectly control ENLK.

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

Changes in the method of determining the London Interbank Offered Rate, or the replacement of the London Interbank Offered Rate with an alternative reference rate, may adversely affect interest expense related to outstanding debt.

Amounts drawn under the Consolidated Credit Facility and the Term Loan currently bear interest at rates based on the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Consolidated Credit Facility and the Term Loan include a mechanism to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR. If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest under the Consolidated Credit Facility and Term Loan will bear interest at higher rates based on the prime rate until such amendment or other contractual amendment is established.  Even where we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and our earnings may be subject to volatility.  In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in our interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.

Risks Inherent in our Business

We are dependent on Devon for a substantial portion of the natural gas that we gather, process, and transport. The expiration of a five-year MVC from Devon in December 2020 will result in a decline in our operating results and cash available for distribution because the volumes of natural gas that we gathered, processed, and transported for Devon during 2019 have been below the MVC levels under this contract.

We are dependent on Devon for a substantial portion of our natural gas supply. For the year ended December 31, 2019, Devon represented approximately 29.9% of our gross operating margin. In order to minimize volumetric exposure, we entered into an agreement providing a five-year MVC from Devon at the Chisholm processing facility and gathering system, which expires in December 2020. For the year ended December 31, 2019, we recognized $10.3 million in MVC shortfall revenue from Devon attributable to this MVC agreement because volumes were below the minimum level. In 2020, this expiring MVC agreement is projected to generate approximately $55-$65 million of shortfall revenue. In 2021, if volumes under the MVC agreement do not increase or we are unable to replace the shortfall revenue from other sources, our operating results and cash flows would be adversely affected.

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

Adverse developments in our gathering, transmission, processing, crude oil, condensate, natural gas, and NGL services businesses would adversely affect our financial condition and results of operations, and reduce our ability to make distributions to our unitholders.

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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new crude oil, condensate, and natural gas reserves. In recent periods, we have seen suppressed drilling activity due to low commodity prices, which has resulted in lower volumes in some of the basins in which we operate. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to our systems and assets. Additional governmental regulation of, or delays in issuance of permits for, exploration and production industry may negatively impact current and future drilling activity. In addition, real or perceived differences in economic returns from various producing basins could influence producers to direct their future drilling activity away from basins in which we currently operate. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A continued decrease in the level of drilling activity or a material decrease in production in our principal geographic areas for a prolonged period, as a result of unfavorable commodity prices or otherwise, likely would have a material adverse effect on our financial condition, results of operations, and cash flows.

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

GAAP requires us to test goodwill and intangible assets with indefinite useful lives for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. Long-lived assets, including intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, the impairment test considers whether the fair value of the unconsolidated affiliate investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an impairment is indicated, we would be required to take an immediate non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. We have recognized goodwill impairments and impairments on property and equipment in the past, including the $1,125.6 million of goodwill impairments taken during 2019. See “Item 8. Financial Statements and Supplementary Data—Note 3” for more information about impairment of goodwill and long-lived assets. Additional impairment of the value of our existing goodwill and long-lived assets could have a significant negative impact on our future operating results.

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

Increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing could result in increased costs and reductions or delays in natural gas production by our customers, which could adversely impact our revenues and results of operations.

A portion of our suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. EPA and the BLM have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation. For instance, the EPA has issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and adopted rules prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The EPA announced its intention to reconsider the regulations relating to the capture of air emissions in April 2017 and sought to stay its requirements, however, EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. In August 2019, EPA published a rule proposing to reconsider certain aspects of both the 2012 and 2016 rules. This proposed rule would remove sources in the transmission and storage segments from the regulated source category and would rescind the application of the NSPS and methane-specific requirements to these sources. However, the rule remains in effect pending reconsideration, along with the restriction on discharges to publicly owned wastewater treatment plants. The BLM also adopted new rules, effective on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. In September 2018, BLM published a final rule that repealed several of the requirements of the 2016 methane rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.

In addition, certain candidates in the 2020 U.S. presidential campaign have declared that they would support federal government efforts to limit or prohibit hydraulic fracturing. These declarations include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. A new presidential administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

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

We cannot predict whether any additional legislation or regulations will be enacted regarding hydraulic fracturing and, if so, what the provisions would be. If additional levels of regulation and permits or a ban on new leases on federal lands were to be implemented through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs, process prohibitions and fewer drilling opportunities for our suppliers and customers that could reduce the volumes of natural gas or crude oil that move through our gathering systems, which could materially adversely affect our revenue and results of operations.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGL services we provide.

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the adoption of the Paris Agreement. The Paris

Agreement became effective November 4, 2016 and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement. Due to the Paris Agreement’s protocol, the withdrawal will be effective in November 2020. There are no guarantees that the agreement will not be re-implemented in the U.S. or re-implemented in part by specific U.S. states or local governments. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S., including climate change related pledges made by certain candidates in the U.S. presidential campaign. These pledges include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. A new presidential administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

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

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies to limit or curtail activities with fossil fuel companies. These efforts could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our securities. In addition, discussions of GHG emissions and their possible impacts have become more widespread generally in society and public sentiment regarding these topics may become more challenging for fossil fuel companies. As a result, we could experience additional costs or financial penalties, delayed or cancelled projects, and/or reduced production and reduced demand for hydrocarbons, which could have a material adverse effect on our earnings, cash flows and financial condition.

Although it is not possible at this time to predict whether future legislation or new regulations may be adopted to address GHG emissions or how such measures would impact our business, the adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the natural gas or crude oil we gather, process, or otherwise handle in connection with our services.

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

We cannot guarantee that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Fitch Ratings, S&P, and Moody’s have currently assigned a BBB-, BB+, and Ba1 credit rating, respectively, to ENLK and ENLC. In August 2019, Fitch

Ratings announced that it had revised its rating outlook for both ENLK and ENLC to negative from stable. Any downgrade could also lead to higher borrowing costs for future borrowings and could require:

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

We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing and NGL fractionation components of our business. For the year ended December 31, 2019, approximately 7% of our total gross operating margin was generated under percent of liquids contracts and percent of proceeds contracts, with most of these contracts relating to our processing plants in the Permian Basin. Under percent of liquids contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under percent of liquids contracts are directly impacted by the market price of NGLs. Gross operating margin under percent of proceeds contracts is impacted only by the value of the natural gas or liquids produced with margins higher during periods of higher natural gas and liquids prices.

We also realize gross operating margins under processing margin contracts. For the year ended December 31, 2019, less than 1% of our total gross operating margin was generated under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

We are also indirectly exposed to commodity prices due to the negative impacts of low commodity prices on production and the development of production of crude oil, condensate, natural gas, and NGLs connected to or near our assets and on the levels of volumes we transport between certain market centers. Low prices for these products have reduced the demand for our services and volumes on our systems, and continued low prices may reduce such demand even further.

Although the majority of our NGL fractionation business is under fee-based arrangements, a portion of our business is exposed to commodity price risk because we realize a margin due to product upgrades associated with our Louisiana fractionation business. For the year ended December 31, 2019, gross operating margin realized associated with product upgrades represented less than 1% of our gross operating margin.

Commodity prices were volatile during 2019 and the prices for natural gas and natural gas products declined. Crude oil prices increased 31% while weighted average NGL prices and natural gas prices decreased 25% and 26%, respectively, from January 1, 2019 to December 31, 2019. In February 2020, natural gas prices reached a low of $1.77 per MMBtu, which was the lowest price since March 2016. We expect continued volatility in these commodity prices. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2019 ranged from a high of $66.30 per Bbl in April 2019 to a low of $46.54 per Bbl in January 2019. Weighted average NGL prices in 2019 (based on the Oil Price Information Service (“OPIS”) Napoleonville daily average spot liquids prices) ranged from a high of $0.56 per gallon in February 2019 to a low of $0.25 per gallon in July 2019. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2019 ranged from a high of $3.59 per MMBtu in January 2019 to a low of $2.07 per MMBtu in August 2019.

The markets and prices for crude oil, condensate, natural gas, and NGLs depend upon factors beyond our control that make it difficult to predict future commodity price movements with any certainty. These factors include the supply and demand for crude oil, condensate, natural gas, and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•	the impact of weather on the supply and demand for crude oil and natural gas;

•	the level of domestic crude oil, condensate, and natural gas production;

•	technology, including improved production techniques (particularly with respect to shale development);

•	the level of domestic industrial and manufacturing activity;

•	the availability of imported crude oil, natural gas, and NGLs;

•	international demand for crude oil and NGLs;

•	actions taken by foreign crude oil and gas producing nations;

•	the continued threat of terrorism and the impact of military action and civil unrest;

•	public health crises that reduce economic activity and affect the demand for travel, including the coronavirus outbreak;

•	the availability of local, intrastate, and interstate transportation systems;

•	the availability of downstream NGL fractionation facilities;

•	the availability and marketing of competitive fuels;

•	the development and adoption of alternative energy technologies, such as electric vehicles;

•	the impact of energy conservation efforts; and

•	the extent of governmental regulation and taxation, including the regulation of hydraulic fracturing and “greenhouse gases.”

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

The terms of the Consolidated Credit Facility, Term Loan, and indentures governing our senior notes and ENLK’s senior notes may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Consolidated Credit Facility, the Term Loan, and the indentures governing our senior notes and ENLK’s senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

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

Our ability to comply with the covenants and restrictions contained in the Consolidated Credit Facility, the Term Loan, and ENLK’s and our indentures may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants could result in an event of default under the Consolidated Credit Facility, the Term Loan, and ENLK’s and our indentures. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable, and all applicable commitments to extend further credit could be terminated. If indebtedness under the Consolidated Credit Facility, the Term Loan, or ENLK’s and our indentures is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future financing agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

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

High winds, storm surge, flooding, and other natural disasters can cause significant damage and curtail our operations for extended periods during and after such weather conditions, which may result in decreased revenues and otherwise adversely impact our financial condition, results of operations, or cash flow. These interruptions could involve significant damage to people, property, or the environment, and repair time and costs could be extensive. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, adversely affect our financial condition and the market price of our securities.

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

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders. Additionally, equity values for many of our customers continue to be low. The combination of a reduction in cash flow from lower commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was not able to repay the outstanding amounts owed to us under the second lien secured term loan. For additional information regarding this transaction, refer to “Item 8. Financial Statements and Supplementary Information—Note 2.”

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

The pipelines we own and operate are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect HCAs. In October 2019, PHMSA issued three new final rules. One rule establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in MCAs. It also includes requirements to reconfirm MAOP, report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies, such as the TRRC, could result in substantial expenditures for testing, repairs, and replacement. For example, TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately $3.1 million, $1.8 million, and $2.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. If our pipelines fail to meet the safety standards mandated by the TRRC or PHMSA regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced operating pressure, the cost of which actions cannot be estimated at this time.

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

We are subject to stringent and complex regulation under the federal Clean Air Act, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations. For instance, the EPA finalized new rules, effective August 2, 2016, to regulate emissions of methane and volatile organic compounds from new and modified sources in the oil and gas sector. In August 2019, EPA published a rule proposing to reconsider certain aspects of the 2016 rule. This proposed rule would remove sources in the transmission and storage segments from the regulated source category and would rescind the application of the NSPS and methane-specific requirements to these sources. The rule remains in effect pending reconsideration. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source if within one quarter-mile of one another, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry.

The BLM also adopted new rules on November 15, 2016, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, BLM published a final rule delaying the 2018 provisions until 2019. In September 2018, BLM published a final rule to repeal certain requirements of the 2016 methane rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending.

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

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC proposed new rules in January 2020 (withdrawing previously proposed rules from November 2013 and December 2016) that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC sought comment on the position limits rules as reproposed and revised, but the new rules have not yet been issued in final form, and the impact of any final provisions on us is uncertain at this time.

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

Our operations expose us to fluctuations in commodity prices, and the Consolidated Credit Facility and the Term Loan expose us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to volatility in commodity prices. As of December 31, 2019, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices.

Even though monitored by management, our hedging activities may fail to protect us and could reduce our earnings and cash flow. Our hedging activity may be ineffective or adversely affect cash flow and earnings because, among other factors, variations in the index we use to price a commodity hedge may not adequately correlate with variations in the index we use to sell the physical commodity (known as basis risk), and we may not produce or process sufficient volumes to cover swap arrangements we enter into for a given period. In addition, our counterparty in any hedging transaction could default on its obligation to pay or otherwise fail to perform. If our actual volumes are lower than the volumes we estimated when entering into a swap for the period, we might be forced to satisfy all or a portion of our derivative obligation without the benefit of cash flow from our sale or purchase of the underlying physical commodity, which could adversely affect our liquidity.

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

We depend on the continued employment and performance of the officers of the Operating Partnership and key operational personnel. If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any “key man” life insurance for any officers.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities.

Our common units are listed on the NYSE under the symbol “ENLC.” On February 19, 2020, there were approximately 28,317 record holders and beneficial owners (held in street name) of ENLC common units. For equity compensation plan information, see the discussion under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”

Unless restricted by the terms of the Consolidated Credit Facility or the Term Loan, we intend to pay distributions to our unitholders on a quarterly basis from our available cash less reserves for expenses, future distributions, and other uses of cash, including:

•	provisions for the proper conduct of our business;

•	paying federal income taxes, which we are required to pay because we are taxed as a corporation; and

•	maintaining cash reserves the board of directors of the Managing Member believes are prudent to maintain.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2019, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units that May Yet Be Purchased under the Plans or Programs
October 1, 2019 to October 31, 2019	5,091	7.26	—	—
November 1, 2019 to November 30, 2019	50,285	5.19	—	—
December 1, 2019 to December 31, 2019	7,151	4.92	—	—
Total	62,527	$5.33	—	—
____________________________

(1)	The common units were not re-acquired pursuant to any repurchase plan or program.

Item 6. Selected Financial Data

The following tables present our selected historical financial and operating data of ENLC for the periods indicated. Financial and operating data for the years ended December 31, 2019, 2018, 2017, 2016, and 2015 reflect acquisitions and dispositions for periods subsequent to the applicable transaction date. The selected historical financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Item 8. Financial Statements and Supplementary Data.”

	EnLink Midstream, LLC
	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In millions, except per unit data)
Revenues:
Product sales	$5,030.1	$6,512.3	$4,358.4	$3,008.9	$3,253.7
Product sales—related parties	—	41.0	144.9	134.3	119.4
Midstream services	1,008.4	763.3	552.3	467.2	451.0
Midstream services—related parties	—	377.2	688.2	653.1	618.6
Gain (loss) on derivative activity	14.4	5.2	(4.2)	(11.1)	9.4
Total revenues	6,052.9	7,699.0	5,739.6	4,252.4	4,452.1
Operating costs and expenses:
Cost of sales (1)	4,392.5	6,008.0	4,361.5	3,015.5	3,245.3
Operating expenses	467.1	453.4	418.7	398.5	419.9
General and administrative	152.6	140.3	128.6	122.5	136.9
(Gain) loss on disposition of assets	(1.9)	0.4	—	13.2	1.2
Depreciation and amortization	617.0	577.3	545.3	503.9	387.3
Impairments	1,133.5	365.8	17.1	873.3	1,563.4
Loss on secured term loan receivable	52.9	—	—	—	—
Gain on litigation settlement	—	—	(26.0)	—	—
Total operating costs and expenses	6,813.7	7,545.2	5,445.2	4,926.9	5,754.0
Operating income (loss)	(760.8)	153.8	294.4	(674.5)	(1,301.9)
Other income (expense):
Interest expense, net of interest income	(216.0)	(182.3)	(190.4)	(189.5)	(103.3)
Gain on extinguishment of debt	—	—	9.0	—	—
Income (loss) from unconsolidated affiliates	(16.8)	13.3	9.6	(19.9)	20.4
Other income	0.9	0.6	0.6	0.3	0.8
Total other expense	(231.9)	(168.4)	(171.2)	(209.1)	(82.1)
Income (loss) before non-controlling interest and income taxes	(992.7)	(14.6)	123.2	(883.6)	(1,384.0)
Income tax benefit (expense)	(6.9)	(18.2)	196.8	(4.6)	(25.7)
Net income (loss)	(999.6)	(32.8)	320.0	(888.2)	(1,409.7)
Net income (loss) attributable to non-controlling interests	119.7	(19.6)	107.2	(428.2)	(1,054.5)
Net income (loss) attributable to ENLC	(1,119.3)	(13.2)	212.8	(460.0)	(355.2)
Devon investment interest in net income (loss)	—	—	—	—	1.8
ENLC interest in net income (loss)	$(1,119.3)	$(13.2)	$212.8	$(460.0)	$(357.0)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(2.41)	$(0.07)	$1.18	$(2.56)	$(2.17)
Diluted common unit	$(2.41)	$(0.07)	$1.17	$(2.56)	$(2.17)
Distributions declared per common unit	$1.0325	$1.076	$1.024	$1.020	$1.005
____________________________

(1)
Includes related party cost of sales of $21.7 million, $114.1 million, $211.0 million, $150.1 million, and $141.3 million for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

	EnLink Midstream, LLC
	December 31,
	2019	2018	2017	2016	2015
	(In millions)
Balance Sheet Data (end of period):
Property and equipment, net	$7,081.3	$6,846.7	$6,587.0	$6,256.7	$5,666.8
Total assets	9,335.8	10,694.1	10,537.8	10,275.9	9,541.3
Long-term debt (including current maturities)	4,764.3	4,430.8	3,542.1	3,295.3	3,066.8
Members' equity including non-controlling interest	3,806.1	4,974.2	5,556.7	5,265.6	5,424.9

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Item 1—Business. Discussions of the year ended December 31, 2017 and year-to-year comparisons of the year ended December 31, 2018 and the year ended December 31, 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of ENLC’s Annual Report on Form 10-K for the year ended December 31, 2018.

In this report, the terms “Company” or “Registrant,” as well as the terms “ENLC,” “our,” “we,” “us,” or like terms, are sometimes used as abbreviated references to EnLink Midstream, LLC itself or EnLink Midstream, LLC together with its consolidated subsidiaries, including ENLK and its consolidated subsidiaries. References in this report to “EnLink Midstream Partners, LP,” the “Partnership,” “ENLK,” or like terms refer to EnLink Midstream Partners, LP itself or EnLink Midstream Partners, LP together with its consolidated subsidiaries, including the Operating Partnership.

Overview

ENLC is a Delaware limited liability company formed in October 2013. ENLC’s assets consist of equity interests in ENLK and, effective January 25, 2019, ENLC owns all of the outstanding common units of ENLK as a result of the closing of the Merger described in “Item 8. Financial Statements and Supplementary Data—Note 1.” All of our midstream energy assets are owned and operated by ENLK and its subsidiaries. We primarily focus on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 12,000 miles of pipelines, 21 natural gas processing plants with approximately 5.3 Bcf/d of processing capacity, seven fractionators with approximately 290,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography.

Effective January 1, 2019, we changed our reportable operating segments to reflect how we currently make financial decisions and allocate resources. Prior to January 1, 2019, our reportable operating segments consisted of the following: (i) natural gas gathering, processing, transmission, and fractionation operations located in North Texas and the Permian Basin, primarily in West Texas, (ii) natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana, (iii) natural gas gathering and processing operations located throughout Oklahoma, and (iv) crude rail, truck, pipeline, and barge facilities in West Texas, South Texas, Louisiana, Oklahoma, and ORV. Effective January 1, 2019, we report our financial performance in five segments:

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

We have recast the segment information for the years ended December 31, 2018 and December 31, 2017 to conform to the current period presentation.

We manage our operations by focusing on gross operating margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. We define gross operating margin as operating revenue minus cost of sales. Gross operating margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 90% of our gross operating margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the year ended December 31, 2019. We reflect revenue as “Product sales” and “Midstream services” on the consolidated statements of operations.

Devon is one of our primary customers. For the years ended December 31, 2019 and 2018, approximately 29.9% and 36.4% of our gross operating margin, respectively, was attributable to commercial contracts with Devon. For additional information about our significant customers, refer to “Item 1. Business—Credit Risks and Significant Customers.”

Our revenues and gross operating margins are generated from volumes related to eight primary sources:

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

We realize gross operating margins from our gathering and processing services primarily through different contractual arrangements: processing margin (“margin”) contracts, POL contracts, POP contracts, fixed-fee component contracts, or a combination of these contractual arrangements. “See Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” for a detailed description of these contractual arrangements. Under any of these gathering and processing arrangements, we may earn a fee for the services performed, or we may buy and resell the gas and/or NGLs as part of the processing arrangement and realize a net margin as our fee. Under margin contract arrangements, our gross operating margins are higher during periods of high NGL prices relative to natural gas prices. Gross operating margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Gross operating margin results under POP contracts are impacted only by the value of the natural gas and liquids produced with margins higher during periods of higher natural gas and liquids prices. Under fixed-fee based contracts, our gross operating margins are driven by throughput volume.

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

Recent Developments

Simplification of the Corporate Structure. On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. See “Item 8. Financial Statements and Supplementary Data—Note 1” for more information on the Merger and related transactions.

Transfer of EOGP Interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership.

Organic Growth

Riptide Processing Plant. In September 2019, we completed construction of a 65 MMcf/d expansion to our Riptide processing plant in the Midland Basin, bringing the total operational processing capacity at the plant to 165 MMcf/d. We are currently in the process of further expanding our Riptide processing plant and expect an additional 55 MMcf/d of operational capacity to be completed during the fourth quarter of 2020.

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

Avenger Crude Oil Gathering System. Avenger is a crude oil gathering system in the northern Delaware Basin supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and began full-service operations during the second quarter of 2019.

Debt Issuances and Redemption

Issuance and Repayment of Senior Unsecured Notes. On April 9, 2019, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.375% senior unsecured notes due June 1, 2029 (the “2029 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding this transaction.

Consolidated Credit Facility. On December 11, 2018, ENLC entered into the Consolidated Credit Facility, which we were able to borrow under upon the closing of the Merger. ENLK is a guarantor of the Consolidated Credit Facility. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding this transaction.

Term Loan. On December 11, 2018, ENLK entered into a three-year $850.0 million unsecured term loan. Upon closing of the Merger, ENLC assumed ENLK’s obligations under the term loan, and ENLK guaranteed ENLC’s obligations thereunder. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding this transaction.

GIP Transaction and Organic Growth in 2018

•
On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP. See “Item 8. Financial Statements and Supplementary Data—Note 1” for more information regarding the GIP Transaction.

•
During the second quarter of 2018, we completed construction of an expansion to our Lobo II cryogenic gas processing plant, which brought total operational processing capacity at our Lobo facilities to 175 MMcf/d. We further expanded our natural gas processing capacity at our Lobo facilities through the construction of the Lobo III cryogenic gas processing plant, which was completed during the fourth quarter of 2018 and provided an additional 100 MMcf/d of operational capacity.

•
In late March 2018, we completed construction of Black Coyote. In addition, we further expanded our crude oil gathering operations in the STACK through the construction of Redbud, which is supported by a contract with Marathon Oil Company. We commenced initial operations on Redbud during the third quarter of 2018.

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: Adjusted earnings before interest, taxes, and depreciation and amortization (“adjusted EBITDA”), distributable cash flow available to common unitholders (“distributable cash flow”), and gross operating margin.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus interest expense, net of interest income; income tax expense (benefit); depreciation and amortization; impairments; loss on secured term loan receivable; distributions from unconsolidated affiliate investments; (gain) loss on disposition of assets; unit-based compensation; transaction costs; (income) loss from unconsolidated affiliate investments; (gain) loss on non-cash derivatives; and accretion expense associated with asset retirement obligations; less non-cash revenue from contract restructuring; gain on extinguishment of debt; payments under onerous performance obligation; non-cash rent; and non-controlling interest. Adjusted EBITDA is a primary metric used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The GAAP measures most directly comparable to adjusted EBITDA are net income (loss) and net cash provided by operating activities. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by operating activities, or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner.

Adjusted EBITDA does not include interest expense, net of interest income; income tax expense (benefit); and depreciation and amortization. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we use capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as adjusted EBITDA, to evaluate our overall performance.

The following table reconciles adjusted EBITDA to net income (loss) (in millions):

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(999.6)	$(32.8)	$320.0
Interest expense, net of interest income	216.0	182.3	190.4
Depreciation and amortization	617.0	577.3	545.3
Impairments	1,133.5	365.8	17.1
Non-cash revenue from contract restructuring (1)	—	(45.5)	—
Loss on secured term loan receivable (1)	52.9	—	—
(Income) loss from unconsolidated affiliate investments (2)	16.8	(13.3)	(9.6)
Distributions from unconsolidated affiliate investments	20.2	22.7	13.5
(Gain) loss on disposition of assets	(1.9)	0.4	—
Gain on extinguishment of debt	—	—	(9.0)
Unit-based compensation	39.4	41.1	48.1
Income tax expense (benefit)	6.9	18.2	(196.8)
(Gain) loss on non-cash derivatives	0.1	(10.1)	(4.7)
Payments under onerous performance obligation offset to other current and long-term liabilities	(9.0)	(17.9)	(17.9)
Transaction costs (3)	13.9	8.1	—
Other (4)	(1.0)	—	4.5
Adjusted EBITDA before non-controlling interest	1,105.2	1,096.3	900.9
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(25.7)	(19.1)	(10.7)
Adjusted EBITDA, net to ENLC	$1,079.5	$1,077.2	$890.2
____________________________

(1)
In May 2018, we restructured our natural gas gathering and processing contract with White Star, and, as a result, recognized non-cash revenue representing the discounted present value of a secured term loan receivable granted to us by White Star. We have recorded a $52.9 million loss in our consolidated statement of operations for the year ended December 31, 2019 related to the write-off of the secured term loan receivable. For additional information regarding this transaction, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

(2)
Includes losses of $31.4 million for the year ended December 31, 2019 related to the impairment of the carrying value of the Cedar Cove JV and $3.4 million for the year ended December 31, 2017 related to the sale of our HEP interests.

(3)	Represents transaction costs attributable to costs incurred related to the Merger in January 2019 and costs incurred by ENLC related to the GIP Transaction in July 2018.

(4)	Includes accretion expense associated with asset retirement obligations and non-cash rent, which relates to lease incentives pro-rated over the lease term.

(5)
Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV, and other minor non-controlling interests.

Distributable Cash Flow

We define distributable cash flow as adjusted EBITDA, net to ENLC, less interest expense, interest rate swaps, current income taxes and other non-distributable cash flows, accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid, and maintenance capital expenditures, excluding maintenance capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities. Distributable cash flow is used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, support our indebtedness, and make cash distributions.

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

The GAAP measure most directly comparable to distributable cash flow is net cash provided by operating activities. Distributable cash flow should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by operating activities, or any other measure of liquidity presented in accordance with GAAP. Distributable cash flow has important limitations because it excludes some items that affect net income (loss), operating income (loss), and net cash provided by operating activities. Distributable cash flow may not be comparable to similarly titled measures of other companies because other companies may not calculate distributable cash flow in the same manner. To compensate for these limitations, we believe that it is important to consider net cash provided by operating activities determined under GAAP, as well as distributable cash flow, to evaluate our overall liquidity.

The following table reconciles distributable cash flow and adjusted EBITDA to net cash provided by operating activities (in millions):

Year Ended December 31,
2019
Net cash provided by operating activities	$991.9
Interest expense (1)	213.7
Distributions from unconsolidated affiliate investment in excess of earnings	3.7
Transaction costs (2)	13.9
Other (3)	(3.8)
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	(350.7)
Accounts payable, accrued product purchases, and other accrued liabilities (4)	236.5
Adjusted EBITDA before non-controlling interest	1,105.2
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(25.7)
Adjusted EBITDA, net to ENLC	1,079.5
Interest expense, net of interest income	(216.0)
Maintenance capital expenditures, net to ENLC (6)	(45.8)
ENLK preferred unit accrued cash distributions (7)	(91.7)
Other (8)	(2.2)
Distributable cash flow	$723.8
____________________________

(1)
Net of amortization of debt issuance costs and discount and premium, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income, which is netted against interest expense but not included in adjusted EBITDA.

(2)	Represents transaction costs incurred related to the Merger.

(3)	Includes accruals for settled commodity swap transactions and non-cash rent, which relates to lease incentives pro-rated over the lease term.

(4)	Net of payments under onerous performance obligation offset to other current and long-term liabilities.

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

(7)
Represents the cash distributions earned by the Series B Preferred Units and Series C Preferred Units of $67.7 million and $24.0 million, respectively, for the year ended December 31, 2019. Cash distributions to be paid to holders of the Series B Preferred Units and Series C Preferred Units are not available to common unitholders.

(8)	Includes non-cash interest income and current income tax expense.

Distributable cash flow is not presented for the years ended December 31, 2018 and 2017, because distributable cash flow was not used as a supplemental liquidity measure by ENLC during 2018 and 2017. ENLC began using distributable cash flow as a supplemental liquidity measure in 2019 as a result of the simplification of our corporate structure in the Merger.

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

The following table provides a reconciliation of operating income (loss) to gross operating margin (in millions):

	Year Ended December 31,
	2019	2018	2017
Operating income (loss)	$(760.8)	$153.8	$294.4

Add:
Operating expenses	467.1	453.4	418.7
General and administrative	152.6	140.3	128.6
(Gain) loss on disposition of assets	(1.9)	0.4	—
Depreciation and amortization	617.0	577.3	545.3
Impairments	1,133.5	365.8	17.1
Loss on secured term loan receivable	52.9	—	—
Gain on litigation settlement	—	—	(26.0)
Gross operating margin	$1,660.4	$1,691.0	$1,378.1

Results of Operations

The table below sets forth certain financial and operating data for the periods indicated. We manage our operations by focusing on gross operating margin, which we define as revenue less cost of sales as reflected in the table below (in millions, except volumes):

	Year Ended December 31,
	2019	2018	2017
Permian Segment
Revenues	$2,542.3	$3,030.3	$1,797.2
Cost of sales	(2,283.9)	(2,808.3)	(1,628.5)
Total gross operating margin	$258.4	$222.0	$168.7
North Texas Segment
Revenues	$601.1	$684.1	$745.0
Cost of sales	(208.8)	(199.2)	(264.5)
Total gross operating margin	$392.3	$484.9	$480.5
Oklahoma Segment
Revenues	$1,181.1	$1,299.8	$874.8
Cost of sales	(627.0)	(743.6)	(523.0)
Total gross operating margin	$554.1	$556.2	$351.8
Louisiana Segment
Revenues	$2,622.8	$3,788.4	$3,182.2
Cost of sales	(2,181.6)	(3,365.7)	(2,800.9)
Total gross operating margin	$441.2	$422.7	$381.3
Corporate Segment
Revenues	$(894.4)	$(1,103.6)	$(859.6)
Cost of sales	908.8	1,108.8	855.4
Total gross operating margin	$14.4	$5.2	$(4.2)
Total
Revenues	$6,052.9	$7,699.0	$5,739.6
Cost of sales	(4,392.5)	(6,008.0)	(4,361.5)
Total gross operating margin	$1,660.4	$1,691.0	$1,378.1

Midstream Volumes:
Permian Segment
Gathering and Transportation (MMBtu/d)	723,400	521,900	361,200
Processing (MMBtu/d)	771,400	531,700	385,000
Crude Oil Handling (Bbls/d)	132,000	124,300	91,800
North Texas Segment
Gathering and Transportation (MMBtu/d)	1,651,900	1,733,900	1,901,700
Processing (MMBtu/d)	750,500	747,400	799,400
Oklahoma Segment
Gathering and Transportation (MMBtu/d)	1,302,200	1,204,700	829,300
Processing (MMBtu/d)	1,276,700	1,195,300	810,300
Crude Oil Handling (Bbls/d)	47,300	15,700	—
Louisiana Segment
Gathering and Transportation (MMBtu/d)	2,050,000	2,196,200	1,995,800
Processing (MMBtu/d)	400,200	431,200	453,300
Crude Oil Handling (Bbls/d)	18,900	15,400	16,400
NGL Fractionation (Gals/d)	7,341,700	6,584,400	5,772,800
Brine Disposal (Bbls/d)	2,700	3,200	4,200

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Gross Operating Margin. Gross operating margin was $1,660.4 million for the year ended December 31, 2019 compared to $1,691.0 million for the year ended December 31, 2018, a decrease of $30.6 million, or 1.8%, due to the following:

•
Permian Segment. Gross operating margin in the Permian segment increased $36.4 million, which was primarily due to a $43.4 million increase in gross operating margin due to higher volumes on our Permian gas assets from continued development by our customers, including $26.7 million from our Delaware Basin assets, and $16.7 million from our Midland Basin assets. This increase was partially offset by a $7.0 million decrease in gross operating margin from our Permian crude assets, which was due to a $5.4 million decrease in gross operating margin from our South Texas assets due to an MVC expiration in July 2019 and a $4.5 million decrease in gross operating margin associated with our physical crude marketing arrangements partially offset by a $2.9 million increase in gross operating margin from our Midland and Delaware Basins crude assets. We manage our exposure to crude price fluctuations in our physical crude marketing arrangements through various derivative arrangements, which primarily relate to our Permian segment. The timing of our realization of the gains or losses from these crude derivative arrangements may not occur in the same period as the corresponding physical crude marketing transaction, and all associated gains and losses from the derivative arrangements are reflected in our Corporate segment.

•
North Texas Segment. Gross operating margin in the North Texas segment decreased $92.6 million, which was primarily due to the January 1, 2019 expiration of Devon’s obligations related to MVCs on our North Texas assets and normal volume declines due to limited new drilling in the region. Shortfall revenue from the Devon-related MVCs was $84.3 million for the year ended December 31, 2018.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment decreased $2.1 million. Gross operating margin from our Oklahoma assets increased $43.4 million, which was primarily due to higher volumes from continued development by our customers, with $20.4 million contributed by our Oklahoma gas assets and $23.0 million contributed by our Oklahoma crude assets. These increases in gross operating margin for the year ended December 31, 2019 derived from our Oklahoma assets were offset by the recognition of $45.5 million in revenue from a contract restructuring with White Star during the year ended December 31, 2018.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $18.5 million. Gross operating margin from our NGL assets increased by $40.4 million primarily due to higher volumes with the completion of the Cajun-Sibon pipeline expansion in April 2019. Our ORV crude assets contributed an increase of $1.1 million primarily due to higher volumes. These increases were partially offset by a decrease of $23.0 million from our Louisiana gas business, primarily due to a $14.6 million decrease from a less favorable processing environment for our Louisiana gas plants and an $8.4 million decrease in our Louisiana gas transportation business due to the expiration of certain firm transportation contracts and decreased volumes during the same period.

•
Corporate Segment. Gross operating margin in the Corporate segment increased $9.2 million, which was primarily due to the changes in fair value of our commodity swaps between the periods as summarized below (in millions):

	Year Ended December 31,
	2019	2018
Realized swaps:
Crude swaps	$11.7	$(0.3)
NGL swaps	6.5	(3.2)
Gas swaps	(3.7)	(1.4)
Realized gain (loss) on derivatives	14.5	(4.9)

Unrealized swaps:
Crude swaps	(0.3)	7.0
NGL swaps	(3.5)	8.3
Gas swaps	3.7	(5.2)
Change in fair value of derivatives	(0.1)	10.1

Gain on derivative activity	$14.4	$5.2

Certain gathering and processing agreements provide for quarterly or annual MVCs, including MVCs from Devon. Under these agreements, our customers agree to ship and/or process a minimum volume of commodity on our systems over an agreed time period. If a customer under such an agreement fails to meet its MVC for a specified period, the customer is obligated to pay a contractually determined fee based upon the shortfall between actual commodity volumes and the MVC for that period. Some of these agreements also contain make-up right provisions that allow a customer to utilize gathering or processing fees in excess of the MVC in subsequent periods to offset shortfall amounts in previous periods. We record revenue under MVC contracts during periods of shortfall when it is known that the customer cannot, or will not, make up the deficiency in subsequent periods.

Revenue recorded for the shortfall between actual product volumes and the MVCs were as follows (in millions):

	Permian	North Texas	Oklahoma	Total
Year Ended December 31, 2019
Midstream services	$9.4	$—	$10.3	$19.7
Total	$9.4	$—	$10.3	$19.7

Year Ended December 31, 2018
Midstream services (1)	$5.2	$41.0	$53.4	$99.6
Midstream services—related parties	6.3	43.3	1.2	50.8
Total	$11.5	$84.3	$54.6	$150.4
____________________________

(1)
We restructured a natural gas gathering and processing contract that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the year ended December 31, 2018. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 2.”

On January 1, 2019, certain MVCs related to gathering and processing agreements with Devon for operations in the North Texas and Oklahoma segments expired. These MVCs generated $85.5 million in shortfall revenue for the year ended December 31, 2018. On July 31, 2019, an MVC related to a transportation services agreement with Devon for operations in the Permian segment expired. This MVC generated $9.4 million and $11.5 million in shortfall revenue for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, our MVC revenue in the Oklahoma segment was generated from a gathering and processing arrangement with Devon which expires in 2030, with the MVC provision under the agreement expiring in December 2020. This MVC generated $10.3 million in shortfall revenue for the year ended December 31, 2019. In 2020, this expiring MVC agreement is projected to generate approximately $55-$65 million in shortfall revenue.

Operating Expenses. Operating expenses were $467.1 million for the year ended December 31, 2019 compared to $453.4 million for the year ended December 31, 2018, an increase of $13.7 million, or 3.0%. The primary contributors to the total increase by segment were as follows (in millions):

	Year Ended December 31,		Change
	2019	2018	$	%
Permian Segment	$112.9	$96.1	$16.8	17.5%
North Texas Segment	102.9	112.7	(9.8)	(8.7)%
Oklahoma Segment	104.0	90.3	13.7	15.2%
Louisiana Segment	147.3	154.3	(7.0)	(4.5)%
Total	$467.1	$453.4	$13.7	3.0%

•
Permian Segment. Operating expenses in the Permian segment increased $16.8 million primarily due to expanded operations and higher utilities expense, bulk purchases of materials and supplies, construction fees and services, and compressor rentals.

•	North Texas Segment. Operating expenses in the North Texas segment decreased $9.8 million primarily due to decreased compressor rentals, compressor overhauls, and labor and benefits costs.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $13.7 million primarily due to expanded operations with increases in utilities, equipment rentals, compression operations and maintenance, and labor and benefits costs.

•
Louisiana Segment. Operating expenses in the Louisiana segment decreased $7.0 million primarily due to reduced materials and supplies expenses, labor and benefits costs, and compression rentals partially offset by increased equipment rental and utility costs.

General and Administrative Expenses. General and administrative expenses were $152.6 million for the year ended December 31, 2019 compared to $140.3 million for the year ended December 31, 2018, an increase of $12.3 million, or 8.8%. The primary contributors to the increase were as follows:

•
Transaction costs increased $5.8 million, which was primarily due to costs incurred related to the Merger, which closed during the first quarter of 2019, compared to the costs of transactions related to the GIP Transaction, which closed during 2018.

•	Fees and services expense increased $4.0 million, which was primarily due to increased software consulting and legal fees.

•
Unit-based compensation expense increased $2.4 million, which was primarily due to increased bonus expense and accelerated vesting of units related to an executive departure in the third quarter of 2019. This increase was partially offset by accelerated vesting of units related to the GIP Transaction during 2018.

•
Labor and benefits costs decreased $0.7 million. Labor and benefit costs for the year ended December 31, 2019 included severance costs of $7.0 million, driven by an executive departure and a reduction in workforce, compared to $3.0 million in severance costs for the year ended December 31, 2018. The $4.0 million increase in severance costs between years was offset by a decrease in bonus expense of $5.5 million.

Depreciation and Amortization. Depreciation and amortization expenses were $617.0 million for the year ended December 31, 2019 compared to $577.3 million for the year ended December 31, 2018, an increase of $39.7 million, or 6.9%. This increase was primarily due to increased depreciation of $32.5 million attributable to new assets placed into service in key growth areas, including the Thunderbird Plant, the expansion of the Lobo III cryogenic gas processing plant, the Cajun-Sibon NGL pipeline, Avenger, the Black Coyote crude oil gathering system, and well connections in Oklahoma. Additionally, depreciation increased by $18.3 million primarily due to retirements and reductions in our estimated useful lives of certain assets primarily located in the Texas and Louisiana segments. These increases were partially offset by a $11.1 million decrease in depreciation during 2019 resulting from an impairment of the carrying value of certain non-core crude pipeline assets during 2018.

Impairments. During the year ended December 31, 2019, we recognized goodwill impairments of $186.5 million, $813.4 million, and $125.7 million related to our Louisiana, Oklahoma, and North Texas segments, respectively. We also recognized a $7.9 million impairment on property and equipment related to certain decommissioned and removed non-core assets. For the year ended December 31, 2018, we recognized impairments on property and equipment related to the carrying values of certain non-core natural gas assets in the Louisiana segment of $24.6 million and $109.2 million related to non-core crude pipeline assets in the Permian segment. In addition, we recognized goodwill impairments for our North Texas and Permian reporting units of $202.7 million and $29.3 million, respectively. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information about our goodwill impairments.

Loss on secured term loan receivable. We have recorded a $52.9 million loss in our consolidated statement of operations for the year ended December 31, 2019 related to the write-off of the White Star secured term loan receivable. For additional information regarding this transaction, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

Interest Expense. Interest expense was $216.0 million for the year ended December 31, 2019 compared to $182.3 million for the year ended December 31, 2018, an increase of $33.7 million, or 18.5%. Net interest expense consisted of the following (in millions):

	Year Ended December 31,
	2019	2018
ENLC and ENLK senior notes	$171.4	$160.0
Term Loan	32.5	1.9
Consolidated Credit Facility	13.9	—
ENLK Credit Facility	0.3	22.3
ENLC Credit Facility	0.2	3.7
Capitalized interest	(5.8)	(7.0)
Amortization of debt issuance costs and net discount	4.9	4.3
Other	(1.4)	(2.9)
Total interest expense, net of interest income	$216.0	$182.3

Income (loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $16.8 million for the year ended December 31, 2019 compared to income of $13.3 million for the year ended December 31, 2018, a decrease in income of $30.1 million. The reduction in income was primarily due to a $31.4 million impairment of the carrying value of the Cedar Cove JV, as we determined that the carrying value of our investment was not recoverable based on the forecasted cash flows from the Cedar Cove JV.

Income Tax Benefit (Expense). Income tax expense was $6.9 million for the year ended December 31, 2019 compared to income tax expense of $18.2 million for the year ended December 31, 2018, a decrease of tax expense of $11.3 million primarily due to a reduction in income in 2019 as compared to 2018, as well as higher impairment expense at ENLK for the year ended December 31, 2018. See “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Net Income (Loss) Attributable to Non-controlling Interest. Net income attributable to non-controlling interest was $119.7 million for the year ended December 31, 2019 compared to a net loss of $19.6 million for the year ended December 31, 2018, an increase of $139.3 million. The increase was primarily due to the conversion of ENLK common units into ENLC common units as a result of the Merger. Since the Merger, ENLC’s non-controlling interest is comprised of the Series B Preferred Units, the Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of the Ascension JV, and other minor non-controlling interests.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

We have recast the segment information for the years ended December 31, 2018 and December 31, 2017 to conform to the current period presentation.

Gross Operating Margin. Gross operating margin was $1,691.0 million for the year ended December 31, 2018 compared to $1,378.1 million for the year ended December 31, 2017, an increase of $312.9 million, or 22.7%, due to the following:

•
Permian Segment. Gross operating margin in the Permian segment increased $53.3 million, which was primarily due to a $42.7 million increase from our Permian Basin processing assets as a result of higher volumes due to continued development by our customers. In addition, there was a $5.9 million increase from our Permian Basin crude business as a result of increased trucking volumes, higher trucking fees, higher volumes due to continued expansion of our customer base on the Greater Chickadee gathering system, and the start of initial operations of Avenger and $2.3 million due to higher volumes on VEX.

•
North Texas Segment. Gross operating margin in the North Texas segment increased $4.4 million, which was primarily due to an increase in processing, gathering, and transmission volumes associated with new development in the Barnett Shale. For the year ended December 31, 2018, the shortfall revenue from Devon-related MVCs was $84.3 million compared to $59.2 million for the year ended December 31, 2017.

•
Oklahoma Segment. Gross operating margin in the Oklahoma segment increased $204.4 million, which was primarily due to a $156.3 million increase from higher volumes as a result of continued development by our customers. In addition, during the year ended December 31, 2018, we restructured a contract with a customer, which resulted in the recognition of $45.5 million in revenue for the year ended December 31, 2018 (as discussed in “Item 8. Financial Statements and Supplementary Data—Note 2”). Additionally, gross operating margin increased $2.5 million from the start of initial operations of our Central Oklahoma crude oil gathering systems and trucking business. For the year ended December 31, 2018, the shortfall revenue from Devon-related MVCs was $1.2 million compared to $13.8 million for the year ended December 31, 2017.

•
Louisiana Segment. Gross operating margin in the Louisiana segment increased $41.4 million, which was primarily due to a $29.0 million increase in our NGL transmission and fractionation gross operating margin due to additional NGL volumes received from our Oklahoma and Permian Basin assets and fees earned from the start-up of our Ascension JV assets in April 2017. In addition, there was a $14.9 million increase from ORV due to higher condensate stabilization volumes and improved margins from contract renegotiations.

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

Revenue recorded for the shortfall between actual product volumes and the MVCs were as follows (in millions):

	Permian	North Texas	Oklahoma	Total
Year Ended December 31, 2018
Midstream services (1)	$5.2	$41.0	$53.4	$99.6
Midstream services—related parties	6.3	43.3	1.2	50.8
Total	$11.5	$84.3	$54.6	$150.4

Year Ended December 31, 2017
Midstream services	$—	$0.8	$16.1	$16.9
Midstream services—related parties	8.9	59.2	13.8	81.9
Total	$8.9	$60.0	$29.9	$98.8
____________________________

(1)
We restructured a natural gas gathering and processing contract that contained MVCs. As a result, we recognized $45.5 million of midstream services revenue in the Oklahoma segment for the year ended December 31, 2018. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 2.”

Operating Expenses. Operating expenses were $453.4 million for the year ended December 31, 2018 compared to $418.7 million for the year ended December 31, 2017, an increase of $34.7 million, or 8.3%. The primary contributors to the total increase by segment were as follows (in millions):

	Year Ended December 31,		Change
	2018	2017	$	%
Permian Segment	$96.1	$85.1	$11.0	12.9%
North Texas Segment	112.7	121.8	(9.1)	(7.5)%
Oklahoma Segment	90.3	64.6	25.7	39.8%
Louisiana Segment	154.3	147.2	7.1	4.8%
Total	$453.4	$418.7	$34.7	8.3%

•	Permian Segment. Operating expenses in the Permian segment increased $11.0 million primarily due to expanded operations and higher utilities expense.

•	North Texas Segment. Operating expenses in the North Texas segment decreased $9.1 million primarily due to decreases in materials and supplies, equipment rentals, and operational fees and services.

•
Oklahoma Segment. Operating expenses in the Oklahoma segment increased $25.7 million primarily due to labor and benefit expenses from increased headcount, as well as an increase in materials and supplies, operational fees and services, treater rentals, ad valorem tax, and compression service expenses as a result of expanded operations.

•
Louisiana Segment. Operating expenses in the Louisiana segment increased $7.1 million primarily due to increased utilities, operational fees and services, labor and benefits charges, and materials and supplies expenses as a result of the start-up of the Ascension JV in April 2017 and higher volumes across our Louisiana assets.

Impairments. Impairment expense was $365.8 million for the year ended December 31, 2018, compared to impairment expense of $17.1 million for the year ended December 31, 2017, an increase of $348.7 million. For the year ended December 31, 2018, we recognized impairments on property and equipment related to the carrying values of certain non-core natural gas assets in the Louisiana segment of $24.6 million and $109.2 million related to non-core crude pipeline assets in the Permian segment. In addition, we recognized goodwill impairments for our North Texas and Permian reporting units of $202.7 million and $29.3 million, respectively. For the year ended December 31, 2017, we recognized a $17.1 million impairment on property and equipment, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information.

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

Our critical accounting policies are discussed below. See “Item 8. Financial Statements and Supplementary Data—Note 2” for further details on our accounting policies and future accounting standards to be adopted.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant, and Equipment, we evaluate long-lived assets, including related intangible assets, of identifiable business activities for potential impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs. For additional information about our long-lived asset impairment tests, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

For the year ended December 31, 2019, we recognized a $7.9 million impairment on property and equipment related to certain decommissioned and removed non-core assets.

For the year ended December 31, 2018, we determined that the undiscounted cash flows for two of our assets were not in excess of their carrying values. We estimated the fair values of these assets and determined that their fair values were not in excess of their carrying values, which resulted in impairments on property and equipment of $24.6 million related to certain non-core natural gas pipeline assets in the Louisiana segment and $109.2 million related to non-core crude pipeline assets in the Permian segment.

Impairment of Goodwill

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

For additional information about our goodwill impairment tests, refer to “Item 8. Financial Statements and Supplementary Data—Note 3.”

In March 2014, at the time of our transactions with Devon, we recorded goodwill in our corporate reporting unit at ENLC that was associated with the General Partner’s incentive distribution rights in ENLK. Prior to the completion of the Merger in January 2019, ENLC’s aggregate fair value of its reporting units was in excess of the consolidated book value of its assets, including all goodwill, which did not result in a goodwill impairment on a consolidated basis. Upon the completion of the Merger, in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the portion of goodwill in our corporate reporting unit that was previously associated with the General Partner’s incentive distribution rights in ENLK was required to be reallocated to the four remaining reporting units based on the relative fair value of each of the reporting units. As a result, we allocated goodwill to reporting units at which goodwill had previously been impaired due to book value being in excess of fair value.

Goodwill Impairment Analysis for the Year Ended December 31, 2019

During the first quarter of 2019, we recognized a $186.5 million goodwill impairment related to goodwill that had been reallocated from our Corporate reporting unit to our Louisiana reporting unit as a result of the Merger.

During the fourth quarter of 2019, we performed a quantitative analysis as of October 31, 2019 for our annual goodwill impairment test. Subsequent to October 31, 2019, we determined that due to a significant decline in our common unit price and the expected reduction in our cash distribution paid to common unitholders, which was announced in January 2020, a change in circumstances had occurred that warranted an additional quantitative impairment test. We recorded a goodwill impairment loss of $125.7 million and $813.4 million in our North Texas and Oklahoma reporting units, respectively. These amounts are included in impairments in the consolidated statement of operations for the year ended December 31, 2019. The goodwill for our North Texas and Oklahoma reporting units primarily related to the goodwill reallocated from our Corporate reporting unit as a result of the Merger in January 2019. We concluded that the fair value of our Permian reporting unit substantially exceeded its carrying value and the goodwill was recoverable.

Goodwill Impairment Analysis for the Year Ended December 31, 2018

During our annual goodwill impairment test for 2018, which was performed as of October 31, 2018, we determined, based upon our qualitative assessment, that no impairments of goodwill were required as of that date. However, subsequent to October 31, 2018, we determined that due to a significant decline in our unit price, a change in circumstances had occurred that warranted a quantitative impairment test. Based on this triggering event, we performed a quantitative goodwill impairment analysis as of December 31, 2018. Based on this analysis, a goodwill impairment loss for our Permian and North Texas reporting units in the amounts of $29.3 million and $202.7 million, respectively, was recognized in the fourth quarter of 2018 and is included in impairments in the consolidated statement of operations for the year ended December 31, 2018.

We concluded that the fair value of our Oklahoma and Corporate reporting units exceeded their carrying values, and the amounts of goodwill disclosed on the consolidated balance sheet associated with these reporting units were recoverable. Therefore, no goodwill impairment was identified or recorded for these reporting units as a result of our quantitative impairment test.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $991.9 million and $847.6 million for the years ended December 31, 2019 and 2018, respectively. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Year Ended December 31,
	2019	2018
Operating cash flows before working capital	$886.7	$914.6
Changes in working capital	105.2	(67.0)

Operating cash flows before changes in working capital decreased $27.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The primary contributors to the decrease in operating cash flows were as follows:

•
General and administrative expenses excluding unit-based compensation increased $9.8 million, primarily due to higher transaction costs related to the Merger in January 2019. For more information, see “Results of Operations.”

•	Operating expenses excluding unit-based compensation increased $17.7 million primarily due to expanded operations. For more information, see “Results of Operations.”

•	Interest expense, excluding amortization of debt issue costs and net discounts, increased $33.1 million.

These changes to operating cash flows were partially offset by a $25.1 million increase in gross operating margin, excluding unrealized gains and losses on derivative activity and excluding non-cash revenue recognized from the restructuring of a contract (as discussed in “Item 8. Financial Statements and Supplementary Data—Note 2”).

The changes in working capital for the years ended December 31, 2019 and 2018 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Historically, we have had net operating losses that eliminated substantially all of our taxable income, and thus, we have not historically paid significant amounts of income taxes. We anticipate generating net operating losses for tax purposes during 2020, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event that we do generate taxable income that exceeds our utilizable net operating loss carryforwards, federal and state income tax liabilities will increase cash taxes paid. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Cash Flows from Investing Activities. Net cash used in investing activities was $741.5 million and $826.3 million for the years ended December 31, 2019 and 2018, respectively. Our primary investing cash flows were as follows (in millions):

	Year Ended December 31,
	2019	2018
Growth capital expenditures	$(709.0)	$(800.3)
Maintenance capital expenditures	(45.9)	(42.8)
Proceeds from sale of property	14.3	1.9

Growth capital expenditures decreased $91.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to lower overall growth capital expenditures due to the completion of Avenger and the Lobo III gas processing plant in the Delaware Basin in 2018, compared to the capital expenditures in 2019 related to the Lobo III cryogenic gas processing plant expansion, the Thunderbird Plant, the expansion of the Cajun-Sibon NGL pipeline, and the expansion of the Riptide processing plant.

Maintenance capital expenditures increased by $3.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily due to larger asset bases year-over-year and the timing of expenditures.

Proceeds from the sale of assets increased $12.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the sale of certain non-core assets during 2019.

Cash Flows from Financing Activities. Net cash used in financing activities was $273.4 million for the year ended December 31, 2019. Net cash provided by financing activities was $47.9 million for the year ended December 31, 2018. Our primary financing activities consisted of the following (in millions):

	Year Ended December 31,
	2019	2018
Net borrowings on the 2029 Notes	$500.0	$—
ENLK unsecured senior notes repayments	(400.0)	—
Net borrowings on the Consolidated Credit Facility	350.0	—
Net borrowings (repayments) on the ENLC Credit Facility	(111.4)	36.8
Proceeds from the Term Loan	—	850.0
Proceeds from issuance of ENLK common units	—	46.1
Payment of installment payable for EOGP acquisition	—	(250.0)
Contributions by non-controlling interest (1)	97.5	90.2
Distributions to members	(467.2)	(194.8)
Distributions to ENLK common units held by public unitholders (2)	(105.0)	(413.3)
Distributions to Series B and C Preferred unitholders (3)	(91.4)	(89.0)
Distributions to joint venture partners (4)	(24.1)	(14.9)
____________________________

(1)	Represents contributions from NGP to the Delaware Basin JV.

(2)	Subsequent to the closing of the Merger, ENLK no longer has publicly held common units.

(3)	See “Item 8. Financial Statements and Supplementary Data—Note 8” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units.

(4)	Represents distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV.

On April 9, 2019, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 2029 Notes at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes.

On December 11, 2018, ENLK entered into a Term Loan due December 11, 2021, and used the net proceeds to repay borrowings under the ENLK Credit Facility. At the closing of the Merger, ENLC assumed the Term Loan, and ENLK became a guarantor of ENLC’s obligations under the Term Loan. Also, at the closing of the Merger, the ENLK Credit Facility and ENLC Credit Facility were terminated and ENLK became a guarantor of the Consolidated Credit Facility. See “Item 8. Financial Statements and Supplementary Data—Note 6” for additional information.

For the year ended December 31, 2018, ENLK sold an aggregate of 2.6 million common units under the 2017 EDA, generating proceeds of $46.1 million (net of $0.5 million of commissions paid to the ENLK Sales Agents). ENLK used the net proceeds for general partnership purposes. In connection with the announcement of the Merger, ENLK suspended solicitation and offers under the 2017 EDA. Following the consummation of the Merger, the 2017 EDA was terminated.

For the year ended December 31, 2018, we made the final $250.0 million payment under the installment payable obligation related to the EOGP acquisition.

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

We expect our 2020 growth capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $275 million to $375 million, which is net of approximately $60 million to $80 million from our joint venture partners. We expect our 2020 maintenance capital expenditures to be $40 million to $50 million. Our primary capital projects for 2020 include the construction of the Tiger Plant in the Delaware Basin and continued development of our existing systems. See “Recent Developments” for further details.

We expect to fund growth capital expenditures from operating cash flows and capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. We expect to fund our maintenance capital expenditures from operating cash flows. In 2020, it is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Equity Distribution Agreement. On February 22, 2019, ENLC entered into the ENLC EDA with the ENLC Sales Agents to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program. Under the ENLC EDA, ENLC may also sell common units to any ENLC Sales Agent as principal for the ENLC Sales Agent’s own account at a price agreed upon at the time of sale. ENLC has no obligation to sell any ENLC common units under the ENLC EDA and may at any time suspend solicitation and offers under the ENLC EDA. As of February 19, 2020, ENLC has not sold any common units under the ENLC EDA.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2019 and 2018.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2019 is as follows (in millions):

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations	$3,600.0	$—	$—	$—	$—	$550.0	$3,050.0
Term Loan	850.0	—	850.0	—	—	—	—
Consolidated Credit Facility	350.0	—	—	—	—	350.0	—
Interest payable on fixed long-term debt obligations	2,514.1	176.0	176.0	176.0	176.0	163.9	1,646.2
Operating lease obligations	141.2	25.0	18.7	11.7	9.7	9.1	67.0
Purchase obligations	21.2	21.2	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (1)	191.9	39.4	37.7	31.8	28.1	19.0	35.9
Inactive easement commitment (2)	10.0	—	—	10.0	—	—	—
Total contractual obligations	$7,678.4	$261.6	$1,082.4	$229.5	$213.8	$1,092.0	$4,799.1
____________________________

(1)	Consists of pipeline capacity payments for firm transportation and deficiency agreements.

(2)	Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount that is not already disclosed in the table above.

The interest payable related to the Consolidated Credit Facility and the Term Loan are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Consolidated Credit Facility and the Term Loan, which vary from time to time.

Our contractual cash obligations for 2020 are expected to be funded from cash flows generated from our operations.

Indebtedness

In December 2018, we entered into the Consolidated Credit Facility, which permits us to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. At the closing of the Merger, the ENLC Credit Facility was canceled, the Consolidated Credit Facility became available for borrowings and letters of credit, and ENLK became a guarantor under the Consolidated Credit Facility. As of December 31, 2019, there was $350.0 million in outstanding borrowings under the Consolidated Credit Facility and $4.8 million in outstanding letters of credit.

In December 2018, ENLK entered into the Term Loan and used the net proceeds to repay borrowings under the ENLK Credit Facility. At the closing of the Merger, the Term Loan was assumed by us, and ENLK became a guarantor of the Term Loan.

In addition, as of December 31, 2019, we have $3.6 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047.

See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information on our outstanding debt instruments.

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

Inflation

Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry’s labor and material costs remained relatively unchanged in 2018 and 2019. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation, and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

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

Contingencies

See “Item 8. Financial Statements and Supplementary Data—Note 14.”

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information on recently issued and adopted accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Annual Report constitute forward-looking statements, including but not limited to statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial metrics, operating efficiencies and other benefits of cost savings or operational initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operation, or cash flows, include, without limitation, (a) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (b) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (c) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default under our credit facility, (d) the dependence on Devon for a substantial portion of the natural gas and crude that we gather, process, and transport, (e) developments that materially and adversely affect Devon or other customers, (f) adverse developments in the midstream business that may reduce our ability to make distributions, (g) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (h) decreases in the volumes that we gather, process, fractionate, or transport, (i) construction risks in our major development projects, (j) our ability to receive or renew required permits and other approvals, (k) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (l) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (m) changes in the availability and cost of capital, including as a result of a change in our credit rating, (n) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (o) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (p) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (q)

reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (r) impairments to goodwill, long-lived assets and equity method investments, and (s) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors and risks discussed above and elsewhere in this Annual Report, the risk factors set forth in “Item 1A. Risk Factors” may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC proposed new rules in January 2020 (withdrawing previously proposed rules from November 2013 and December 2016) that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC sought comment on the position limits rules as reproposed and revised, but the new rules have not yet been issued in final form, and the impact of any final provisions on us is uncertain at this time.

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

Commodity Price Risk

Commodity prices were volatile during 2019. Crude oil prices increased 31% while weighted average NGL prices and natural gas prices decreased 25% and 26%, respectively, from January 1, 2019 to December 31, 2019. We expect continued volatility in these commodity prices. For example, crude oil prices (based on the NYMEX futures daily close prices for the prompt month) in 2019 ranged from a high of $66.30 per Bbl in April 2019 to a low of $46.54 per Bbl in January 2019. Weighted average NGL prices in 2019 (based on the Oil Price Information Service (“OPIS”) Napoleonville daily average spot liquids prices) ranged from a high of $0.56 per gallon in February 2019 to a low of $0.25 per gallon in July 2019. Natural gas prices (based on Gas Daily Henry Hub closing prices) during 2019 ranged from a high of $3.59 per MMBtu in January 2019 to a low of $2.07 per MMBtu in August 2019.

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

We are subject to risks due to fluctuations in commodity prices. Approximately 90% of our gross operating margin for the year ended December 31, 2019 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

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

2.
Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the year ended December 31, 2019, less than 1% of our gross operating margin was generated from processing margin contracts.

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

For the year ended December 31, 2019, approximately 7% of our gross operating margin was generated from POL or POP contracts.

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

We have hedged our exposure to fluctuations in prices for natural gas, NGLs, and crude oil volumes produced for our account. We have tailored our hedges to generally match the product composition and the delivery points to those of our physical equity volumes. The hedges cover specific products based upon our expected equity composition.

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2019 mitigating the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
January 2020 - September 2020	Ethane	380 (MBbls)	$0.1692/gal	Index	$(0.5)
January 2020 - September 2020	Propane	954 (MBbls)	Index	$0.4399/gal	1.9
January 2020 - September 2020	Normal butane	339 (MBbls)	Index	$0.6136/gal	(0.3)
January 2020 - September 2020	Natural gasoline	130 (MBbls)	Index	$1.2148/gal	0.1
January 2020 - January 2021	Natural gas	23,123 (MMBtu/d)	Index	$2.0241/MMBtu	0.6
January 2020 - July 2020	Crude and condensate	130 (MBbls)	Index	$55.60/Bbl	0.4
January 2020 - December 2022	Crude and condensate	10,933 (MBbls)	$2.015/Bbl	Index (2)	6.2
					$8.4
____________________________

(1)	Weighted average.

(2)	Represents the WTI Houston and WTI Midland differential.

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

As of December 31, 2019, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value asset of $8.4 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $4.1 million in the net fair value of these contracts as of December 31, 2019.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility and the Term Loan. At December 31, 2019, we had $350.0 million and $850.0 million in outstanding borrowings under the Consolidated Credit Facility and the Term Loan, respectively. In April 2019, we entered into $850.0 million of interest rate swaps to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. These swaps have been designated as cash flow hedges. See “Item 8. Financial Statements and Supplementary Data—Note 12” for more information on our outstanding derivatives. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $3.5 million and $8.5 million for the Consolidated Credit Facility and the Term Loan, respectively. This change in interest expense would be partially offset by an $8.5 million change related to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2029 as these are fixed-rate obligations. As of December 31, 2019, the estimated fair value of the senior unsecured notes was approximately $3,244.2 million, based on the market prices of ENLK’s and our publicly traded debt at December 31, 2019. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $231.0 million decrease in fair value of the senior unsecured notes at December 31, 2019. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information on our outstanding indebtedness.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of EnLink Midstream Manager, LLC, the Managing Member, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for EnLink Midstream, LLC (the “Company”). As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of EnLink Midstream Manager, LLC’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of EnLink Midstream Manager, LLC’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Members of EnLink Midstream, LLC and
Board of Directors of EnLink Midstream Manager, LLC:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principles

As discussed in Note 2(x) to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases. As discussed in Note 2(c) to the consolidated financial statements, the Company has changed its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.

Basis for Opinions

Management of EnLink Midstream Manager, LLC is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated undiscounted cash flows in the property and equipment impairment analysis

As discussed in Note 2 to the consolidated financial statements, the property and equipment balance at December 31, 2019 was $7,081.3 million. The Company evaluates long-lived assets of identifiable business activities for potential impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. The undiscounted cash flows of a certain asset group in the Louisiana reporting unit approximate the carrying value, indicating a higher risk that the assets may be impaired.

We identified the evaluation of the estimated undiscounted cash flows in the property and equipment impairment analysis as a critical audit matter. A high degree of judgment was required in evaluating the estimate of undiscounted cash flows associated with a certain asset group in the Louisiana reporting unit. The key assumptions of gross operating margins and the estimate of remaining useful lives were challenging to evaluate as the estimated undiscounted cash flows were sensitive to minor changes in these key assumptions. Additionally, the gross operating margins were based on certain internally developed assumptions for which there is limited market information.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s long-lived asset impairment evaluation process including controls related to the development of forecasted gross operating margins and determination of the remaining useful lives for the asset group. We compared the Company’s historical cash flow forecasts to actual results to assess the Company’s ability to accurately forecast. We assessed the Company’s forecasted gross operating margins by comparing to historical results, active contracts, and third party forecasts of natural gas, crude oil, and condensate available to the asset group. We assessed the estimate of remaining useful lives of the asset group against the Company’s capitalization policy and useful lives disclosed by comparable companies

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
February 26, 2020

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$77.4	$100.4
Accounts receivable:
Trade, net of allowance for bad debt of $0.5 and $0.3, respectively	36.2	126.3
Accrued revenue and other	460.1	705.9
Related party	—	0.7
Fair value of derivative assets	12.9	28.6
Natural gas and NGLs inventory, prepaid expenses, and other	57.8	74.2
Total current assets	644.4	1,036.1
Property and equipment, net of accumulated depreciation of $3,418.6 and $2,967.4, respectively	7,081.3	6,846.7
Intangible assets, net of accumulated amortization of $545.9 and $422.2, respectively	1,249.9	1,373.6
Goodwill	184.6	1,310.2
Investment in unconsolidated affiliates	43.1	80.1
Fair value of derivative assets	4.3	4.1
Other assets, net	128.2	43.3
Total assets	$9,335.8	$10,694.1
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$70.6	$105.5
Accounts payable to related party	1.1	4.3
Accrued gas, NGLs, condensate, and crude oil purchases	354.8	500.4
Fair value of derivative liabilities	14.4	21.8
Current maturities of long-term debt	—	399.8
Other current liabilities	206.2	248.2
Total current liabilities	647.1	1,280.0
Long-term debt	4,764.3	4,031.0
Asset retirement obligations	15.5	14.8
Other long-term liabilities	90.8	20.0
Deferred tax liability, net	—	362.4
Fair value of derivative liabilities	6.8	2.4

Redeemable non-controlling interest	5.2	9.3

Members’ equity:
Members’ equity (487,791,612 and 181,309,981 units issued and outstanding, respectively)	2,135.5	1,730.9
Accumulated other comprehensive loss	(11.0)	(2.0)
Non-controlling interest	1,681.6	3,245.3
Total members’ equity	3,806.1	4,974.2
Commitments and contingencies (Note 14)
Total liabilities and members’ equity	$9,335.8	$10,694.1

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product sales	$5,030.1	$6,512.3	$4,358.4
Product sales—related parties	—	41.0	144.9
Midstream services	1,008.4	763.3	552.3
Midstream services—related parties	—	377.2	688.2
Gain (loss) on derivative activity	14.4	5.2	(4.2)
Total revenues	6,052.9	7,699.0	5,739.6
Operating costs and expenses:
Cost of sales (1)	4,392.5	6,008.0	4,361.5
Operating expenses	467.1	453.4	418.7
General and administrative	152.6	140.3	128.6
(Gain) loss on disposition of assets	(1.9)	0.4	—
Depreciation and amortization	617.0	577.3	545.3
Impairments	1,133.5	365.8	17.1
Loss on secured term loan receivable	52.9	—	—
Gain on litigation settlement	—	—	(26.0)
Total operating costs and expenses	6,813.7	7,545.2	5,445.2
Operating income (loss)	(760.8)	153.8	294.4
Other income (expense):
Interest expense, net of interest income	(216.0)	(182.3)	(190.4)
Gain on extinguishment of debt	—	—	9.0
Income (loss) from unconsolidated affiliates	(16.8)	13.3	9.6
Other income	0.9	0.6	0.6
Total other expense	(231.9)	(168.4)	(171.2)
Income (loss) before non-controlling interest and income taxes	(992.7)	(14.6)	123.2
Income tax benefit (expense)	(6.9)	(18.2)	196.8
Net income (loss)	(999.6)	(32.8)	320.0
Net income (loss) attributable to non-controlling interest	119.7	(19.6)	107.2
ENLC interest in net income (loss)	$(1,119.3)	$(13.2)	$212.8
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(2.41)	$(0.07)	$1.18
Diluted common unit	$(2.41)	$(0.07)	$1.17
____________________________

(1)	Includes related party cost of sales of $21.7 million, $114.1 million, and $211.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(999.6)	$(32.8)	$320.0
Loss on designated cash flow hedge	(9.0)	—	(2.0)
Comprehensive income (loss)	(1,008.6)	(32.8)	318.0
Comprehensive income (loss) attributable to non-controlling interest	119.7	(19.6)	105.6
Comprehensive income (loss) attributable to ENLC	$(1,128.3)	$(13.2)	$212.4
____________________________

(1)
The loss on designated cash flow hedge recorded in accumulated other comprehensive loss for the years ended December 31, 2019 and 2017 was net of a tax benefit of $3.4 million and $0.2 million, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2016	$1,880.9	180.0	$—	$3,384.7	$5,265.6	$5.2
Issuance of common units by ENLK	—	—	—	106.9	106.9	—
Issuance of Series C Preferred Units by ENLK	—	—	—	394.0	394.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(4.8)	0.6	—	(5.3)	(10.1)	—
Unit-based compensation	21.3	—	—	21.4	42.7	—
Change in equity due to issuance of units by ENLK	—	—	—	0.1	0.1	—
Non-controlling interest contribution	—	—	—	57.3	57.3	—
Distributions	(186.0)	—	—	(433.1)	(619.1)	(0.6)
Contribution from Devon to ENLK	—	—	—	1.3	1.3	—
Loss on designated cash flow hedge (1)	—	—	(2.0)	—	(2.0)	—
Net income	212.8	—	—	107.2	320.0	—
Balance, December 31, 2017	1,924.2	180.6	(2.0)	3,634.5	5,556.7	4.6
Issuance of common units by ENLK	—	—	—	46.1	46.1	—
Conversion of restricted units for common units, net of units withheld for taxes	(5.7)	0.7	—	(5.6)	(11.3)	—
Unit-based compensation	20.5	—	—	21.4	41.9	—
Change in equity due to issuance of units by ENLK	0.7	—	—	(0.6)	0.1	—
Contributions from non-controlling interests	—	—	—	90.2	90.2	—
Distributions	(194.8)	—	—	(517.2)	(712.0)	—
Fair value adjustment related to redeemable non-controlling interest	(0.8)	—	—	(3.3)	(4.1)	4.1
Net income (loss)	(13.2)	—	—	(20.2)	(33.4)	0.6
Balance, December 31, 2018	$1,730.9	181.3	$(2.0)	$3,245.3	$4,974.2	$9.3
____________________________

(1)	Includes a tax benefit of $0.2 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2018	$1,730.9	181.3	$(2.0)	$3,245.3	$4,974.2	$9.3
Adoption of ASC 842	0.3	—	—	—	0.3	—
Balance, January 1, 2019	1,731.2	181.3	(2.0)	3,245.3	4,974.5	9.3
Issuance of common units for ENLK public common units related to the Merger	1,958.1	304.9	—	(1,559.1)	399.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(7.8)	1.6	—	(2.8)	(10.6)	—
Unit-based compensation	37.5	—	—	1.4	38.9	—
Contributions from non-controlling interests	—	—	—	97.5	97.5	—
Distributions	(467.2)	—	—	(220.2)	(687.4)	(0.3)
Loss on designated cash flow hedge (1)	—	—	(9.0)	—	(9.0)	—
Fair value adjustment related to redeemable non-controlling interest	3.0	—	—	—	3.0	(4.0)
Net income (loss)	(1,119.3)	—	—	119.5	(999.8)	0.2
Balance, December 31, 2019	$2,135.5	487.8	$(11.0)	$1,681.6	$3,806.1	$5.2
____________________________

(1)	Includes a tax benefit of $3.4 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(999.6)	$(32.8)	$320.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	1,133.5	365.8	17.1
Depreciation and amortization	617.0	577.3	545.3
Loss on secured term loan receivable	52.9	—	—
Non-cash revenue from contract restructuring	—	(45.5)	—
Non-cash unit-based compensation	39.4	41.1	48.1
Deferred tax expense (benefit)	6.9	16.3	(197.2)
(Gain) loss on derivative activity recognized in net income (loss)	(14.4)	(5.2)	4.2
Cash settlements on derivatives	16.9	(7.0)	(11.2)
Gain on extinguishment of debt	—	—	(9.0)
Amortization of debt issue costs, net (premium) discount of notes and installment payable	4.9	4.3	29.3
Distribution of earnings from unconsolidated affiliates	16.5	15.8	13.3
(Income) loss from unconsolidated affiliates	16.8	(13.3)	(9.6)
Other operating activities	(4.1)	(2.2)	0.6
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	337.1	(113.1)	(189.4)
Natural gas and NGLs inventory, prepaid expenses, and other	13.6	(12.2)	(23.5)
Accounts payable, accrued product purchases, and other accrued liabilities	(245.5)	58.3	162.1
Net cash provided by operating activities	991.9	847.6	700.1
Cash flows from investing activities:
Additions to property and equipment	(754.9)	(843.1)	(790.8)
Proceeds from sale of unconsolidated affiliate investment	—	—	189.7
Proceeds from sale of property	14.3	1.9	2.3
Investment in unconsolidated affiliates	—	(0.1)	(12.6)
Distribution from unconsolidated affiliates in excess of earnings	3.7	6.9	0.2
Other investing activities	(4.6)	8.1	0.4
Net cash used in investing activities	(741.5)	(826.3)	(610.8)
Cash flows from financing activities:
Proceeds from borrowings	3,310.0	3,946.8	2,381.8
Payments on borrowings	(2,971.4)	(3,060.0)	(2,123.4)
Payment of installment payable for EOGP acquisition	—	(250.0)	(250.0)
Debt financing costs	(10.0)	(1.9)	(5.5)
Distributions to non-controlling interests	(220.5)	(517.2)	(433.7)
Distribution to members	(467.2)	(194.8)	(186.0)
Conversion of restricted units, net of units withheld for taxes	(7.8)	(5.7)	(4.8)
Proceeds from issuance of ENLK common units	—	46.1	106.9
Proceeds from issuance of Series C Preferred Units	—	—	394.0
Contributions by non-controlling interests	97.5	90.2	57.3
Other financing activities	(4.0)	(5.6)	(6.4)
Net cash provided by (used in) financing activities	(273.4)	47.9	(69.8)
Net increase (decrease) in cash and cash equivalents	(23.0)	69.2	19.5
Cash and cash equivalents, beginning of period	100.4	31.2	11.7
Cash and cash equivalents, end of period	$77.4	$100.4	$31.2

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Summary of Significant Agreements

(a) Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. ENLK is a Delaware limited partnership formed in 2002. EnLink Midstream GP, LLC, a Delaware limited liability company and our wholly-owned subsidiary, is ENLK’s general partner. The General Partner manages ENLK’s operations and activities.

Devon Transaction

In 2014, we completed a series of transactions with Devon pursuant to which Devon contributed certain subsidiaries and assets to us in exchange for a majority interest in us (the “Devon Transaction”).

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

Simplification of the Corporate Structure

On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. As a result of the Merger:

•
Each issued and outstanding ENLK common unit (except for ENLK common units held by ENLC and its subsidiaries) was converted into 1.15 ENLC common units, which resulted in the issuance of 304,822,035 ENLC common units.

•	The General Partner’s incentive distribution rights in ENLK were eliminated.

•
Certain terms of the Series B Preferred Units were modified pursuant to an amended partnership agreement of ENLK. See “Note 8—Certain Provisions of the Partnership Agreement” for additional information regarding the modified terms of the Series B Preferred Units.

•
ENLC issued to Enfield, the current holder of the Series B Preferred Units, for no additional consideration, ENLC Class C Common Units equal to the number of Series B Preferred Units held by Enfield immediately prior to the effective time of the Merger, in order to provide Enfield with certain voting rights with respect to ENLC. ENLC also agreed to issue an additional ENLC Class C Common Unit to the applicable holder of each Series B Preferred Unit for each additional Series B Preferred Unit issued by ENLK in quarterly in-kind distributions. In addition, for each Series B Preferred Unit that is exchanged into an ENLC common unit, an ENLC Class C Common Unit will be canceled.

•	The Series C Preferred Units and all of ENLK’s then-existing senior notes continue to be issued and outstanding following the Merger.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

•
Each unit-based award issued and outstanding immediately prior to the effective time of the Merger under the GP Plan was converted into 1.15 awards with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time.

•
Each unit-based award with performance-based vesting conditions issued and outstanding immediately prior to the effective time of the Merger under the GP Plan and the 2014 Plan was modified such that the performance metric for any then outstanding performance award relates (on a weighted average basis) to (i) the combined performance of ENLC and ENLK for periods preceding the effective time of the Merger and (ii) the performance of ENLC for periods on and after the effective time of the Merger.

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

•
We were required to allocate the goodwill in our Corporate reporting unit previously associated with the incentive distribution rights in ENLK granted to the General Partner which were created in connection with the Devon Transaction, to the Permian, North Texas, Oklahoma, and Louisiana reporting units. See “Note 3—Goodwill and Intangible Assets” for more information on this transaction.

•
We reduced our deferred tax liability by $399.0 million related to ENLC’s step-up in basis of ENLK’s underlying assets with the offsetting credit in members’ equity. See “Note 7—Income Taxes” for more information on the deferred tax liabilities.

(b) Nature of Business

We primarily focus on providing midstream energy services, including:

•	gathering, compressing, treating, processing, transporting, storing, and selling natural gas;

•	fractionating, transporting, storing, and selling NGLs; and

•	gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 12,000 miles of pipelines, 21 natural gas processing plants with approximately 5.3 Bcf/d of processing capacity, seven fractionators with approximately 290,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Our crude oil and condensate business includes the gathering and transmission of crude oil and condensate via pipelines, barges, rail, and trucks, in addition to condensate stabilization and brine disposal. We also purchase crude oil and condensate from producers and other supply sources and sell that crude oil and condensate through our terminal facilities to various markets.

Across our businesses, we primarily earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodities purchased. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, barge, truck, or rail terminal.

(2) Significant Accounting Policies

(a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP for complete financial statements. Effective January 1, 2019, we changed our reportable operating segments to reflect how we currently make financial decisions and allocate resources, in connection with which certain reclassifications were made to the financial statements for prior periods to conform to current period presentation. The effect of these reclassifications had no impact on previously reported members’ equity or net income (loss). See “Note 15—Segment Information” for additional information regarding the change in reportable operating segments. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)Management’s Use of Estimates

The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from these estimates.

(c)Revenue Recognition

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Adoption of ASC 606

Effective January 1, 2018, we adopted ASC 606 using the modified retrospective method. ASC 606 replaced previous revenue recognition requirements in GAAP and requires entities to recognize revenue at an amount that reflects the consideration to which they expect to be entitled in exchange for transferring goods or services to a customer. ASC 606 also requires significantly expanded disclosures containing qualitative and quantitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

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

Based on our review of our performance obligations in our contracts with customers, we changed the consolidated statement of operations classification for certain transactions from revenue to cost of sales or from cost of sales to revenue. For the year ended December 31, 2018, the reclassification of revenues and cost of sales resulted in a net decrease in revenue of approximately $671.0 million, or 8.0%, compared to total revenues based on accounting prior to the adoption of ASC 606, with an equivalent net decrease in cost of sales. This change in accounting treatment had no impact on our operating income, net income, results of operations, financial condition, or cash flows.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes the contractually committed fees that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. These fees do not represent the shortfall amounts we expect to collect under our MVC contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods. For example, for the year ended December 31, 2019, we had contractual commitments of $154.0 million under our MVC contracts and recorded $19.7 million of revenue due to volume shortfalls.

MVC and Firm Transportation Commitments (in millions) (1)
2020	$262.7
2021	111.0
2022	97.6
2023	92.7
2024	81.3
Thereafter	158.2
Total	$803.5
____________________________

(1)	Amounts do not represent expected shortfall under these commitments.

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

Disaggregation of Revenue and Presentation of Prior Periods

Based on the disclosure requirements of ASC 606, we are presenting revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues. See “Note 15—Segment Information” for the revenue disaggregation information included in the segment information table for the years ended December 31, 2019 and 2018. As we adopted ASC 606 using the modified retrospective method, only the consolidated statement of operations and revenue disaggregation information for the years ended December 31, 2019 and 2018 are presented to conform to ASC 606 accounting and disclosure requirements. Prior periods presented in the consolidated financial statements and accompanying notes were not restated in accordance with ASC 606.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(d)Secured Term Loan Receivable

In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the original term loan agreement executed in May 2018, White Star was scheduled to make an installment payment of $19.5 million in April 2019. In November 2018 and again in February 2019, we amended the installment payment terms with the result that the single 2019 installment payment was split into two payments of $9.75 million in May 2019 and $10.75 million in October 2019. White Star defaulted on its May 2019 installment payment prior to filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In November 2019, White Star sold its assets and we did not recover any amounts then owed to us under the second lien secured term loan. As a result, we have recorded a $52.9 million loss in our consolidated statement of operations for the year ended December 31, 2019, which represents a full write-down of the second lien secured term loan.

(e)Gas Imbalance Accounting

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. We had imbalance payables of $5.7 million and $12.4 million at December 31, 2019 and 2018, respectively, which approximate the fair value of these imbalances. We had imbalance receivables of $6.4 million and $10.4 million at December 31, 2019 and 2018, respectively, which are carried at the lower of cost or market value. Imbalance receivables and imbalance payables are included in the line items “Accrued revenue and other” and “Accrued gas, NGLs, condensate, and crude oil purchases,” respectively, on the consolidated balance sheets.

(f)Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(g)Income Taxes

We account for deferred income taxes related to the federal and state jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. If the future utilization of some portion of carryforwards is determined to be unlikely, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We record deferred tax assets and liabilities on a net basis on the consolidated balance sheets, with deferred tax assets included in “Other assets, net” and deferred tax liabilities included in “Deferred tax liability, net.”

(h)Natural Gas, Natural Gas Liquids, Crude Oil, and Condensate Inventory

Our inventories of products consist of natural gas, NGLs, crude oil, and condensate. We report these assets at the lower of cost or market value which is determined by using the first-in, first-out method.

(i)Property and Equipment

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The components of property and equipment, net of accumulated depreciation are as follows (in millions):

	Year Ended December 31,
	2019	2018
Transmission assets	$1,376.5	$1,329.4
Gathering systems	4,856.5	4,410.5
Gas processing plants	3,862.2	3,590.5
Other property and equipment	188.0	171.7
Construction in process	216.7	312.0
Property and equipment	10,499.9	9,814.1
Accumulated depreciation	(3,418.6)	(2,967.4)
Property and equipment, net of accumulated depreciation	$7,081.3	$6,846.7

Depreciation Expense. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Gas processing plants	20 - 25 years
Other property and equipment	3 - 15 years

Depreciation expense of $490.7 million, $453.8 million, and $418.2 million was recorded for the years ended December 31, 2019, 2018, and 2017, respectively.

Gain or Loss on Disposition. Upon the disposition or retirement of property and equipment, any gain or loss is recognized in operating income in the statement of operations. For the year ended December 31, 2019, we disposed of assets with a net book value of $12.4 million, and these dispositions primarily related to the sale of certain non-core assets. This decrease in book value was offset by $14.3 million of proceeds from the sale of property, resulting in a $1.9 million gain on disposition of assets in the consolidated statement of operations for the year ended December 31, 2019.

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

For the year ended December 31, 2017, we disposed of assets with a net book value of $8.4 million, and these dispositions primarily related to the retirement of compressors due to fire damage. This decrease in book value was offset by $6.1 million in insurance settlements and $2.3 million of proceeds from the sale of property, resulting in no gain or loss on disposition of assets in the consolidated statement of operations for the year ended December 31, 2017.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

For the year ended December 31, 2019, we recognized a $7.9 million impairment on property and equipment related to certain decommissioned and removed non-core assets.

For the year ended December 31, 2018, we determined that the undiscounted cash flows for two of our assets were not in excess of their carrying values. We estimated the fair values of these assets and determined that their fair values were not in excess of their carrying values, which resulted in impairments on property and equipment of $24.6 million related to certain non-core natural gas pipeline assets in the Louisiana segment and $109.2 million related to non-core crude pipeline assets in the Permian segment.

For the year ended December 31, 2017, we recognized a $17.1 million impairment on property and equipment, which related to the carrying values of rights-of-way that we are no longer using and an abandoned brine disposal well.

(j)Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and the effective portion of gains or losses on derivative financial instruments that qualify as cash flow hedges pursuant to ASC 815, Derivatives and Hedging (“ASC 815”). For additional information about the effect of financial instruments on comprehensive income (loss), see “Note 12—Derivatives.”

(k)Equity Method of Accounting

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

We recognized a $31.4 million loss for the year ended December 31, 2019 related to the impairment of the carrying value of the Cedar Cove JV, as we determined that the carrying value of our investment was not recoverable based on the forecasted cash flows from the Cedar Cove JV.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

For additional information, see “Note 10—Investment in Unconsolidated Affiliates.”

(l)Non-controlling Interests

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

Our non-controlling interests for the years ended December 31, 2019, 2018, and 2017 relate to the Series B Preferred Units, the Series C Preferred Units, NGP’s 49.9% ownership of the Delaware Basin JV, Marathon Petroleum Corporation’s 50.0% ownership interest in the Ascension JV, and other minor non-controlling interests. For periods prior to the Merger, our non-controlling interests also included ENLK’s public common unitholders.

(m)Goodwill

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually as of October 31 and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For additional information regarding our assessment of goodwill for impairment, see “Note 3—Goodwill and Intangible Assets.”

(n)Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from five to twenty years. For additional information regarding our intangible assets, including our assessment of intangible assets for impairment, see “Note 3—Goodwill and Intangible Assets.”

(o)Asset Retirement Obligations

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

(p)Other Current Liabilities

Other current liabilities included a liability related to an onerous performance obligation of $9.0 million as of December 31, 2018. We had one delivery contract that required us to deliver a specified volume of gas each month at an indexed base price that ended June 2019. We realized a loss on the delivery of gas under this contract each month based on current prices. The liability was reduced each month as delivery was made over the life of the contract with an offsetting reduction in purchased gas costs.

(q)Derivatives

We use derivative instruments to hedge against changes in cash flows related to product price. We generally determine the fair value of swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date. The asset or liability related to the derivative instruments is recorded on the balance sheet at the fair value of derivative assets or liabilities in accordance with ASC 815. Changes in fair value of derivative instruments are recorded in gain or loss on derivative activity in the period of change.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

In May 2017, we entered into an interest rate swap in connection with the issuance of our 2047 Notes. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated comprehensive loss on the consolidated balance sheets. We amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge. For additional information, see “Note 12—Derivatives.”

(r)Concentrations of Credit Risk

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

	Year Ended December 31,
	2019	2018	2017
Devon	10.5%	10.4%	14.4%
Dow Hydrocarbons and Resources LLC	10.0%	11.1%	11.2%
Marathon Petroleum Corporation	13.8%	11.5%	(1)
____________________________

(1)	Consolidated revenues for Marathon Petroleum Corporation did not exceed 10% of our consolidated revenues for the year ended December 31, 2017.

We continually monitor and review the credit exposure of our counter-parties based on various credit quality indicators and metrics. We obtain letters of credit or other appropriate security when considered necessary to limit the risk of loss. We record reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers and we do not expect to experience significant levels of default on our trade accounts receivable. We had a reserve for uncollectible receivables of $0.5 million and $0.3 million as of December 31, 2019 and 2018, respectively.

(s)Environmental Costs

Environmental expenditures are expensed or capitalized depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

clean-ups are probable and the costs can be reasonably estimated. For the years ended December 31, 2019, 2018, and 2017, environmental expenditures were not material.

(t)Unit-Based Awards

We recognize compensation cost related to all unit-based awards in our consolidated financial statements in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”). For additional information, see “Note 11—Employee Incentive Plans.” Unit-based compensation associated with ENLC’s unit-based compensation plans awarded to directors, officers, and employees of the General Partner is recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK.

(u)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with a loss contingency are expensed as incurred. For additional information, see “Note 14—Commitments and Contingencies.”

(v)Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized into interest expense using the straight-line method over the term of the related debt. Gains or losses on debt repurchases, redemptions, and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $29.8 million and $24.5 million as of December 31, 2019 and 2018, respectively, are included in “Long-term debt” or “Current maturities of long-term debt,” as applicable, on the consolidated balance sheets as a direct reduction from the carrying amount of the debt.

(w)Redeemable Non-Controlling Interest

Non-controlling interests that contain an option for the non-controlling interest holder to require us to buy out such interests for cash are considered to be redeemable non-controlling interests because the redemption feature is not deemed to be a freestanding financial instrument and because the redemption is not solely within our control. Redeemable non-controlling interest is not considered to be a component of members’ equity and is reported as temporary equity in the mezzanine section on the consolidated balance sheets. The amount recorded as redeemable non-controlling interest at each balance sheet date is the greater of the redemption value and the carrying value of the redeemable non-controlling interest (the initial carrying value increased or decreased for the non-controlling interest holder’s share of net income or loss and distributions).

(x)Adopted Accounting Standards

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

(y)Accounting Standards to be Adopted in Future Periods

On August 29, 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which amends ASC 350-40, Internal-Use Software (“ASC 350-40”) to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350-40 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. We do not believe ASU 2018-15 will have a

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

material impact on our financial statements, except to the extent future costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Operating expenses” or “General and administrative” in the consolidated statements of operations, rather than “Depreciation and amortization.” We will adopt ASU 2018-15 prospectively effective January 1, 2020.

(3) Goodwill and Intangible Assets

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

We perform our goodwill assessments at the reporting unit level for all reporting units. We use a discounted cash flow analysis to perform the assessments. Key assumptions in the analysis include the use of an appropriate discount rate, terminal year cash flow multiples, and estimated future cash flows, including volume and price forecasts, capital expenditures, and estimated operating and general and administrative costs. In estimating cash flows, we incorporate current and historical market and financial information, among other factors. Impairment determinations involve significant assumptions and judgments, and differing assumptions regarding any of these inputs could have a significant effect on the various valuations. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to goodwill impairment charges, which would be recognized in the period in which the carrying value exceeds fair value. We may also incur future goodwill impairment charges due to lower commodity prices, which may adversely affect our estimate of future cash flows or our unit price.

In March 2014, at the time of our transactions with Devon, we recorded goodwill in our corporate reporting unit at ENLC that was associated with the General Partner’s incentive distribution rights in ENLK. Prior to the completion of the Merger in January 2019, ENLC’s aggregate fair value of its reporting units was in excess of the consolidated book value of its assets, including all goodwill, which did not result in a goodwill impairment on a consolidated basis. Upon the completion of the Merger, in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the portion of goodwill in our corporate reporting unit that was previously associated with the General Partner’s incentive distribution rights in ENLK was required to be reallocated to the four remaining reporting units based on the relative fair value of each of the reporting units. As a result, we allocated goodwill to reporting units at which goodwill had previously been impaired due to book value being in excess of fair value.

The table below provides a summary of our change in carrying amount of goodwill by segment (in millions) for the years ended December 31, 2019 and 2018, by assigned reporting unit. For the year ended December 31, 2017, there were no changes to the carrying amounts of goodwill.

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Year Ended December 31, 2019
Balance, beginning of period	$—	$—	$190.3	$—	$1,119.9	$1,310.2
Goodwill allocation	184.6	125.7	623.1	186.5	(1,119.9)	—
Impairment	—	(125.7)	(813.4)	(186.5)	—	(1,125.6)
Balance, end of period	$184.6	$—	$—	$—	$—	$184.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Year Ended December 31, 2018
Balance, beginning of period	$29.3	$202.7	$190.3	$—	$1,119.9	$1,542.2
Impairment	(29.3)	(202.7)	—	—	—	(232.0)
Balance, end of period	$—	$—	$190.3	$—	$1,119.9	$1,310.2

Goodwill Impairment Analysis for the Year Ended December 31, 2019

During the first quarter of 2019, we recognized a $186.5 million goodwill impairment related to goodwill that had been reallocated from our Corporate reporting unit to our Louisiana reporting unit as a result of the Merger.

During the fourth quarter of 2019, we performed a quantitative analysis as of October 31, 2019 for our annual goodwill impairment test. Subsequent to October 31, 2019, we determined that due to a significant decline in our common unit price and the expected reduction in our cash distribution paid to common unitholders, which was announced in January 2020, a change in circumstances had occurred that warranted an additional quantitative impairment test. We recorded a goodwill impairment loss of $125.7 million and $813.4 million in our North Texas and Oklahoma reporting units, respectively. These amounts are included in impairments in the consolidated statement of operations for the year ended December 31, 2019. The goodwill for our North Texas and Oklahoma reporting units primarily related to the goodwill reallocated from our Corporate reporting unit as a result of the Merger in January 2019.

Goodwill Impairment Analysis for the Year Ended December 31, 2018

During our annual goodwill impairment test for 2018, which was performed as of October 31, 2018, we determined, based upon our qualitative assessment, that no impairments of goodwill were required as of that date. However, subsequent to October 31, 2018, we determined that due to a significant decline in our unit price, a change in circumstances had occurred that warranted a quantitative impairment test. Based on this triggering event, we performed a quantitative goodwill impairment analysis as of December 31, 2018. Based on this analysis, a goodwill impairment loss for our Permian and North Texas reporting units in the amounts of $29.3 million and $202.7 million, respectively, was recognized in the fourth quarter of 2018 and is included in impairments in the consolidated statement of operations for the year ended December 31, 2018.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table represents our change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Year Ended December 31, 2019
Customer relationships, beginning of period	$1,795.8	$(422.2)	$1,373.6
Amortization expense	—	(123.7)	(123.7)
Customer relationships, end of period	$1,795.8	$(545.9)	$1,249.9

Year Ended December 31, 2018
Customer relationships, beginning of period	$1,795.8	$(298.7)	$1,497.1
Amortization expense	—	(123.5)	(123.5)
Customer relationships, end of period	$1,795.8	$(422.2)	$1,373.6

Year Ended December 31, 2017
Customer relationships, beginning of period	$1,795.8	$(171.6)	$1,624.2
Amortization expense	—	(127.1)	(127.1)
Customer relationships, end of period	$1,795.8	$(298.7)	$1,497.1

For the years ended December 31, 2019, 2018, and 2017, we reviewed our various assets groups for impairment during our annual impairment review process and determined that no impairment of our intangible assets occurred. We utilized Level 3 fair value measurements in our impairment analysis, which included cash flow assumptions consistent with those utilized in our goodwill impairment analysis.

The weighted average amortization period for intangible assets is 15.0 years. Amortization expense was $123.7 million, $123.5 million, and $127.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2020	$123.7
2021	123.7
2022	123.7
2023	123.6
2024	123.4
Thereafter	631.8
Total	$1,249.9

(4) Related Party Transactions

(a)Transactions with ENLK

Simplification of the Corporate Structure. On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. See “Note 1—Organization and Summary of Significant Agreements” for more information on the Merger and related transactions.

Transfer of EOGP Interest. On January 31, 2019, ENLC transferred its 16.1% limited partner interest in EOGP to the Operating Partnership in exchange for 55,827,221 ENLK common units, resulting in the Operating Partnership owning 100% of the limited partner interests in EOGP.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We paid ENLK $26.6 million and $48.4 million for our interest in EOGP’s capital expenditures for the years ended December 31, 2018 and 2017, respectively. We paid our contribution for EOGP’s capital expenditures to ENLK monthly, net of EOGP’s adjusted EBITDA distributable to us, which was defined as earnings before depreciation and amortization and provision for income taxes and included allocated expenses from ENLK. Subsequent to January 31, 2019, EOGP is a wholly owned subsidiary of the Operating Partnership.

We paid ENLK $2.5 million and $2.4 million as reimbursement during the years ended December 31, 2018 and 2017, respectively, to cover our portion of administrative and compensation costs for officers and employees that performed services for ENLC. Officers and employees that performed services for us provided an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes, and other benefit costs) was allocated to ENLC for reimbursement based on these estimates. In addition, an administrative burden was added to such costs to reimburse ENLK for additional support costs, including, but not limited to, consideration for rent, office support, and information service support. Subsequent to the closing of the Merger, ENLC no longer is allocated these administrative and compensation costs.

(b)Transactions with Devon

On July 18, 2018, subsidiaries of Devon sold all of their equity interests in ENLK, ENLC, and the Managing Member to GIP for aggregate consideration of $3.125 billion. Accordingly, Devon is no longer an affiliate of ENLK or ENLC. The sale did not affect our commercial arrangements with Devon, except that Devon agreed to extend through 2029 certain existing fixed-fee gathering and processing contracts related to the Bridgeport plant in North Texas and the Cana plant in Oklahoma. See “Note 1—Organization and Summary of Significant Agreements” for additional information regarding the GIP Transaction. Prior to July 18, 2018, revenues from transactions with Devon are included in “Product sales—related parties” or “Midstream services—related parties” in the consolidated statement of operations. Revenues from transactions with Devon after July 18, 2018 are included in “Product sales” or “Midstream services” in the consolidated statement of operations. For the years ended December 31, 2018 and 2017, related party revenues from Devon accounted for 5.4% and 14.4% of our revenues, respectively.

Gathering and Processing Agreements with Devon

On January 1, 2014, we entered into 10-year gathering and processing agreements with Devon to provide gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by Devon Gas Services, L.P., a subsidiary of Devon (“Gas Services”), to our gathering and processing systems in the Barnett, Cana-Woodford, and Arkoma-Woodford Shales.

These agreements provide us with dedication of all of the natural gas owned or controlled by Devon and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by Devon. Pursuant to the gathering and processing agreements entered into on January 1, 2014, Devon has committed to deliver specified minimum daily volumes of natural gas to our gathering systems in the Barnett, Cana-Woodford, and Arkoma-Woodford Shales during each calendar quarter. From January 1, 2018 to July 18, 2018 and for the year ended December 31, 2017, we recognized $321.3 million and $615.5 million of revenue, respectively, under these agreements. Included in these amounts of revenue recognized is revenue from MVCs attributable to Devon of $50.8 million from January 1, 2018 to July 18, 2018 and $81.9 million for the year ended December 31, 2017. Devon is entitled to firm service, meaning that if capacity on a system is curtailed or reduced, or capacity is otherwise insufficient, we will take delivery of as much Devon natural gas as is permitted in accordance with applicable law.

The gathering and processing agreements are fee-based, and we are paid a specified fee per MMBtu for natural gas gathered on our gathering systems and a specified fee per MMBtu for natural gas processed. The particular fees, all of which are subject to an automatic annual inflation escalator at the beginning of each year, differ from one system to another and do not contain a fee redetermination clause.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

EOGP Agreement with Devon

In January 2016, in connection with the acquisition of EOGP, we acquired a gas gathering and processing agreement with Devon Energy Production Company, L.P. (“DEPC”) pursuant to which EOGP provides gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by DEPC. The agreement had an MVC that remained in place during each calendar quarter for four years and has an overall term of approximately 15 years. Additionally, the agreement provides EOGP with dedication of all of the natural gas owned or controlled by DEPC and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by DEPC. DEPC is entitled to firm service, meaning a level of gathering and processing service in which DEPC’s reserved capacity may not be interrupted, except due to force majeure, and may not be displaced by another customer or class of service. This agreement accounted for approximately $77.6 million and $100.4 million of our combined revenues from January 1, 2018 to July 18, 2018 and for the year ended December 31, 2017, respectively.

Other Commercial Relationships with Devon

As noted above, we continue to maintain a customer relationship with Devon pursuant to which we provide gathering, transportation, processing, and gas lift services to Devon in exchange for fee-based compensation under several agreements with Devon. In addition, we have agreements with Devon pursuant to which we purchase and sell NGLs, gas, and crude oil and pay or receive, as applicable, a margin-based fee. These NGL, gas, and crude oil purchase and sale agreements have month-to-month terms. These historical agreements collectively comprised $66.6 million and $78.0 million of our combined revenue from January 1, 2018 to July 18, 2018 and for the year ended December 31, 2017, respectively.

VEX Transportation Agreement

In connection with our acquisition of the VEX assets from Devon, we were party to a five-year transportation services agreement with Devon pursuant to which we provided transportation services to Devon on the VEX pipeline. This agreement included a five-year MVC with Devon. The MVC was executed in June 2014 and expired June 2019. This agreement accounted for approximately $3.5 million and $17.8 million of service revenues from January 1, 2018 to July 18, 2018 and for the year ended December 31, 2017, respectively.

Acacia Transportation Agreement

We entered into an agreement with a wholly-owned subsidiary of Devon pursuant to which we provide transportation services to Devon on our Acacia pipeline in North Texas. This agreement accounted for approximately $4.9 million and $13.8 million of our combined revenues from January 1, 2018 to July 18, 2018 and for the year ended December 31, 2017, respectively.

(c)Transactions with Cedar Cove JV

For the years ended December 31, 2018 and December 31, 2017, we recorded service revenue of $0.5 million and $5.4 million, respectively, that is recorded as “Midstream services—related parties” on the consolidated statements of operations. Additionally, for the years ended December 31, 2019, 2018, and 2017, we recorded cost of sales of $21.7 million, $44.1 million, $30.6 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. We had no accounts receivable balance related to transactions with the Cedar Cove JV at December 31, 2019 and $0.7 million at December 31, 2018. We had an accounts payable balance related to transactions with the Cedar Cove JV of $1.1 million and $4.3 million at December 31, 2019 and 2018, respectively.

(d)Tax Sharing Agreement

We, ENLK, and Devon entered into a tax sharing agreement providing for the allocation of responsibilities, liabilities, and benefits relating to any tax for which a combined tax return is due. From January 1, 2018 to July 18, 2018 and for the year ended December 31, 2017, we incurred approximately $0.4 million and $1.2 million, respectively, in taxes that are subject to the tax sharing agreement. Effective July 18, 2018, ENLK, ENLC, and Devon signed a supplemental agreement reaffirming terms of the tax sharing agreement for tax periods ending July 18, 2018 and prior.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

(5) Leases

Effective with the adoption of ASC 842 in January 2019, we evaluate new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for periodic payments. A lease exists if we obtain substantially all of the economic benefits of an asset, and we have the right to direct the use of that asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate we could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs incurred to enter the lease, less the cost of any incentives received from the lessor. The majority of our leases are for the following types of assets:

•
Office space. Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represent $60.0 million of our lease liability and $39.8 million of our right-of-use asset as of December 31, 2019. These office leases typically include variable lease costs related to utility expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•
Compression and other field equipment. We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $27.1 million of our lease liability and $27.1 million of our right-of-use asset as of December 31, 2019. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•
Office equipment. We rent office equipment for a monthly fee. These leases are typically for several years and represent $0.6 million of our lease liability and $0.6 million of our right-of-use asset as of December 31, 2019.

•
Land and land easements. We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represent $15.3 million of our lease liability and $12.9 million of our right-of-use asset as of December 31, 2019.

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

December 31, 2019
Operating leases:
Other assets, net	$80.4
Other current liabilities	$21.1
Other long-term liabilities	$81.9

Other lease information
Weighted-average remaining lease term—Operating leases	10.6 years
Weighted-average discount rate—Operating leases	5.1%

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. The components of total lease expense are as follows (in millions):

Year Ended December 31, 2019
Finance lease expense:
Amortization of right-of-use asset	$5.2
Interest on lease liability	0.1
Operating lease expense:
Long-term operating lease expense	28.7
Short-term lease expense	32.0
Variable lease expense	7.7
Total lease expense	$68.4

Other information about our leases is presented below (in millions):

Year Ended December 31, 2019
Supplemental cash flow information:
Cash payments for finance leases included in cash flows from financing activities	$1.2
Cash payments for operating leases included in cash flows from operating activities	$29.8
Right-of-use assets obtained in exchange for operating lease liabilities	$104.1

The following table summarizes the maturity of our lease liability as of December 31, 2019 (in millions):

	Total	2020	2021	2022	2023	2024	Thereafter
Undiscounted operating lease liability	$141.2	$25.0	$18.7	$11.7	$9.7	$9.1	$67.0
Reduction due to present value	(38.2)	(4.7)	(3.9)	(3.4)	(3.1)	(2.7)	(20.4)
Operating lease liability	$103.0	$20.3	$14.8	$8.3	$6.6	$6.4	$46.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(6) Long-Term Debt

As of December 31, 2019 and 2018, long-term debt consisted of the following (in millions):

	December 31, 2019			December 31, 2018
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Consolidated Credit Facility due 2024 (1)	$350.0	$—	$350.0	$—	$—	$—
Term Loan due 2021 (2)	850.0	—	850.0	850.0	—	850.0
ENLC Credit Facility due 2019 (3)	—	—	—	111.4	—	111.4
ENLK’s 2.70% Senior unsecured notes due 2019 (4)	—	—	—	400.0	—	400.0
ENLK’s 4.40% Senior unsecured notes due 2024	550.0	1.5	551.5	550.0	1.8	551.8
ENLK’s 4.15% Senior unsecured notes due 2025	750.0	(0.7)	749.3	750.0	(0.9)	749.1
ENLK’s 4.85% Senior unsecured notes due 2026	500.0	(0.5)	499.5	500.0	(0.5)	499.5
ENLC’s 5.375% Senior unsecured notes due 2029	500.0	—	500.0	—	—	—
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.9)	444.1	450.0	(6.2)	443.8
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,800.0	$(5.9)	4,794.1	$4,461.4	$(6.1)	4,455.3
Debt issuance cost (5)			(29.8)			(24.5)
Less: Current maturities of long-term debt (4)			—			(399.8)
Long-term debt, net of unamortized issuance cost			$4,764.3			$4,031.0
____________________________

(1)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.3% at December 31, 2019.

(2)	Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.2% and 3.9% at December 31, 2019 and 2018, respectively.

(3)
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

(5)	Net of accumulated amortization of $10.9 million and $16.5 million at December 31, 2019 and 2018, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Maturities

Maturities for the long-term debt as of December 31, 2019 are as follows (in millions):

2020	$—
2021	850.0
2022	—
2023	—
2024	900.0
Thereafter	3,050.0
Subtotal	4,800.0
Less: net discount	(5.9)
Less: debt issuance cost	(29.8)
Long-term debt, net of unamortized issuance cost	$4,764.3

Consolidated Credit Facility

On December 11, 2018, ENLC entered into the Consolidated Credit Facility, which permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC defaults on the Consolidated Credit Facility, ENLK will be liable for the entire outstanding balance ($350.0 million as of December 31, 2019), and 105% of the outstanding letters of credit under the Consolidated Credit Facility ($4.8 million as of December 31, 2019). The obligations under the Consolidated Credit Facility are unsecured.
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
Borrowings under the Consolidated Credit Facility bear interest at ENLC’s option at the Eurodollar Rate (LIBOR) plus an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants governing the Consolidated Credit Facility, amounts outstanding under the Consolidated Credit Facility, if any, may become due and payable immediately.

At December 31, 2019, we were in compliance with and expect to be in compliance with the covenants of the Consolidated Credit Facility for at least the next twelve months.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. Upon the closing of the Merger, ENLC assumed ENLK’s obligations

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan and the outstanding balance becomes due, ENLK will be liable for any amount owed on the Term Loan not paid by ENLC. The outstanding balance of the Term Loan was $850.0 million as of December 31, 2019. The obligations under the Term Loan are unsecured.

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

Borrowings under the Term Loan bear interest at ENLC’s option at the Eurodollar Rate (LIBOR) plus an applicable margin (ranging from 1.0% to 1.75%) or the Base Rate (the highest of the Federal Funds Rate plus 0.5%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.0% to 0.75%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants included in the Term Loan, amounts outstanding under the Term Loan may become due and payable immediately.

At December 31, 2019, we were in compliance with and expect to be in compliance with the covenants of the Term Loan for at least the next twelve months.

ENLC Credit Facility

Prior to the closing of the Merger, we had a $250.0 million secured revolving credit facility that would have matured on March 7, 2019 and included a $125.0 million letter of credit subfacility. Upon the closing of the Merger, the ENLC Credit Facility was repaid and canceled, and all outstanding borrowings were refinanced through borrowings on the Consolidated Credit Facility. Since the borrowings under the ENLC Credit Facility were refinanced with long-term debt, they are classified as “Long-term debt” on the consolidated balance sheet as of December 31, 2018.

Borrowings under the ENLC Credit Facility bore interest at our option at the Eurodollar Rate (LIBOR) plus an applicable margin (ranging from 1.75% to 2.50%) or the Base Rate (the highest of the Federal Funds Rate plus 0.50%, the 30-day Eurodollar Rate plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.75% to 1.50%). The applicable margins varied depending on our leverage ratio.

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

On March 19, 2014, ENLK issued $1.2 billion aggregate principal amount of unsecured senior notes, consisting of $400.0 million aggregate principal amount of its 2.700% senior notes due 2019 (the “2019 Notes”), $450.0 million aggregate principal amount of its 4.400% senior notes due 2024 (the “2024 Notes”), and $350.0 million aggregate principal amount of its 5.600% senior notes due 2044 (the “2044 Notes”), at prices to the public of 99.850%, 99.830%, and 99.925%, respectively, of their face value. The 2019 Notes matured on April 1, 2019; the 2024 Notes mature on April 1, 2024; and the 2044 Notes mature on April 1, 2044. The interest payments on the 2024 Notes and 2044 Notes are due semi-annually in arrears in April and October.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

On May 11, 2017, ENLK issued $500.0 million in aggregate principal amount of 5.450% senior unsecured notes due June 1, 2047 (the “2047 Notes”) at a price to the public of 99.981% of their face value. Interest payments on the 2047 Notes are payable on June 1 and December 1 of each year, beginning December 1, 2017. We received net proceeds of approximately $495.2 million for the issuance of the 2047 notes.

On April 9, 2019, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.375% senior unsecured notes due June 1, 2029 at a price to the public of 100% of their face value. Interest payments on the 2029 Notes are payable on June 1 and December 1 of each year. The 2029 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $496.5 million were used to repay outstanding borrowings under the Consolidated Credit Facility, including borrowings incurred on April 1, 2019 to repay at maturity all of the $400.0 million outstanding aggregate principal amount of ENLK’s 2.70% senior unsecured notes due 2019, and for general limited liability company purposes.

Senior Unsecured Notes Redemption Provisions

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

Issuance	Maturity Date of Notes	Early Redemption Date	Basis Point Premium
2024 Notes	April 1, 2024	Prior to January 1, 2024	25 Basis Points
2025 Notes	June 1, 2025	Prior to March 1, 2025	30 Basis Points
2026 Notes	July 15, 2026	Prior to April 15, 2026	50 Basis Points
2029 Notes	June 1, 2029	Prior to March 1, 2029	50 Basis Points
2044 Notes	April 1, 2044	Prior to October 1, 2043	30 Basis Points
2045 Notes	April 1, 2045	Prior to October 1, 2044	30 Basis Points
2047 Notes	June 1, 2047	Prior to June 1, 2047	40 Basis Points

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Senior Unsecured Notes Indentures

The indentures governing the senior unsecured notes contain covenants that, among other things, limit ENLC’s and ENLK’s ability to create or incur certain liens or consolidate, merge, or transfer all or substantially all of ENLC’s and ENLK’s assets.

Each of the following is an event of default under the indentures:

•	failure to pay any principal or interest when due;

•	failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures; and

•	bankruptcy or other insolvency events involving ENLC and ENLK.

If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies. At December 31, 2019, ENLC and ENLK were in compliance and expect to be in compliance with the covenants in the senior unsecured notes for at least the next twelve months.

(7) Income Taxes

The components of our income tax benefit (expense) are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense	$—	$(1.9)	$(0.4)
Deferred tax benefit (expense)	(6.9)	(16.3)	197.2
Total income tax benefit (expense)	$(6.9)	$(18.2)	$196.8

The following schedule reconciles total income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income before income taxes (in millions):

	Year Ended December 31,
	2019	2018	2017
Expected income tax benefit (expense) based on federal statutory tax rate (1)	$233.6	$(1.0)	$(5.6)
State income tax benefit (expense), net of federal benefit	27.0	(0.1)	(0.4)
Statutory rate change (1)	—	—	210.6
Non-deductible expense related to impairments	(264.5)	(10.7)	—
Other	(3.0)	(6.4)	(7.8)
Total income tax benefit (expense)	$(6.9)	$(18.2)	$196.8
____________________________

(1)
The Tax Cuts and Jobs Act of 2017 resulted in a change in the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. Accordingly, we reduced deferred tax liabilities and recorded a deferred tax benefit in the amount of $210.6 million as of December 31, 2017 due to a remeasurement of deferred tax liabilities. Of this amount, $185.7 million was related to ENLC’s standalone deferred tax liabilities, and $24.9 million was related to ENLK’s re-measurement of deferred tax liabilities of its wholly-owned corporate subsidiaries.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets, net of deferred tax liabilities, are included in “Other assets, net” in the consolidated balance sheets at December 31, 2019. Our deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in millions):

	December 31, 2019	December 31, 2018
Deferred income tax assets:
Federal net operating loss carryforward	$341.4	$67.9
State net operating loss carryforward	44.8	11.7
Total deferred tax assets	386.2	79.6
Deferred tax liabilities:
Property, plant, equipment, and intangible assets (1)	(354.0)	(440.6)
Other	—	(1.4)
Total deferred tax liabilities	(354.0)	(442.0)
Deferred tax asset (liability), net	$32.2	$(362.4)
____________________________

(1)	Includes our investment in ENLK and primarily relates to differences between the book and tax bases of property and equipment.

As a result of the Merger, we acquired all issued and outstanding ENLK common units that were not already held by us or our subsidiaries in exchange for the issuance of ENLC common units. See “Note 1—Organization and Summary of Significant Agreements” for more information regarding this transaction. This was a taxable exchange to our unitholders, and we received a step-up in tax basis of the underlying assets acquired. In accordance with ASC 810, Consolidation, the step-up in our basis reduced our deferred tax liability by $399.0 million at the time of the Merger.

As of December 31, 2019, we had federal net operating loss carryforwards of $1.6 billion that represent a net deferred tax asset of $341.4 million. As of December 31, 2019, we had state net operating loss carryforwards of $816.2 million that represent a net deferred tax asset of $44.8 million. These carryforwards will begin expiring in 2028 through 2039. Management believes that it is more likely than not that the future results of operations will generate sufficient taxable income to utilize these net operating loss carryforwards before they expire.

For the years ended December 31, 2019 and 2018, there was no recorded unrecognized tax benefit. Per our accounting policy election, penalties and interest related to unrecognized tax benefits are recorded to income tax expense. As of December 31, 2019, tax years 2015 through 2019 remain subject to examination by various taxing authorities.

(8) Certain Provisions of the Partnership Agreement

(a) Issuance of ENLK Common Units

In November 2014, ENLK entered into the 2014 EDA to sell up to $350.0 million in aggregate gross sales of ENLK’s common units from time to time through an “at the market” equity offering program. In August 2017, ENLK ceased trading under the 2014 EDA and entered into the 2017 EDA.

For the year ended December 31, 2017, ENLK sold an aggregate of 6.2 million common units under the 2014 EDA and the 2017 EDA, generating proceeds of $106.9 million (net of $1.1 million of commissions and $0.2 million of registration fees). ENLK used the net proceeds for general partnership purposes.

For the year ended December 31, 2018, ENLK sold an aggregate of 2.6 million common units under the 2017 EDA, generating proceeds of $46.1 million (net of $0.5 million of commissions paid to the ENLK Sales Agents). ENLK used the net proceeds for general partnership purposes. In connection with the announcement of the Merger, ENLK suspended solicitation and offers under the 2017 EDA. Following the consummation of the Merger, the 2017 EDA was terminated.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(b) Series B Preferred Units

In January 2016, ENLK issued an aggregate of 50,000,000 Series B Preferred Units representing ENLK limited partner interests to Enfield in a private placement for a cash purchase price of $15.00 per Series B Preferred Unit (the “Issue Price”). Affiliates of Goldman Sachs and affiliates of TPG own interests in the general partner of Enfield. Prior to the close of the Merger, the Series B Preferred Units were convertible into ENLK common units on a one-for-one basis, subject to certain adjustments.

Subsequent to the Merger, Series B Preferred Units are exchangeable for ENLC common units in an amount equal to the number of outstanding Series B Preferred Units outstanding multiplied by the exchange ratio of 1.15, subject to certain adjustments (the “Series B Exchange Ratio”). The exchange is subject to ENLK’s option to pay cash instead of issuing additional ENLC common units, and can occur in whole or in part at Enfield’s option at any time, or in whole at our option, provided the daily volume-weighted average closing price of the ENLC common units (the “ENLC VWAP”) exchange for the 30 trading days ending two trading days prior to the exchange is greater than 150% of the Issue Price divided by the conversion ratio of 1.15.

For each of the calendar quarters between March 31, 2016 through June 30, 2017, Enfield received a quarterly distribution equal to an annual rate of 8.5% on the Issue Price payable in-kind in the form of additional Series B Preferred Units. Beginning with the quarter ended September 30, 2017, Series B Preferred Unit distributions were payable quarterly in cash at an amount equal to $0.28125 per Series B Preferred Unit (the “Cash Distribution Component”) plus an in-kind distribution equal to the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) an amount equal to (i) the excess, if any, of the distribution that would have been payable had the Series B Preferred Units converted into ENLK common units over the Cash Distribution Component, divided by (ii) the Issue Price.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A summary of the distribution activity relating to the Series B Preferred Units for the years ended December 31, 2019, 2018, and 2017 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash distribution (in millions)	Date paid/payable
2019
First Quarter of 2019	147,887	$16.7	May 14, 2019
Second Quarter of 2019	148,257	$17.1	August 13, 2019
Third Quarter of 2019	148,627	$17.1	November 13, 2019
Fourth Quarter of 2019	148,999	$16.8	February 13, 2020

2018
First Quarter of 2018	416,657	$16.2	May 14, 2018
Second Quarter of 2018	419,678	$16.3	August 13, 2018
Third Quarter of 2018	422,720	$16.4	November 13, 2018
Fourth Quarter of 2018	425,785	$16.5	February 13, 2019

2017
First Quarter of 2017	1,154,147	$—	May 12, 2017
Second Quarter of 2017	1,178,672	$—	August 11, 2017
Third Quarter of 2017	410,681	$15.9	November 13, 2017
Fourth Quarter of 2017	413,658	$16.1	February 13, 2018

(d) Series C Preferred Units

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

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. For the years ended December 31, 2019, 2018, and 2017, ENLK made distributions of $24.0 million, $24.0 million, and $5.6 million to holders of Series C Preferred Units, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Following the Merger, the Series C Preferred Units remain issued and outstanding with the terms set forth above.

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

Prior to the Merger, the General Partner owned the general partner interest in ENLK and all incentive distribution rights in ENLK. The General Partner was entitled to receive incentive distributions if the amount ENLK distributed with respect to any quarter exceeded levels specified in its partnership agreement. Under the quarterly incentive distribution provisions, the General Partner was entitled to 13.0% of amounts ENLK distributed in excess of $0.25 per unit, 23.0% of the amounts ENLK distributed in excess of $0.3125 per unit, and 48.0% of amounts ENLK distributed in excess of $0.375 per unit. At the closing of the Merger, the General Partner’s incentive distribution rights in ENLK were eliminated. See “Note 1—Organization and Summary of Significant Agreements” for more information regarding the Merger and related transactions.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(f) Allocation of ENLK Income

Prior to the closing of the Merger and for the years ended December 31, 2018 and 2017, net income was allocated to the General Partner in an amount equal to its incentive distribution rights as described in section “(e) ENLK Common Unit Distributions” above. The General Partner was not entitled to incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units converted into common units or (ii) the Series C Preferred Units. At the closing of the Merger, the General Partner’s incentive distribution rights in ENLK’s were eliminated.

For the years ended December 31, 2018 and 2017, the General Partner’s share of net income consisted of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units, and the percentage interest of ENLK’s net income adjusted for ENLC’s unit-based compensation specifically allocated to the General Partner. For the years ended December 31, 2019, 2018, and 2017, the net income allocated to the General Partner is as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Income allocation for incentive distributions	$—	$59.5	$58.9
Unit-based compensation attributable to ENLC’s restricted and performance units	(37.0)	(20.3)	(21.0)
General Partner share of net income (loss)	(1.4)	(0.6)	0.4
General Partner interest in EOGP acquisition	2.4	27.5	4.8
General Partner interest in net income (loss)	$(36.0)	$66.1	$43.1

(9) Members' Equity

(a) Issuance of ENLC Common Units related to the Merger

In connection with the consummation of the Merger, we issued 304,822,035 ENLC common units in exchange for all of the outstanding ENLK common units not previously owned by us.

(b) ENLC Equity Distribution Agreement

On February 22, 2019, ENLC entered into the ENLC EDA with the ENLC Sales Agents to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program. Under the ENLC EDA, ENLC may also sell common units to any ENLC Sales Agent as principal for the ENLC Sales Agent’s own account at a price agreed upon at the time of sale. ENLC has no obligation to sell any ENLC common units under the ENLC EDA and may at any time suspend solicitation and offers under the ENLC EDA. As of February 19, 2020, ENLC has not sold any common units under the ENLC EDA.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(c) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Year Ended December 31,
	2019	2018	2017
Distributed earnings allocated to:
Common units (1)	$479.0	$194.9	$184.8
Unvested restricted units (1)	5.7	2.8	2.5
Total distributed earnings	$484.7	$197.7	$187.3
Undistributed income (loss) allocated to:
Common units	$(1,584.8)	$(207.9)	$25.2
Unvested restricted units	(19.2)	(3.0)	0.3
Total undistributed income (loss)	$(1,604.0)	$(210.9)	$25.5
Net income (loss) allocated to:
Common units	$(1,105.8)	$(13.0)	$210.0
Unvested restricted units	(13.5)	(0.2)	2.8
Total net income (loss)	$(1,119.3)	$(13.2)	$212.8
Basic and diluted net income (loss) per unit:
Basic	$(2.41)	$(0.07)	$1.18
Diluted	$(2.41)	$(0.07)	$1.17
____________________________

(1)	Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the years ended December 31, 2019, 2018, and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Basic weighted average units outstanding:
Weighted average common units outstanding	463.9	181.1	180.5

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	463.9	181.1	180.5
Dilutive effect of non-vested restricted units (1)	—	—	1.3
Total weighted average diluted common units outstanding	463.9	181.1	181.8
____________________________

(1)	For the years ended December 31, 2019 and 2018, all common units were antidilutive because a net loss existed for that period.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(d) Distributions

A summary of our distribution activity relating to ENLC common units for the years ended December 31, 2019, 2018, and 2017, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2019
First Quarter of 2019	$0.279	May 14, 2019
Second Quarter of 2019	$0.283	August 13, 2019
Third Quarter of 2019	$0.283	November 13, 2019
Fourth Quarter of 2019	$0.1875	February 13, 2020

2018
First Quarter of 2018	$0.263	May 15, 2018
Second Quarter of 2018	$0.267	August 14, 2018
Third Quarter of 2018	$0.271	November 14, 2018
Fourth Quarter of 2018	$0.275	February 14, 2019

2017
First Quarter of 2017	$0.255	May 15, 2017
Second Quarter of 2017	$0.255	August 14, 2017
Third Quarter of 2017	$0.255	November 14, 2017
Fourth Quarter of 2017	$0.259	February 14, 2018

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(10) Investment in Unconsolidated Affiliates

As of December 31, 2019, our unconsolidated investments consisted of a 38.75% ownership interest in GCF and a 30.0% ownership in the Cedar Cove JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Year Ended December 31,
	2019	2018	2017
GCF
Distributions	$19.2	$22.3	$12.7
Equity in income	$16.5	$15.8	$12.6

HEP
Equity in loss (1)	$—	$—	$(3.4)

Cedar Cove JV
Contributions	$—	$0.1	$12.6
Distributions	$1.0	$0.4	$0.8
Equity in income (loss) (2)	$(33.3)	$(2.5)	$0.4

Total
Contributions	$—	$0.1	$12.6
Distributions	$20.2	$22.7	$13.5
Equity in income (loss) (1)(2)	$(16.8)	$13.3	$9.6
___________________________

(1)
Includes a loss of $3.4 million for the year ended December 31, 2017 related to the sale of our HEP interests. In March 2017, we sold an approximate 31.0% ownership interest in HEP for aggregate net proceeds of $189.7 million.

(2)
Includes a loss of $31.4 million for the year ended December 31, 2019 related to the impairment of the carrying value of the Cedar Cove JV, as we determined that the carrying value of our investment was not recoverable based on the forecasted cash flows from the Cedar Cove JV.

The following table shows the balances related to our investment in unconsolidated affiliates as of December 31, 2019 and 2018 (in millions):

	December 31, 2019	December 31, 2018
GCF	$39.2	$41.9
Cedar Cove JV	3.9	38.2
Total investment in unconsolidated affiliates	$43.1	$80.1

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

We account for unit-based compensation in accordance with ASC 718, which requires that compensation related to all unit-based awards be recognized in the consolidated financial statements. Unit-based compensation cost is valued at fair value at the

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

date of grant, and that grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718. Unit-based compensation associated with ENLC’s unit-based compensation plans awarded to directors, officers, and employees of the General Partner is recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK.

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cost of unit-based compensation charged to general and administrative expense	$32.7	$30.3	$37.4
Cost of unit-based compensation charged to operating expense	6.7	10.8	10.7
Total unit-based compensation expense	$39.4	$41.1	$48.1
Non-controlling interest in unit-based compensation	$0.5	$15.7	$18.0
Amount of related income tax benefit recognized in net income	$9.1	$5.3	$11.3

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

(b) EnLink Midstream Partners, LP Restricted Incentive Units

ENLK restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLK common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2019 is provided below:

	Year Ended December 31, 2019
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

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2019, 2018, and 2017 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional restricted incentive units will vest as ENLK units under the GP Plan (such restricted incentive units, as converted, are eligible to vest as ENLC units) and no additional expense will be recognized after January 25, 2019 under the GP Plan.

	Year Ended December 31,
EnLink Midstream Partners, LP Restricted Incentive Units:	2019	2018	2017
Aggregate intrinsic value of units vested	$8.0	$13.1	$16.6
Fair value of units vested	$7.2	$16.4	$22.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

EnLink Midstream Partners, LP Performance Units:	March 2018	March 2017
Grant-date fair value	$19.24	$25.73
Beginning TSR price	$15.44	$17.55
Risk-free interest rate	2.38%	1.62%
Volatility factor	43.85%	43.94%
Distribution yield	10.5%	8.7%

The following table presents a summary of the performance units:

	Year Ended December 31, 2019
EnLink Midstream Partners, LP Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	451,669	$17.74
Vested (1)	(161,410)	10.54
Converted to ENLC (2)	(290,259)	28.31
Non-vested, end of period	—	$—
____________________________

(1)	Vested units included 62,403 units withheld for payroll taxes paid on behalf of employees.

(2)
As a result of the Merger, the performance-based Legacy ENLK Awards converted into ENLC unit-based performance awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2019 and 2018 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional performance units will vest as ENLK units under the GP Plan (such performance units, as converted, are eligible to vest as ENLC units) and no additional expense will be recognized after January 25, 2019 under the GP Plan. No performance units vested for the year ended December 31, 2017.

	Year Ended December 31,
EnLink Midstream Partners, LP Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$2.1	$5.0
Fair value of units vested	$1.7	$7.7

(d) EnLink Midstream, LLC Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2019 is provided below:

	Year Ended December 31, 2019
EnLink Midstream, LLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,425,867	$14.62
Granted (1)	2,027,653	11.09
Vested (1)(2)	(1,886,905)	12.06
Forfeited	(606,276)	13.85
Converted from ENLK (3)	2,103,266	14.01
Non-vested, end of period	4,063,605	$13.85
Aggregate intrinsic value, end of period (in millions)	$24.9
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

(2)	Vested units included 626,133 units withheld for payroll taxes paid on behalf of employees.

(3)	Represents Legacy ENLK Awards that were converted into ENLC unit-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2019, 2018, and 2017 is provided below (in millions):

	Year Ended December 31,
EnLink Midstream, LLC Restricted Incentive Units:	2019	2018	2017
Aggregate intrinsic value of units vested	$17.3	$12.8	$15.3
Fair value of units vested	$22.8	$16.5	$22.2

As of December 31, 2019, there were $23.1 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

(e) EnLink Midstream, LLC Performance Units

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

2019 Performance Unit Awards

For performance awards granted after March 8, 2019 to the grantee, the vesting of performance units is dependent on (a) the grantee’s continued employment or service with ENLC or its affiliates for all relevant periods and (b) the TSR performance of ENLC (the “ENLC TSR”) and a performance goal based on cash flow (“Cash Flow”). At the time of grant, the Board of Directors of the Managing Member (the “Board”) will determine the relative weighting of the two performance goals by including in the award agreement the number of units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) versus the achievement of the Cash Flow performance goals (the “Total CF Units”). These performance awards have four separate performance periods: (i) three performance periods are each of the first, second, and third calendar years that occur following the vesting commencement date of the performance awards and (ii) the fourth performance period is the cumulative three-year period from the vesting commencement date through the third anniversary thereof (the “Cumulative Performance Period”).

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

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

EnLink Midstream, LLC Performance Units:	October 2019	June 2019	March 2019	March 2018	March 2017
Grant-date fair value	$7.29	$9.92	$13.10	$21.63	$28.77
Beginning TSR price	$7.42	$9.84	$10.92	$16.55	$18.29
Risk-free interest rate	1.44%	1.72%	2.42%	2.38%	1.62%
Volatility factor	35.00%	33.50%	33.86%	51.36%	52.07%
Distribution yield	10.1%	11.5%	9.7%	6.7%	5.4%

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table presents a summary of the performance units:

	Year Ended December 31, 2019
EnLink Midstream, LLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	418,149	$19.15
Granted	1,202,105	11.73
Vested (1)	(374,745)	21.08
Forfeited	(261,451)	15.68
Converted from ENLK (2)	333,798	25.84
Non-vested, end of period	1,317,856	$14.22
Aggregate intrinsic value, end of period (in millions)	$8.1
____________________________

(1)	Vested units included 146,218 units withheld for payroll taxes paid on behalf of employees.

(2)
As a result of the Merger, the performance-based Legacy ENLK Awards converted into ENLC performance-based awards using the 1.15 exchange ratio (as defined in the Merger Agreement) as the conversion rate.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2019 and 2018 is provided below (in millions). No performance units vested for the year ended December 31, 2017.

	Year Ended December 31,
EnLink Midstream, LLC Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$3.4	$4.7
Fair value of units vested	$7.9	$7.7

As of December 31, 2019, there were $10.2 million of unrecognized compensation costs that related to non-vested performance units. These costs are expected to be recognized over a weighted-average period of 1.8 years.

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

(f) Benefit Plan

ENLK maintains a tax-qualified 401(k) plan whereby it matches 100% of every dollar contributed up to 6% of an employee’s eligible compensation plus a 2% non-discretionary contribution (not to exceed the maximum amount permitted by law). Contributions of $9.4 million, $8.3 million, and $7.6 million were made to the plan for the years ended December 31, 2019, 2018, and 2017, respectively.

(12) Derivatives

Interest Rate Swaps

We periodically enter into interest rate swaps during the debt issuance process to hedge variability in future long-term debt interest payments that may result from changes in the benchmark interest rate (commonly the U.S. Treasury yield) prior to the

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

In May 2017, we entered into an interest rate swap in connection with the issuance of our 2047 Notes. Upon settlement of the interest rate swap in May 2017, we recorded the associated $2.2 million settlement loss in accumulated comprehensive loss on the consolidated balance sheets. We amortize the settlement loss into interest expense on the consolidated statements of operations over the term of the 2047 Notes. There was no ineffectiveness related to the hedge. In addition, the settlement loss was included as an operating cash outflow on the consolidated statement of cash flows for the year ended December 31, 2017.

For the year ended December 31, 2019, we recorded $9.0 million, net of tax benefit of $3.4 million, into accumulated other comprehensive loss related to changes in fair value of our interest rate swaps.

For the year ended December 31, 2019, we realized a loss of $0.4 million related to the monthly settlement of our interest rate swaps and an immaterial amount of amortization, which we recorded into interest expense, net of interest income from accumulated other comprehensive loss. For the years ended December 31, 2018 and 2017, we amortized an immaterial amount of the settlement loss into interest expense, net of interest income from accumulated other comprehensive loss. We expect to recognize an additional $5.7 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

December 31, 2019
Fair value of derivative liabilities—current	$(5.6)
Fair value of derivative liabilities—long-term	(6.8)
Net fair value of derivatives	$(12.4)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Year Ended December 31,
	2019	2018	2017
Change in fair value of derivatives	$(0.1)	$10.1	$4.7
Realized gain (loss) on derivatives	14.5	(4.9)	(8.9)
Gain (loss) on derivative activity	$14.4	$5.2	$(4.2)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	December 31, 2019	December 31, 2018
Fair value of derivative assets—current	$12.9	$28.6
Fair value of derivative assets—long-term	4.3	4.1
Fair value of derivative liabilities—current	(8.8)	(21.8)
Fair value of derivative liabilities—long-term	—	(2.4)
Net fair value of derivatives	$8.4	$8.5

Set forth below are the summarized notional volumes and fair values of all instruments held for price risk management purposes and related physical offsets at December 31, 2019 (in millions). The remaining term of the contracts extend no later than December 2022.

		December 31, 2019
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gallons	(64.0)	$1.7
NGL (long contracts)	Swaps	Gallons	11.7	(0.5)
Natural gas (short contracts)	Swaps	MMBtu	(4.7)	1.0
Natural gas (long contracts)	Swaps	MMBtu	3.7	(0.4)
Crude and condensate (short contracts)	Swaps	MMbbls	(12.8)	(1.0)
Crude and condensate (long contracts)	Swaps	MMbbls	2.0	7.6
Total fair value of derivatives				$8.4

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing swap contracts, the maximum loss on our gross receivable position of $17.2 million as of December 31, 2019 would be reduced to $8.4 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	December 31, 2019	December 31, 2018
Interest rate swaps (1)	$(12.4)	$—
Commodity swaps (2)	$8.4	$8.5
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,764.3	$4,444.2	$4,430.8	$4,065.0
Obligations under financing lease	$—	$—	$2.5	$2.2
Secured term loan receivable (2)	$—	$—	$51.1	$51.1
____________________________

(1)
The carrying value of long-term debt as of December 31, 2018 includes current maturities. The carrying value of the long-term debt is reduced by debt issuance costs of $29.8 million and $24.5 million at December 31, 2019 and 2018, respectively. The respective fair values do not factor in debt issuance costs.

(2)
In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was not able to repay the outstanding amounts owed to us under the second lien secured term loan. For additional information regarding this transaction, refer to “Note 2—Significant Accounting Policies.”

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

As of December 31, 2019, we had total borrowings under senior unsecured notes of $3.6 billion maturing between 2024 and 2047 with fixed interest rates ranging from 4.15% to 5.60%. As of December 31, 2018, we had total borrowings under senior unsecured notes of $3.5 billion maturing between 2019 and 2047 with fixed interest rates ranging from 2.70% to 5.60%.

The fair values of all senior unsecured notes as of December 31, 2019 and 2018 were based on Level 2 inputs from third-party market quotations. The fair values of the secured term loan receivable were calculated using Level 2 inputs from third-party banks.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(14) Commitments and Contingencies

(a) Change of Control and Severance Agreements

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

secured additional settlement payments during 2017, which resulted in the recognition of “Gain on litigation settlement” of $26.0 million on the consolidated statement of operations for the year ended December 31, 2017.

(15) Segment Information

Effective January 1, 2019, we changed our reportable operating segments to reflect how we currently make financial decisions and allocate resources. Prior to January 1, 2019, our reportable operating segments consisted of the following: (i) natural gas gathering, processing, transmission, and fractionation operations located in North Texas and the Permian Basin primarily in West Texas, (ii) natural gas pipelines, processing plants, storage facilities, NGL pipelines, and fractionation assets in Louisiana, (iii) natural gas gathering and processing operations located throughout Oklahoma, and (iv) crude rail, truck, pipeline, and barge facilities in West Texas, South Texas, Louisiana, Oklahoma, and ORV. Effective January 1, 2019, we are reporting financial performance in five segments: Permian, North Texas, Oklahoma, Louisiana, and Corporate. Crude and condensate operations are combined regionally with natural gas and NGL operations in the Oklahoma and Permian segments, and ORV operations are included in the Louisiana segment. We have recast the segment information for the years ended December 31, 2018 and 2017 to conform to the current period presentation.

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

Based on the disclosure requirements of ASC 606, we are presenting revenues disaggregated based on the type of good or service in order to more fully depict the nature of our revenues. As we adopted ASC 606 using the modified retrospective method, only the consolidated statement of operations and revenue disaggregation information for the years ended December 31, 2019 and 2018 are presented to conform to ASC 606 accounting and disclosure requirements. Prior periods presented in the consolidated financial statements and accompanying notes were not restated in accordance with ASC 606.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

We evaluate the performance of our operating segments based on segment profits. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Year Ended December 31, 2019
Natural gas sales	$94.3	$129.3	$236.4	$416.6	$—	$876.6
NGL sales	0.9	30.9	19.6	1,725.6	—	1,777.0
Crude oil and condensate sales	1,975.0	—	109.6	291.9	—	2,376.5
Product sales	2,070.2	160.2	365.6	2,434.1	—	5,030.1
Natural gas sales—related parties	0.4	—	—	—	(0.4)	—
NGL sales—related parties	347.7	94.8	421.1	25.7	(889.3)	—
Crude oil and condensate sales—related parties	13.5	5.5	—	1.7	(20.7)	—
Product sales—related parties	361.6	100.3	421.1	27.4	(910.4)	—
Gathering and transportation	48.8	196.4	234.5	58.3	—	538.0
Processing	30.5	143.0	138.2	3.2	—	314.9
NGL services	—	0.1	—	50.6	—	50.7
Crude services	19.2	—	19.8	51.9	—	90.9
Other services	12.0	1.1	0.1	0.7	—	13.9
Midstream services	110.5	340.6	392.6	164.7	—	1,008.4
NGL services—related parties	—	—	—	(3.4)	3.4	—
Crude services—related parties	—	—	1.8	—	(1.8)	—
Midstream services—related parties	—	—	1.8	(3.4)	1.6	—
Revenue from contracts with customers	2,542.3	601.1	1,181.1	2,622.8	(908.8)	6,038.5
Cost of sales	(2,283.9)	(208.8)	(627.0)	(2,181.6)	908.8	(4,392.5)
Operating expenses	(112.9)	(102.9)	(104.0)	(147.3)	—	(467.1)
Gain on derivative activity	—	—	—	—	14.4	14.4
Segment profit	$145.5	$289.4	$450.1	$293.9	$14.4	$1,193.3
Depreciation and amortization	$(119.8)	$(139.8)	$(194.9)	$(154.1)	$(8.4)	$(617.0)
Impairments	$(3.5)	$(127.8)	$(813.5)	$(188.7)	$—	$(1,133.5)
Goodwill	$184.6	$—	$—	$—	$—	$184.6
Capital expenditures	$364.5	$39.0	$238.1	$99.9	$6.9	$748.4

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Year Ended December 31, 2018
Natural gas sales	$152.3	$140.6	$189.7	$531.1	$—	$1,013.7
NGL sales	0.5	29.0	25.2	2,786.3	—	2,841.0
Crude oil and condensate sales	2,344.1	0.5	85.9	227.1	—	2,657.6
Product sales	2,496.9	170.1	300.8	3,544.5	—	6,512.3
Natural gas sales—related parties	(0.3)	—	2.5	0.3	—	2.5
NGL sales—related parties	454.1	49.4	590.8	47.4	(1,104.3)	37.4
Crude oil and condensate sales—related parties	—	1.8	0.3	0.2	(1.2)	1.1
Product sales—related parties	453.8	51.2	593.6	47.9	(1,105.5)	41.0
Gathering and transportation	28.0	146.3	143.2	68.8	—	386.3
Processing	23.8	83.9	128.7	3.3	—	239.7
NGL services	—	—	—	59.6	—	59.6
Crude services	4.2	—	2.8	60.1	—	67.1
Other services	8.7	0.9	0.1	0.9	—	10.6
Midstream services	64.7	231.1	274.8	192.7	—	763.3
Gathering and transportation—related parties	—	122.7	80.6	—	—	203.3
Processing—related parties	—	108.5	48.5	—	—	157.0
NGL services—related parties	—	—	—	3.3	(3.3)	—
Crude services—related parties	14.9	—	1.5	—	—	16.4
Other services—related parties	—	0.5	—	—	—	0.5
Midstream services—related parties	14.9	231.7	130.6	3.3	(3.3)	377.2
Revenue from contracts with customers	3,030.3	684.1	1,299.8	3,788.4	(1,108.8)	7,693.8
Cost of sales	(2,808.3)	(199.2)	(743.6)	(3,365.7)	1,108.8	(6,008.0)
Operating expenses	(96.1)	(112.7)	(90.3)	(154.3)	—	(453.4)
Gain on derivative activity	—	—	—	—	5.2	5.2
Segment profit	$125.9	$372.2	$465.9	$268.4	$5.2	$1,237.6
Depreciation and amortization	$(111.0)	$(127.9)	$(178.8)	$(150.9)	$(8.7)	$(577.3)
Impairments	$(138.5)	$(202.7)	$—	$(24.6)	$—	$(365.8)
Goodwill	$—	$—	$190.3	$—	$1,119.9	$1,310.2
Capital expenditures	$271.7	$24.7	$493.8	$54.4	$5.3	$849.9

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	North Texas	Oklahoma	Louisiana	Corporate	Totals
Year Ended December 31, 2017
Product sales	$1,344.0	$162.5	$128.8	$2,723.1	$—	$4,358.4
Product sales—related parties	357.0	120.5	349.4	39.8	(721.8)	144.9
Midstream services	77.5	51.6	155.0	268.2	—	552.3
Midstream services—related parties	18.7	410.4	241.6	151.1	(133.6)	688.2
Cost of sales	(1,628.5)	(264.5)	(523.0)	(2,800.9)	855.4	(4,361.5)
Operating expenses	(85.1)	(121.8)	(64.6)	(147.2)	—	(418.7)
Loss on derivative activity	—	—	—	—	(4.2)	(4.2)
Segment profit (loss)	$83.6	$358.7	$287.2	$234.1	$(4.2)	$959.4
Depreciation and amortization	$(109.9)	$(127.0)	$(156.3)	$(141.7)	$(10.4)	$(545.3)
Impairments	$—	$—	$—	$(17.1)	$—	$(17.1)
Goodwill	$29.3	$202.7	$190.3	$—	$1,119.9	$1,542.2
Capital expenditures	$186.1	$18.2	$450.1	$87.3	$26.4	$768.1

The following table reconciles the segment profits reported above to the operating income (loss) as reported on the consolidated statements of operations (in millions):

	Year Ended December 31,
	2019	2018	2017
Segment profit	$1,193.3	$1,237.6	$959.4
General and administrative expenses	(152.6)	(140.3)	(128.6)
Gain (loss) on disposition of assets	1.9	(0.4)	—
Depreciation and amortization	(617.0)	(577.3)	(545.3)
Impairments	(1,133.5)	(365.8)	(17.1)
Loss on secured term loan receivable	(52.9)	—	—
Gain on litigation settlement	—	—	26.0
Operating income (loss)	$(760.8)	$153.8	$294.4

The table below represents information about segment assets (in millions):

Segment Identifiable Assets:	December 31, 2019	December 31, 2018
Permian	$2,465.7	$2,096.8
North Texas	1,135.8	1,308.2
Oklahoma	3,035.0	3,209.5
Louisiana	2,562.0	2,734.5
Corporate	137.3	1,345.1
Total identifiable assets	$9,335.8	$10,694.1

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(16) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2019
Revenues	$1,779.2	$1,710.0	$1,408.0	$1,155.7	$6,052.9
Impairments	$186.5	$—	$—	$947.0	$1,133.5
Operating income (loss)	$(88.7)	$53.1	$96.5	$(821.7)	$(760.8)
Net income attributable to non-controlling interest	$41.5	$25.2	$25.7	$27.3	$119.7
Net income (loss) attributable to ENLC	$(176.3)	$(16.1)	$11.8	$(938.7)	$(1,119.3)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.45)	$(0.03)	$0.02	$(1.92)	$(2.41)
Diluted common unit	$(0.45)	$(0.03)	$0.02	$(1.92)	$(2.41)

2018
Revenues	$1,761.7	$1,764.7	$2,114.3	$2,058.3	$7,699.0
Impairments	$—	$—	$24.6	$341.2	$365.8
Operating income (loss)	$105.3	$148.8	$89.8	$(190.1)	$153.8
Net income (loss) attributable to non-controlling interest	$44.7	$74.2	$37.3	$(175.8)	$(19.6)
Net income (loss) attributable to ENLC	$12.4	$28.0	$7.7	$(61.3)	$(13.2)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$0.07	$0.15	$0.04	$(0.34)	$(0.07)
Diluted common unit	$0.07	$0.15	$0.04	$(0.34)	$(0.07)

2017
Revenues	$1,321.9	$1,263.6	$1,397.9	$1,756.2	$5,739.6
Impairments	$7.0	$—	$1.8	$8.3	$17.1
Operating income	$56.5	$68.9	$72.1	$96.9	$294.4
Net income attributable to non-controlling interest	$11.2	$21.2	$17.9	$56.9	$107.2
Net income (loss) attributable to ENLC	$(1.9)	$5.9	$6.2	$202.6	$212.8
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.01)	$0.03	$0.03	$1.12	$1.18
Diluted common unit	$(0.01)	$0.03	$0.03	$1.11	$1.17

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(17) Supplemental Cash Flow Information

The following schedule summarizes cash paid for interest and income taxes and non-cash investing activities for the periods presented (in millions):

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2019	2018	2017
Cash paid for interest	$218.9	$186.3	$165.9
Cash paid for income taxes	$4.0	$2.2	$3.3

Non-cash investing activities:
Non-cash accrual of property and equipment	$(6.5)	$6.8	$(22.7)
Discounted secured term loan receivable from contract restructuring	$—	$47.7	$—

(18) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	December 31, 2019	December 31, 2018
Natural gas and NGLs inventory	$43.4	$41.3
Secured term loan receivable from contract restructuring, net of discount of $1.1 at December 31, 2018 (1)	—	19.4
Prepaid expenses and other	14.4	13.5
Natural gas and NGLs inventory, prepaid expenses, and other	$57.8	$74.2
____________________________

(1)
In late May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was not able to repay the outstanding amounts owed to us under the second lien secured term loan. For additional information regarding this transaction, refer to “Note 2—Significant Accounting Policies.”

Other current liabilities:	December 31, 2019	December 31, 2018
Accrued interest	$37.1	$37.5
Accrued wages and benefits, including taxes	25.5	37.2
Accrued ad valorem taxes	28.5	28.1
Capital expenditure accruals	42.4	50.6
Onerous performance obligations	—	9.0
Short-term lease liability	21.1	1.5
Suspense producer payments	13.8	34.6
Operating expense accruals	10.8	10.2
Other	27.0	39.5
Other current liabilities	$206.2	$248.2

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of EnLink Midstream Manager, LLC, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2019), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows information for the members of the board of directors (the “Board”) and the executive officers of the Managing Member. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with EnLink Midstream Manager, LLC
Barry E. Davis	58	Chairman and Chief Executive Officer
Eric D. Batchelder	48	Executive Vice President and Chief Financial Officer
Benjamin D. Lamb	40	Executive Vice President and Chief Operating Officer
Alaina K. Brooks	45	Executive Vice President, Chief Legal and Administrative Officer, and Secretary
Kyle D. Vann (1)	72	Director and Member of the Audit, Conflicts, and Governance and Compensation (2) Committees
James C. Crain (1)	71	Director and Member of the Audit and Conflicts (2) Committees
Leldon E. Echols (1)	64	Director and Member of the Governance and Compensation and Audit (2) Committees
William J. Brilliant	44	Director and Member of the Governance and Compensation Committee
Matthew C. Harris	59	Director
Thomas W. Horton	58	Director
William A. Woodburn	69	Director
Christopher Ortega	44	Director
____________________________

(1)	Independent director.

(2)	Chairperson of committee.

Barry E. Davis, Chairman and Chief Executive Officer, has served in this position since August 2019, after serving as Executive Chairman from January 2018 to August 2019, as Chairman and Chief Executive Officer from September 2016 until January 2018, and as President and Chief Executive Officer from our formation until September 2016. Mr. Davis has also served as a director since the initial public offering of Crosstex Energy, L.P. in December 2002. Mr. Davis led the management buyout of the midstream assets of Comstock Natural Gas, Inc. in December 1996, which resulted in the formation of Crosstex Energy, Inc., the predecessor to ENLC. Prior to forming our predecessor entity, Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. Mr. Davis started Ventana Natural Gas in June 1992. Prior to starting Ventana, he was Vice President of Marketing and Project Development for Endevco, Inc. Before joining Endevco, Mr. Davis was employed by Enserch Exploration in the marketing group. In addition to serving on our Board of Directors, Mr. Davis is a Trustee of Texas Christian University (TCU) and a board member of the Kirby Corp. and several other civic and nonprofit organizations. Mr. Davis holds a Bachelor of Business Administration in Finance from Texas Christian University. Mr. Davis’s leadership skills and experience in the midstream natural gas industry, among other factors, led the Board to conclude that he should serve as a director.

Eric D. Batchelder, Executive Vice President and Chief Financial Officer, has served in this position since January 2018. Mr. Batchelder was appointed as a director of the General Partner in August 2019. Prior to January 2018, Mr. Batchelder served five years as Managing Director, Energy Investment Banking at RBC Capital Markets. At RBC, he was responsible for maintaining key client relationships, strategic planning, and business development efforts for the bank’s midstream energy advisory business in the United States. Previously, Mr. Batchelder spent 10 years at Goldman Sachs & Co. Prior to that, he spent seven years at Arthur Andersen LLP. Mr. Batchelder has over 15 years of strategic M&A and capital markets experience in the energy sector. Mr. Batchelder is a Certified Public Accountant. He earned a Bachelor of Arts in economics from Middlebury College, a Master of Science in professional accounting from the University of Hartford, and a Master of Business Administration from The Tuck School of Business at Dartmouth.

Benjamin D. Lamb, Executive Vice President and Chief Operating Officer, has served in this position since June 2018. Mr. Lamb previously served in a number of leadership roles, most recently as Executive Vice President—North Texas and Oklahoma from February 2018 to June 2018 and previously as Executive Vice President—Corporate Development, Senior Vice President—Finance and Corporate Development, and Vice President—Finance from December 2012 to February 2018. Prior to December 2012, Mr. Lamb served as a Principal at the investment banking firm Greenhill & Co., which he joined in 2005. In that role, he focused on the evaluation and execution of mergers, acquisitions, and restructuring transactions for clients primarily in the midstream energy, power, and utility industries. Prior to joining Greenhill, he served as an investment banker at UBS Investment Bank in its Mergers and Acquisitions Group and in its Global Energy Group, and at Merrill Lynch in its Global Energy and Power Group. Mr. Lamb received his Bachelor of Business Administration from Baylor University in 2000.

Alaina K. Brooks, Executive Vice President, Chief Legal and Administrative Officer, and Secretary, has served in this position since June 2018. Ms. Brooks was appointed as a director of the General Partner in January 2019. Ms. Brooks previously served in a number of leadership roles, most recently as Senior Vice President, General Counsel and Secretary from September 2014 until June 2018 and as Deputy General Counsel until September 2014. In Ms. Brooks’ current role, she serves on our Executive Leadership Team and leads the legal, regulatory, public and industry affairs, environmental health and safety, contract administration, and human resources functions. Prior to 2008, Ms. Brooks practiced law at Weil, Gotshal & Manges LLP and Baker Botts L.L.P., where she counseled clients on matters of complex commercial litigation, risk management, and taxation. Ms. Brooks is a licensed Certified Public Accountant and holds a Juris Doctor from Duke University School of Law and Bachelor of Science and Master of Science in accounting from Oklahoma State University.

Kyle D. Vann has served as a director of the Managing Member since January 2019 and served as a director of the General Partner from April 2016 until January 2019. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995-2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Currently, Mr. Vann continues to consult with Entergy and was an executive advisor to CCMP Capital Advisors, LLC from 2012-2017. He also serves on the board of PQ Chemical and is on the advisory boards of Texon, L.P. and Refined Technologies, Inc. He also serves as a director on the Boards of Mars Hill Productions and Generous Giving, which are private, charitable non-profits. Mr. Vann graduated from the University of Kansas with a Bachelor of Science in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering (where he was a recipient of the Distinguished Engineering Service Award). Mr. Vann was selected to serve as a director due to his extensive experience in the energy industry and his business expertise, among other factors.

James C. Crain has served as a director of the Managing Member since March 2014. Mr. Crain joined Crosstex Energy, Inc., the predecessor to ENLC, as a director in July 2006. Mr. Crain served as a director of the General Partner from December 2005 to August 2008. Mr. Crain retired as president of Marsh Operating Company in July 2013, where he worked since 1984 and currently serves as an advisor to Marsh Operating Company and is a private investor. In addition, Mr. Crain serves as a consultant for Yorktown Partners, LLC, an energy oriented private equity fund, where he advises certain portfolio companies in connection with their business activities. Prior to Marsh, he was a partner at the law firm of Jenkens & Gilchrist. Mr. Crain also serves on the board of Approach Resources, Inc. (NASDAQ: AREX). He graduated from the University of Texas at Austin with a B.B.A. degree, a Master of Professional Accountancy, and a Doctor of Jurisprudence. Mr. Crain was selected to serve as a director due to his legal background and his experience in the oil and natural gas industry, among other factors.

Leldon E. Echols has served as a director of the Managing Member since March 2014. Mr. Echols joined Crosstex Energy, Inc, the predecessor to ENLC, as a director in January 2008. Mr. Echols served as a director of the General Partner from March 2014 until January 2019. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. (NYSE: TRN) and HollyFrontier Corporation (NYSE: HFC). Mr. Echols brings over 30 years of financial and business experience to the Board. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm’s audit and business advisory practice in North Texas, Colorado, and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols previously served as a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science in accounting from Arkansas State University. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols was selected to serve as a director due to his accounting and financial experience and service as the chief financial officer for another public company, among other factors.

William J. Brilliant has served as a director of the Managing Member since July 2018. Mr. Brilliant served as a director of the General Partner from July 2018 until January 2019. Mr. Brilliant is a Partner and leader of GIP’s energy investment business. Mr. Brilliant is a member of GIP’s Investment and Operating Committees and has been a member of GIP’s investment team since 2007. Prior to joining GIP, he was an investment banker at Lehman Brothers. Mr. Brilliant currently serves on the Boards of Directors of Hess Midstream Partners GP LLC and Hess Infrastructure Partners. He previously served as a director of the general partner of Access Midstream Partners L.P. from June 2012 through July 2014. Mr. Brilliant holds a B.A. from the University of California at Los Angeles and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Brilliant was selected to serve as a director due to, among other factors, his energy industry background, particularly his expertise in mergers and acquisitions.

Matthew C. Harris has served as a director of the Managing Member since July 2018. Mr. Harris served as a director of the General Partner from July 2018 until January 2019. Mr. Harris is a Founding Partner of GIP and works with GIP’s global energy industry investment team, including crude oil and refined product, natural gas, electricity, LNG, metals and mining, and petrochemicals.  He is a member of GIP’s Investment, Operating, and Portfolio Valuation Committees.  Mr. Harris has been intimately involved in GIP’s investment, management, and strategic activities since its formation in 2006.  He is a member of the Board of Directors of Freeport LNG, LLC and Hess Infrastructure Partners.  Prior to the formation of GIP in 2006, Mr. Harris was a Managing Director in the Investment Banking Division of Credit Suisse and Co-Head of the Global Energy Group and Head of the EMEA Emerging Markets Group.  Prior to his tenure at Credit Suisse, he was a senior member of the Mergers and Acquisitions Group at Kidder Peabody & Co. Incorporated.  Mr. Harris previously served as a director of the general partner of Access Midstream Partners L.P. from January 2010 through December 2013.  He holds a B.A. (cum laude) from the University of California at Los Angeles.  Mr. Harris was selected to serve as a director due to, among other factors, his investment and strategic experience, his leadership skills, and his experience in mergers and acquisitions.

Thomas W. Horton has served as a director of the Managing Member since August 2019. Mr. Horton is a Partner at GIP. Prior to joining GIP, Mr. Horton was a senior advisor at Warburg Pincus, LLC, a private equity firm from 2015 to 2019. He was the chairman of American Airlines Group Inc. from 2013 to 2014 and chairman, president, and chief executive officer of American Airlines Inc. and AMR Corp. from 2011 to 2013 after being named president of American Airlines in 2010. Previously, he served as executive vice president and chief financial officer of AMR and American Airlines from 2006 to 2010 and vice chairman and chief financial officer of AT&T Corp. from 2002 to 2006. Mr. Horton currently serves as a director of General Electric Co. and Walmart Inc. He also serves on the executive board of the Cox School of Business at Southern Methodist University. Mr. Horton was selected to serve as a director due to, among other factors, his extensive executive and financial experience, business expertise, and leadership skills.

William A. Woodburn has served as a director of the Managing Member since July 2018. Mr. Woodburn served as a director of the General Partner from July 2018 until January 2019. Mr. Woodburn is a Founding Partner of GIP and currently oversees GIP’s Operating Team.  He is a member of GIP’s Investment, Operating, and Portfolio Valuation Committees and serves as chairman of its Portfolio Committee.  Mr. Woodburn is a director of the following GIP portfolio companies: Gatwick Airport Limited and Competitive Power Ventures.  Prior to the formation of GIP in 2006, he was the President and Chief Executive Officer of GE Infrastructure.  From 2000 to 2001, Mr. Woodburn served as Executive Vice President and member of the Office of Chief Executive Officer at GE Capital and served as a member of the board of GE Capital.  From 1984 to 2000, he held several senior roles at GE, including President and Chief Executive Officer of GE Specialty Materials and Vice President of GE Lighting.  Prior to joining GE, Mr. Woodburn was an engagement manager at McKinsey & Company for four years, focusing on the energy and transportation industries, and he held process engineering and marketing positions at Union Carbide’s Linde Division for five years.  Mr. Woodburn previously served as a director of the general partner of Hess Midstream Partners, LP from 2015-2018, as a director of Naturgy SDG, S.A. (formerly Gas Natural SDG, S.A) from 2016-2018, and as a director of the general partner of Access Midstream Partners L.P. from 2010-2014. Mr. Woodburn holds M.S. and B.S. degrees in Engineering from Northwestern University and the U.S. Merchant Marine Academy, respectively. Mr. Woodburn was selected to serve as a director due to, among other factors, his experience in the energy industry and his leadership skills.

Christopher Ortega has served as a director of the Managing Member since January 2019. Mr. Ortega served as a Director of the General Partner from January 2016 until January 2019. Mr. Ortega is a Partner of TPG. He has over 15 years of experience in the energy sector and currently sits on the board of Jonah Energy, is a director of the general partner of Axip Energy Services, LP (formerly known as Valerus Compression Services, LP), and is a board observer on Great Western Petroleum. Mr. Ortega has previously served on the boards of AMCI Capital, Barra Energia, and Discovery DJ Holdings, amongst others. Mr. Ortega’s responsibilities encompass investment origination, structuring, execution, monitoring, and exit strategy. He has a particular focus on the upstream oil and gas, oilfield services, and midstream sectors. Prior to TPG Capital, Mr. Ortega was a director at First Reserve Corporation. Mr. Ortega received his Bachelor of Arts, magna cum laude, from Harvard University, he received a Master of Business Administration from Harvard Business School, and he graduated magna cum laude from Harvard Law School. Mr. Ortega was selected as a director pursuant to an amended and restated Board Representation Agreement entered among the Managing Member, ENLC, GIP III Stetson I, L.P., in its capacity as the sole member of the Managing Member, and TPG VII Management, LLC, an affiliate of Enfield, in connection with the closing of the Merger. Mr. Ortega brings to the Board investment, financial, and industry experience.

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

In addition, the members of the Audit Committee of our Board each qualify as “independent” under special standards established by the Commission for members of audit committees, and the Audit Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with Commission rules, including that the person meets the relevant definition of an “independent” director. Mr. Echols is an independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the Commission related to the experience and understanding of the individual with respect to certain accounting and auditing matters. The designation does not impose on such director any duties, obligations, or liabilities that are greater than are generally imposed on the director as a member of the Audit Committee and the Board, and the designation of a director as an audit committee financial expert pursuant to this Commission requirement does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or the Board.

Board Committees

The Board has three standing committees: the Audit Committee, the Conflicts Committee, and the Governance and Compensation Committee. Each member of the Audit Committee is an independent director in accordance with the NYSE standards described above. Each of the Board committees has a written charter approved by the Board. Copies of the charters and our Code of Business Conduct and Ethics are available to any person, free of charge, at our website: www.enlink.com.

The Audit Committee, comprised of Messrs. Echols (chair), Vann, and Crain, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, retention, compensation, and oversight of the work of our independent auditors.

The Conflicts Committee, comprised of Messrs. Crain (chair) and Vann, reviews specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee determines if the resolution of a conflict of interest is fair and reasonable to us. The members of the Conflicts Committee are not directors, officers, or employees of the General Partner. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our Managing Member of any duties owed to us or our unitholders.

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

Code of Ethics and Governance Guidelines

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all of our employees, officers, and directors with regard to company-related activities. The Code of Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Commission and other public communications. We also adopted governance guidelines that outline the important policies and practices regarding our governance and provide an effective framework for the functioning of our Board. A copy of the Code of Ethics and the Governance Guidelines are available to any person, free of charge, within the “Governance Documents” subsection of the “Corporate Governance” section of the investors section of our website at www.enlink.com. If any substantive amendments are made to the Code of Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to any of our executive officers and directors, we will disclose the nature of such amendment or waiver on our website. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Commission.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and beneficial owners of more than 10% of our common units to file with the Commission reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Forms 3, 4, and 5 reports furnished to us and written representations from our directors and executive officers, we believe that during 2019, all of our directors, executive officers, and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them, other than one Form 4 for Michael J. Garberding, which reported four transactions and was due on September 4, 2019 but was filed one day late.

Item 11. Executive Compensation

Governance and Compensation Committee Report

Kyle D. Vann and Leldon E. Echols, who serve on the Governance and Compensation Committee of our Managing Member (the “Committee”), are independent directors in accordance with NYSE standards. The Committee has reviewed and discussed with management the following section titled “Compensation Discussion and Analysis.” Based upon its review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the Members of the Committee:

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

Overview

We do not directly employ any of the persons responsible for managing our business. The Managing Member manages our operations and activities, and the Board and officers make decisions on our behalf. The compensation of the named executive officers and directors of the Managing Member is determined by the Board upon the recommendation of the Committee. Our named executive officers also serve as named executive officers of EnLink Midstream GP, LLC, the General Partner. Therefore, the compensation of the named executive officers discussed below reflects total compensation for services with respect to us and all our subsidiaries.

Compensation Philosophy and Principles

Our executive compensation program is designed to attract, retain, and motivate highly qualified executives and align their individual interests with the interests of our unitholders. It is the Committee’s responsibility to design and administer compensation programs that achieve these goals, and to make recommendations to the Board to approve and adopt these programs. The total compensation of each of our executives is generally comprised of 60% equity-based awards issued under our long-term incentive plan, 20% annual bonus awarded under the Short-Term Incentive Program (the “STI Program”), and 20% base salary.

The Committee considers the following principles in determining the total compensation of the named executive officers:

•
Base salary, short-term incentives, and long-term incentives should be competitive with the market in which we compete for executive talent in order to attract, retain, and motivate highly qualified executives;

•
Equity-based awards under the long-term incentive plan should represent a significant portion of the executive’s total compensation in order to retain and incentivize highly qualified executives and to ensure all executives have a meaningful equity stake in us. Equity-based awards foster a culture of ownership and are a way to align the interests of executives with those of our unitholders;

•
The compensation program should be sufficiently flexible to address special circumstances, including retention initiatives specifically targeted to retain highly qualified executives during challenging times; and

•	The compensation program should drive performance and reward contributions in support of our business strategies and achievements.

Compensation Methodology

The Committee annually reviews our executive compensation program and each individual element of compensation. The review includes an analysis of the compensation practices of other companies in our industry, the competitive market for executive talent, the evolving demands of the business, specific challenges that we may face, and individual contributions to us and the Managing Member. The Committee recommended to the Board adjustments to the compensation program and to each individual element as determined necessary to achieve our goals. The Committee retains a compensation consultant to assist in its review and to provide input regarding the compensation program and each individual element.

Role of Compensation Consultant

The Committee retained Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant to conduct a compensation review and advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of the General Partner during 2019. In particular, Meridian assisted the Committee’s decision making with respect to named executive officers and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design, and employment agreement design, providing competitive market studies, and informing the Committee about emerging best practices and changes in the regulatory and governance environment. Meridian provided information to the Committee regarding our compensation programs for 2019. Meridian’s work for the Committee did not raise any conflicts of interest in 2019.

During 2019, the Committee decided to initiate a process to evaluate the effectiveness of its current compensation consultant and potentially engage a new compensation consultant. The Committee asked a number of compensation consultants, including Meridian, to participate in a request for proposal process. After reviewing the proposals and interviewing the participating consulting firms, the Committee elected to engage Mercer (US) Inc., an independent consulting firm (“Mercer”). Mercer was formally engaged by the Committee in June 2019, and since that time, Mercer has assisted the Committee with compensation items related to 2020.

Role of Peer Group and Benchmarking

For 2019, the Committee and Meridian collaborated to identify the following companies as our peer companies: Andeavor, Boardwalk Pipeline Partners, L.P., Buckeye Partners, L.P., Cheniere Energy, Inc., Enable Midstream Partners, LP, Energy Transfer Partners, L.P., Genesis Energy, L.P., HollyFrontier Corp., Magellan Midstream Partners, L.P., NuStar Energy L.P., ONEOK Inc., Targa Resources Corp., and The Williams Cos. Inc. (the “Peer Group”). We believe the Peer Group is representative of the industry in which we operate. The individual companies were chosen based on a number of factors, including each company’s relative size/market capitalization, relative complexity of its business, similar organizational structure, competition for similar executive talent, and the roles and responsibilities of its named executive officers. The Committee considers the Peer Group companies annually, and historically there have been few changes from year to year. Companies are typically added or removed from the Peer Group as the result of a change in organizational structure or relative size/market capitalization as compared to us.

When evaluating annual compensation levels for each named executive officer, the Committee, with the assistance of the compensation consultant, reviews compensation surveys and publicly available compensation data for executives in our Peer Group, including data on base salaries, annual bonuses, and long-term equity incentive awards. The Committee then uses that information to determine individual elements of compensation for the named executive officers in the context of their roles, levels of responsibility, accountability, and decision-making authority within our organization and in the context of company size relative to the other Peer Group members. In addition, the compensation consultant provides guidance on current industry trends and best practices to the Committee relating to all aspects of executive compensation.

While compensation surveys and Peer Group data are considered, the Committee does not attempt to set compensation elements to meet specific benchmarks. Accordingly, other subjective factors are also considered in setting compensation elements, including, but not limited to, (i) effort and accomplishment on a group and individual basis, (ii) challenges faced and challenges overcome, (iii) unique skills, (iv) contribution to the management team, (v) succession planning and retention of our executive officers, and (vi) the perception of both the Board and the Committee of our performance relative to expectations and actual market/business conditions.

Elements of Compensation

For fiscal year 2019, the principal elements of compensation for the named executive officers were the following:

•	base salary;

•	annual bonus awards;

•	long-term incentive plan equity awards;

•	retirement and health benefits; and

•	severance and change of control benefits.

The Committee reviews and makes recommendations regarding the mix of compensation, both among short- and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, annual bonus awards, long-term incentive plan equity awards, retirement and health benefits, severance and change of control benefits, and perquisites and other compensation fit our overall compensation objectives. We believe this mix of compensation provides opportunities to align and drive performance of our named executive officers in support of our strategic objectives and to attract, retain, and motivate highly qualified talent with the skills and competencies that we require.

Base Salary. The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, Peer Group data provided by the compensation consultant, compensation surveys, and performance and responsibilities of the named executive officers. The base salaries approved by the Board and paid to our named executive officers for fiscal year 2019 (and payable for fiscal 2020) are as follows:

	Prior Salary	Base Salary Effective For 2020	Percent Increase (Decrease)
Barry E. Davis (1)	$735,000	$748,000	1.8%
Benjamin D. Lamb	$491,625	$501,000	1.9%
Eric D. Batchelder	$450,225	$458,000	1.7%
Alaina K. Brooks	$439,875	$450,000	2.3%
Michael J. Garberding (2)	$675,000	$—	(100.0)%
____________________________

(1)	In August 2019, Mr. Davis, formerly our Executive Chairman, was named Chairman and Chief Executive Officer.

(2)	In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company.

Bonus Awards. The Board and the Committee oversee the STI Program. All employees, including named executive officers, are eligible to receive annual bonuses under the STI Program. Bonuses awarded to employees and named executive officers under the STI Program are based on the achievement of certain metrics established to measure success and are subject to the discretion of the Board and the Committee. The metrics employed by the STI Program contemplate that bonuses may be earned based primarily upon the achievement of certain core goals (collectively, the “Primary Bonus Components”), which may change from year-to-year. As reflected in the table below, a separate weighting is applied for each of the Primary Bonus Components. The Primary Bonus Components for 2019 and associated information are as follows:

Component	Description	Weighting
Financial	Adjusted EBITDA and distributable cash flow (“DCF”) per unit to maximize financial performance	50% Adjusted EBITDA 10% DCF per unit
Growth	Timely and cost-effective growth pursuant to the Strategic Plan and overarching direction	10%
Operational	Efficient use of systems, assets and equipment for meeting contractual obligations, driving customer service and maximizing cash flow	10%
People	Train and develop our workforce	10%
Environmental and Safety	Prevent safety incidents and improve safety compliance, operations, and training	10%

Each year, performance under the Primary Bonus Components will be measured, as applicable, on an interpolated “threshold/target/maximum” basis. Each year, a range of bonus pool values for the STI Program will be established to account for various levels of performance under the Primary Bonus Components, as applied on a weighted average basis. These bonus pool values are a framework and are subject to the application of the discretion of the Board and the Committee to determine the bonus amounts that are ultimately payable under the STI Program, including to the named executive officers, as further described below.

The Committee and the Board, with input from management, set the annual weightings for each Primary Bonus Component, any additional weightings that apply with respect to the features comprising a particular Primary Bonus Component, and the “threshold/target/maximum” standard that applies to the Primary Bonus Components. This standard is based on a number of considerations, including, but not limited to, reasonable market expectations, internal company forecasts, available growth opportunities, company performance, leading indicators, and industry standards.

The Board, based on recommendations of the Committee, initially establishes the target bonus awards that may be earned and ultimately determines the final bonus amounts, if any, that are payable under the STI Program for the named executive officers. Initial bonus award amounts for consideration by the Committee and the Board for the named executive officers will be established by multiplying (x) the relevant named executive officer’s target bonus percentage by (y) the relevant named executive officer’s base salary earnings (subject to certain adjustments to account for, among other things, mid-year changes in base salary or a mid-year hiring or termination) by (z) an achievement percentage for the relevant year.

The Committee believes that a portion of executive compensation for named executive officers must remain discretionary. Therefore, the STI Program contemplates that the Committee and the Board retain discretion with respect to target bonus awards and the final bonus amounts for named executive officers. In this regard, the Committee may exercise such discretion to recommend to the Board a reduction or increase of the target bonus or the final bonus amounts for a particular named executive officer to reward or address extraordinary individual performance, challenges, and opportunities not reasonably foreseeable at the beginning of a performance period, internal equities, and external competition or opportunities.

The final amount of bonus for each named executive officer was approved by the Board based upon the Committee’s recommendation and assessment of whether such officer met his or her performance objectives established at the beginning of the performance period. These performance objectives included the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer, and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives were reviewed and evaluated by the Committee as a whole. All named executive officers met or exceeded their minimum personal performance objectives for 2019. Accordingly, the Committee and the Board awarded bonuses to the named executive officers as follows:

	Target Bonus Percentage (as a % of Base Salary)	2019 Bonus (as a % of Base Salary)	2019 Bonus Amount ($)
Barry E. Davis (1)	125%	87%	636,568
Benjamin D. Lamb	100%	106%	521,207
Eric D. Batchelder	90%	95%	429,585
Alaina K. Brooks	90%	101%	444,709
Michael J. Garberding (2)	100%	83%	560,463
____________________________

(1)
In August 2019, Mr. Davis, formerly our Executive Chairman, was named Chairman and Chief Executive Officer. In association with this transition, the target bonus percentage for Mr. Davis increased from 90% to 125%.

(2)	In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company.

Target adjusted EBITDA is based upon a standard of reasonable market expectations and our performance and varies from year to year. For 2019, our adjusted EBITDA levels for bonuses were $1,055 million for minimum threshold bonuses, $1,131 million for target bonuses, and $1,225 million for maximum bonuses. For 2019, the STI Program provided for named executive officers to receive bonus payouts of 45% to 62.5% of base salary at the minimum threshold, 90% to 125% of base salary at the target level, and 180% to 250% of base salary at the maximum level.

Long-Term Incentive Plans. Prior to the Merger, our named executive officers and outside directors were eligible to receive awards under the EnLink Midstream GP, LLC Long-Term Incentive Plan (the “GP Plan”). Our named executive officers and outside directors are also eligible to participate in the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”). The Board, upon the recommendation of the Committee, approves the grants of equity awards to our named executive officers. The Committee believes that equity awards should comprise a significant portion of a named executive officer’s total compensation. A number of factors are considered when determining grants to each individual named executive officer including but not limited to: compensation surveys, Peer Group data, the named executive officer’s individual performance, company performance, market conditions, succession planning, retention, and other factors as determined by the Committee and/or the Board.

A brief discussion of each plan follows:

EnLink Midstream, LLC Long-Term Incentive Plan. Employees, non-employee directors, and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan; however, the Committee determines which eligible individuals receive awards under the 2014 Plan, subject to the Board’s approval of awards to our named executive officers. The 2014 Plan is administered by the Committee and permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), Distribution Equivalent Rights (“DERs”), unit awards, cash awards, and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in ENLC were initially reserved for issuance pursuant to awards under the 2014 Plan. The 2014 Plan was subsequently amended and restated (i) effective as of January 20, 2019 to increase the number of common units reserved for issuance thereunder to 17,700,000 units, and (ii) effective as of January 25, 2019 to reflect certain transactions described in the Merger Agreement including the inclusion of the 3,416,046 common units (denominated for purposes of this sentence as ENLC common units) that remained eligible for future grants under the GP Plan immediately prior to the effective time of the Merger (the “Rollover Units”) among the common units available for issuance under the 2014 Plan. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash, or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan. Of the 21,116,046 common units that may be awarded under the 2014 Plan, 14,865,181 common units remain eligible for future grants as of December 31, 2019. The long-term compensation structure of the 2014 Plan is intended to align the performance of participants with long-term performance for ENLC’s unitholders.

The 2014 Plan, as currently amended and restated, will automatically expire on December 30, 2028. The Board may amend or terminate the 2014 Plan at any time, subject to any requirement of unitholder approval required by applicable law, rule, or regulation. The Committee may generally amend the terms of any outstanding award under the 2014 Plan at any time. However, no action may be taken by the Board or the Committee under the 2014 Plan that would materially and adversely affect the rights of a participant under a previously granted award without the participant’s consent.

With respect to awards, upon a change of control of us and except as provided in the award agreement, the Committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement, or the other terms of such awards. The closing of the GIP Transaction constituted a change of control for such purposes, and the terms and conditions of the performance-based restricted incentive unit awards provided for accelerated vesting upon such change of control. However, certain officers waived the accelerated vesting of their performance-based restricted incentive unit awards, such that the waived awards remain outstanding and subject to vesting based on the performance metrics and termination conditions specified in the applicable awards (as amended in connection with such waiver).

EnLink Midstream GP, LLC Long-Term Incentive Plan. The General Partner adopted the GP Plan for employees, consultants, and independent contractors of the General Partner and its affiliates and outside directors of our Board who perform services for us. No additional grants of equity awards will be made under the GP Plan for periods after the Merger. The Rollover Units are included among the ENLC common units available for grant under the 2014 Plan. In determining this number of the Rollover Units (i.e., the 3,416,046 ENLC common units specified above), certain assumptions were made regarding the number of units issuable pursuant to any awards under the GP Plan that were outstanding immediately prior to the effective time of the Merger. For instance, it was assumed that performance metrics, as and when applicable under such awards, would be satisfied in the future at their maximum levels, thereby resulting in the greatest amount of units being issued pursuant to such awards.

Effective as of the closing of the Merger, each unit-based award issued and outstanding immediately prior to the effective time of the Merger under the GP Plan has been converted into an award with respect to ENLC common units with substantially similar terms as were in effect immediately prior to the effective time, with certain adjustments to the performance-based vesting terms for any applicable awards related to the performance of ENLC and ENLK (as further described below). In addition, as of the closing of the Merger (i) ENLC assumed all obligations in respect of the GP Plan, and (ii) the Committee (and the Board when applicable) became responsible for the administration of the GP Plan. It is anticipated that no future awards will be granted under the GP Plan.

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

For more information on the 2014 Plan and the GP Plan, see our Information Statement on Schedule 14C filed with the Commission on December 31, 2018 and ENLK’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 20, 2019.

Performance Unit Awards. Beginning in 2015, the Managing Member and the General Partner granted performance awards under the 2014 Plan and the GP Plan, respectively. The performance award agreements provide that the vesting of restricted incentive units granted under the GP Plan and the 2014 Plan is dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. The performance award agreements contemplate that the Peer Companies for an individual performance award (the “Subject Award”) are the companies comprising the Alerian MLP Index for Master Limited Partnerships (“AMZ”), excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units will vest based on the percentile ranking of the average of our and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the effective time of the Merger, the performance metric for any then outstanding performance award was modified such that, the performance metric will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods after the effective time of the Merger.

On March 8, 2019, the Board of the Managing Member approved new forms of the performance-based award agreements (“the “Performance-Based Award Agreement”) for future awards of equity-based compensation under the 2014 Plan. The Performance-Based Award Agreement provides that the vesting of restricted incentive units under the 2014 Plan is dependent on the achievement of (i) certain TSR performance goals relative to the TSR achievement of a peer group of companies and (ii) performance goal based on cash flow (“Cash Flow”). At the time of grant, the Board will determine the relative weighting of the two performance goals by including in the relevant Performance-Based Award Agreement the number of Restricted Units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) and the achievement of the Cash Flow performance goals (the “Total CF Units”).

The Performance-Based Award Agreement provides for four separate performance periods: (i) three performance periods are each of the first, second, and third calendar years that occur following the vesting commencement date of the Performance-Based Award Agreement and (ii) the fourth performance period is the cumulative three-year period from the vesting commencement date through the third anniversary thereof (the “Cumulative Performance Period”).

At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of such units ranges from 0% to 200% of the units granted depending on EnLink’s achievement of performance goals on the vesting date. The fair value of each performance unit is estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of our common units and the designated Peer Companies securities; (iii) an estimated ranking of us among the designated Peer Companies; and (iv) the distribution yield. In connection with the GIP Transaction, certain outstanding performance unit agreements issued prior to the close of the transaction were modified to delay vesting in exchange for an increase in the minimum vesting of units from zero to 100% as described in our Current Report on Form 8-K filed with the Commission on July 23, 2018. The fair value of the unit on the date of grant is expensed over a vesting period of approximately three years.

The total value of the equity compensation granted to our executive officers generally has been awarded 50% restricted incentive units and 50% performance units on an annual basis. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions and change of ownership. All performance and restricted incentive units that we grant are charged against earnings according to ASC 718.

Anti-Hedging Policy. Pursuant to ENLC’s insider trading policy, ENLC prohibits hedging of its securities by directors, officers, or employees and pledging of its securities as collateral by directors and executive officers.

Retirement and Health Benefits. All eligible employees are offered a variety of health and welfare and retirement programs. The named executive officers are generally eligible for the same programs on the same basis as other employees. The Operating

Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2019, the Operating Partnership matched 100% of every dollar contributed for contributions of up to 6% of eligible compensation made by eligible participants plus a discretionary profit-sharing contribution (not to exceed the maximum amount permitted by law). The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses.

Perquisites. We generally do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax, and related expenses for membership in an industry-related private lunch club (totaling less than $2,500 per year per named executive officer).

Change in Control and Severance Agreements

In 2019, all of our named executive officers and certain members of senior management entered into amended and restated forms of change in control agreements (the “Change in Control Agreements”) with the Operating Partnership and amended and restated forms of severance agreements (the “Severance Agreements” and collectively with the Change in Control Agreements, the “Agreements”) with the Operating Partnership, which were approved by the Board in September 2019. Additionally, as certain individuals become members of senior management, the individual may become a party to a change in control agreement and/or a severance agreement in substantially the same form as the applicable Agreement.

The Agreements restrict the officers from competing with us, the Managing Member, the Operating Partnership, ENLK, the General Partner, and their respective affiliates and subsidiaries (the “Company Group”) during the term of employment. The Agreements also restrict the officers from disclosing confidential information of the Company Group and disparaging any member of the Company Group, in each case, during or after the term of their employment. In addition, the Agreements restrict the officers, both during their employment and for varying periods following the termination of employment, from (i) soliciting other employees to terminate their employment with any member of the Company Group or accept employment with a third party and (ii) diverting the business of a client or customer of any member of the Company Group or attempting to convert a client or customer of any member of the Company Group. The Agreements provide the Operating Partnership with equitable remedies and with the right to claw back benefits if the restrictions described in this paragraph are breached by the officer. In the event of a termination, the terminated employee is required to execute a general release of the Company Group in order to receive any benefits under the Agreements.

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

Potential Payments Upon a Change of Control

Under the Change in Control Agreements, if, within a period that begins 120 days prior to and ends 24 months following a change in control (as defined in the Change in Control Agreement), an officer’s employment is terminated without cause (as defined in the Change in Control Agreement) or is terminated by the officer for good reason (as defined in the Change in Control Agreement), such officer will be entitled to the General Benefits, the Outplacement Benefits, the Medical Severance Benefit and the Severance Benefit; provided, however, that the Chairman and Chief Executive Officer would be entitled to three times the Severance Benefit, and the other officers would be entitled to two times the Severance Benefit. Other members of senior management do not receive an increase in the Severance Benefit if they are terminated in connection with a change in control.

In addition, the Agreements provide for the General Benefits upon the officer’s termination of employment due to his or her death or disability (as defined in the Agreements).

The Agreements provide that an officer may only become entitled to payments under the Severance Agreement or the Change in Control Agreement, but not under both Agreements. Upon execution of a Severance Agreement, the Severance Agreement will continue in effect until (i) the Initial Expiration Date (as defined in the Severance Agreement), which is generally a term of one year from the execution date; provided that the term will be automatically renewed for additional one-year periods beginning on the day following the first anniversary of the Initial Expiration Date (each, a “Renewal Date”), unless the Board provides the officer with written notice (a “Non-Renewal Notice”) of the Operating Partnership’s election not to renew the term at least 30 days prior to any Renewal Date or (ii) the termination of the officer’s employment; provided that an officer’s employment may not be terminated by the Operating Partnership for any reason other than cause (as defined in the Severance Agreement) for the 90-day period that follows the termination of the Severance Agreement pursuant to a Non-Renewal Notice. Upon execution of a Change in Control Agreement, the Change in Control Agreement will continue in effect with automatic renewal on each anniversary of the execution date until (i) termination by the Board providing the officer with a Non-Renewal Notice at least 90 days prior to any Renewal Date or (ii) the termination of the officer’s employment, except that a Change in Control Agreement may not be terminated for a period that begins 120 days prior to, and ends 24 months following, a change in control.

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

With respect to the GP Plan and the 2014 Plan, the amounts to be received by our named executive officers in the event of a change of control (as defined in such plans) will be automatically determined based on the number of units underlying any unvested equity incentive awards held by a named executive officer at the time of a change of control. The terms of such plans were determined based on past practice and the applicable compensation committee’s understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change of control is periodically reviewed by the Committee.

Upon a change of control, and except as provided in the award agreement, the Committee may cause options and UAR grants to be vested, may cause change of control consideration to be paid in respect of some or all of such awards, or may make other adjustments (if any) that it deems appropriate with respect to such awards. With respect to other awards, upon a change of control and except as provided in the award agreement, the Committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement, or the other terms of such awards.

The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2019 are set forth in the table in the section below entitled “Payments Upon Termination or Change in Control.”

Role of Executive Officers in Executive Compensation

The Board, upon recommendation of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. The Chairman and Chief Executive Officer makes recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for each of the named executive officers. The Chairman and Chief Executive Officer does not make any recommendations regarding his personal compensation.

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

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Restricted Incentive Unit and Performance Unit Awards ($)(2)		All Other Compensation ($)		Total ($)
Barry E. Davis (3)	2019	556,000	636,568	4,553,287	(6)	744,456	(7)	6,490,311
Chairman and Chief Executive Officer	2018	529,000	784,367	3,835,864		784,034		5,933,265
	2017	695,000	960,000	4,533,371		565,075		6,753,446

Benjamin D. Lamb	2019	491,200	521,207	1,264,284		362,424	(8)	2,639,115
Executive Vice President and Chief Operating Officer	2018	447,500	665,733	4,272,801		703,111		6,089,145
	2017	345,000	345,000	1,431,552		274,563		2,396,115

Eric D. Batchelder	2019	449,900	429,585	948,218		205,157	(9)	2,032,860
Executive Vice President and Chief Financial Officer	2018	399,200	560,771	3,133,675		304,836		4,398,482

Alaina K. Brooks (4)	2019	439,500	444,709	902,261		302,253	(10)	2,088,723
Executive Vice President, Chief Legal and Administrative Officer, and Secretary	2018	393,300	468,087	2,410,163		204,661		3,476,211

Michael J. Garberding (5)	2019	528,200	560,463	2,844,635		5,486,256	(11)	9,419,554
President and Chief Executive Officer	2018	646,600	1,009,247	7,975,169		727,195		10,358,211
	2017	500,000	500,000	2,147,374		396,190		3,543,564
____________________________

(1)
Bonuses include all annual bonus payments. For 2019, the named executive officers received bonuses in the form of 35% cash and 65% equity awards that immediately vest. For 2018, the named executive officers received bonuses in the form of 50% cash and 50% equity awards that immediately vest. Such equity awards were entirely allocated in restricted incentive units of ENLC. For 2017, the named executive officers received bonuses in the form of 25% cash and 75% equity awards that immediately vest. Such equity awards were allocated 50% in restricted incentive units of ENLK and 50% in restricted incentive units of ENLC. Equity awards for 2019, 2018, and 2017 represent the grant date fair value of awards computed in accordance with ASC 718.

(2)
The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards.

(3)	In August 2019, Mr. Davis, formerly our Executive Chairman, was named Chairman and Chief Executive Officer.

(4)	Ms. Brooks became a named executive officer in fiscal year 2018, and, therefore, summary compensation information is presented only for fiscal years 2018 and 2019.

(5)	In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company.

(6)
In connection with assuming his role as Chairman and Chief Executive Office in August 2019, Mr. Davis received a one-time transition grant of restricted incentive units and performance unit awards of $1,000,000 and $1,972,936, respectively.

(7)
Amount of all other compensation for Mr. Davis includes a matching 401(k) contribution of $16,800, DERs with respect to restricted incentive units of ENLK in the amount of $325,786, and DERs with respect to restricted incentive units of ENLC in the amount of $401,870.

(8)
Amount of all other compensation for Mr. Lamb includes a matching 401(k) contribution of $16,800, DERs with respect to restricted incentive units of ENLK in the amount of $55,107, and DERs with respect to restricted incentive units of ENLC in the amount of $290,517.

(9)
Amount of all other compensation for Mr. Batchelder includes a matching 401(k) contribution of $16,800, DERs with respect to restricted incentive units of ENLK in the amount of $30,526, and DERs with respect to restricted incentive units of ENLC in the amount of $157,831.

(10)
Amount of all other compensation for Ms. Brooks includes a matching 401(k) contribution of $16,800, DERs with respect to restricted incentive units of ENLK in the amount of $97,839, and DERs with respect to restricted incentive units of ENLC in the amount of $187,614.

(11)
Amount of all other compensation for Mr. Garberding includes a matching 401(k) contribution of $16,800, DERs with respect to restricted incentive units of ENLK in the amount of $250,046, and DERs with respect to restricted incentive units of ENLC in the amount of $935,623. Mr. Garberding received $4,283,788 in connection with his departure.

CEO Pay Ratio

For fiscal year 2019, the annual total compensation for Mr. Davis was $5,403,924 and for the median employee was $117,456. The resulting ratio of annual total compensation of Mr. Davis to the annual total compensation of our median employee was 46:1. This pay ratio is a reasonable estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K. As a result of our methodology for determining the pay ratio, which is described below, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions or may make adjustments that we do not make.

To determine the pay ratio, we first identified the median employee by examining 2019 W-2 Box 1 Federal Taxable Wages (the “Taxable Wages Measure”) for all of our employees, excluding the Chairman and Chief Executive Officer, who were employed on December 31, 2019, the last business day of the 2019 fiscal year. We included all employees, whether employed as full-time, part-time, or on a seasonal basis, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2019. We use the Taxable Wages Measure because it is consistently applied for all employees and because we believe it reasonably reflects the annual compensation of our employees. After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology used for calculating the annual total compensation of our named executive officers as set forth in the 2019 Summary Compensation Table above. We calculated annual total compensation for the CEO by annualizing Mr. Davis’s salary in his role as Chairman and Chief Executive Officer, given that Mr. Davis transitioned from Executive Chairman to Chairman and Chief Executive Officer in August 2019.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in the section titled “Compensation Discussion and Analysis” and in the footnotes to such tables.

Grants of Plan-Based Awards for Fiscal Year 2019 Table

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2019, including, but not limited to, awards made under the 2014 Plan.

ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(1)
Barry E. Davis	3/12/2019	60,328	120,656	241,312	—	(2)	1,580,351
	10/9/2019	—	—	—	135,318	(3)	1,000,000
	10/9/2019	135,318	270,636	541,272	—	(4)	1,972,936

Benjamin D. Lamb	3/12/2019	48,263	96,525	193,050	—	(2)	1,264,284

Eric D. Batchelder	3/12/2019	36,197	72,394	144,788	—	(2)	948,218

Alaina K. Brooks	3/12/2019	28,958	57,915	115,830	—	(2)	758,571
	6/19/2019	7,240	14,479	28,958	—	(2)	143,690

Michael J. Garberding (5)	3/12/2019	108,591	217,181	434,362	—	(2)	2,844,635
____________________________

(1)
The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data Data—Note 11” for the assumptions made in our valuation of such awards.

(2)
These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2022, recipients receive DERs, if any, with respect to the number of performance awards vested.

(3)
In connection with assuming his role as Chairman and Chief Executive Office in August 2019, Mr. Davis received a one-time transition grant of restricted incentive units. These awards include DERs that provide for distributions on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on August 1, 2022.

(4)
In connection with assuming his role as Chairman and Chief Executive Office in August 2019, Mr. Davis received a one-time transition grant of performance unit awards. These awards include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on August 1, 2022, recipients receive DERs, if any, with respect to the number of performance awards vested.

(5)	In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2019

The following table provides information concerning all outstanding equity awards made to a named executive officer as of December 31, 2019, including, but not limited to, awards made under the 2014 Plan and the GP Plan.

ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Unit Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)(4)(5)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Barry E. Davis	2022	135,318	829,499	391,292	(6)	2,398,620
	2021	98,730	605,215	98,730		605,215
	2020	106,667	653,869	106,667		653,869
Benjamin D. Lamb	2022	—	—	96,525		591,698
	2021	139,925	857,740	—		—
	2020	159,364	976,901	—		—
Eric D. Batchelder	2022	—	—	72,394		443,775
	2021	115,245	706,452	—		—
	2020	47,777	292,873	—		—
Alaina K. Brooks	2022	—	—	72,394		443,775
	2021	73,780	452,271	26,000		159,380
	2020	67,427	413,328	19,649		120,448
Michael J. Garberding (7)	2022	—	—	48,152		295,172
____________________________

(1)
Restricted incentive units vesting in 2020 and 2021 vest on January 1st and August 1st of the relevant year, as applicable. Restricted incentive units vesting in 2022 vest on January 1st. For Mr. Davis, restricted incentive units vesting in 2022 vest on January 1st and August 1st, as applicable.

(2)	The closing price for the ENLC common units was $6.13 as of December 31, 2019.

(3)	Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%.

(4)
Vesting of awards in 2021 and 2022 are contingent upon (i) the EnLink TSR performance measured against a peer group of companies in respect of periods preceding the effective time of the Merger and (ii) the TSR performance of ENLC measured against a peer group of companies in respect of periods after the effective time of the Merger.

(5)	Vesting of awards in 2022 are contingent upon (i) the EnLink TSR performance measured against a peer group of companies and (ii) EnLink’s achieved distributable cash flow per unit outstanding.

(6)	Vesting of awards in August 2020 for Mr. Davis are contingent upon the EnLink TSR performance measured against a peer group of companies.

(7)
In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company. Pursuant to his departure, Mr. Garberding’s outstanding restricted incentive units vested and a portion of his outstanding performance units vested at 100% in 2019. The remaining outstanding performance units not vested in 2019 will vest on the original vesting date of January 1, 2022.

Units Vested Table for Fiscal Year 2019

The following tables provide information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2019.

ENLINK MIDSTREAM, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting	Value Per Unit Realized on Vesting ($)	Total ($)
Barry E. Davis	1/1/2019	110,709	9.49	1,050,628
	2/14/2019	52,938	10.86	574,907
	3/6/2019	34,645	11.32	392,181

Benjamin D. Lamb	1/1/2019	46,296	9.49	439,349
	3/6/2019	29,405	11.32	332,865

Eric D. Batchelder	3/6/2019	24,769	11.32	280,385

Alaina K. Brooks	1/1/2019	14,286	9.49	135,574
	2/14/2019	15,028	10.86	163,204
	3/6/2019	20,675	11.32	234,041

Michael J. Garberding (1)	1/1/2019	71,457	9.49	678,127
	2/14/2019	30,704	10.86	333,445
	3/6/2019	44,578	11.32	504,623
	9/2/2019	534,779	7.94	4,246,145
____________________________

(1)
In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company. Pursuant to his departure, Mr. Garberding’s outstanding restricted incentive units vested and a portion of his outstanding performance units vested at 100% in 2019. The remaining outstanding performance units not vested in 2019 will vest on the original vesting date of January 1, 2022.

ENLINK MIDSTREAM GP, LLC—UNITS VESTED

Name	Date Vested (1)	Number of Units Acquired on Vesting	Value Per Unit Realized on Vesting ($)	Total ($)
Barry E. Davis	1/1/2019	128,145	11.01	1,410,876
	2/14/2019	61,277	12.49	765,293

Benjamin D. Lamb	1/1/2019	53,588	11.01	590,004

Eric D. Batchelder	—	—	—	—

Alaina K. Brooks	1/1/2019	13,429	11.01	147,853
	2/14/2019	14,127	12.49	176,442

Michael J. Garberding (2)	1/1/2019	82,712	11.01	910,659
	2/14/2019	35,540	12.49	443,870
____________________________

(1)	Units listed as vesting after the closing of the Merger vested as ENLC units with the amount adjusted to be 1.15 ENLC units for each unit listed.

(2)
In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company. Pursuant to his departure, Mr. Garberding’s outstanding restricted incentive units vested and a portion of his outstanding performance units vested at 100% in 2019. The remaining outstanding performance units not vested in 2019 will vest on the original vesting date of January 1, 2022.

Payments Upon Termination or Change of Control

The following tables show potential payments that would have been made to the named executive officers as of December 31, 2019.

Named Executive Officer	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	3,994,068	34,150	—	5,647,818	5,746,287
Benjamin D. Lamb	2,417,707	33,612	—	2,417,707	2,426,340
Eric D. Batchelder	2,190,440	24,067	—	2,190,440	1,443,100
Alaina K. Brooks	2,166,234	31,288	—	2,166,234	1,589,203
Michael J. Garberding (6)	—	—	—	—	—
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

(4)
Each named executive officer is entitled to a lump sum payment equal to two times the Severance Benefit (three times in the case of the Chairman and Chief Executive Officer), the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if he or she is terminated without cause (as defined in the Change of Control Agreement) or if he or she terminates employment for good reason (as defined in the Change of Control Agreement) within 120 days prior to or two years following a change in control (as defined in the Severance Agreement), subject to compliance with certain non-competition, non-solicitation, and other covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.

(5)
Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change of control (as defined under the long-term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2019.

(6)
In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company. Pursuant to his departure, Mr. Garberding received a cash payment of $4,283,788 related to his Severance Benefit, $560,463, which is a prorated amount related to his 2019 bonus at the time the bonus is payable at the end of March 2020, and accelerated vesting of outstanding equity awards valued at $4,246,145 as of the vesting date.

Compensation of Directors for Fiscal Year 2019

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards (1) ($)	All Other Compensation ($)(2)	Total ($)
James C. Crain	111,111	125,430	11,176	247,717
Leldon E. Echols	86,191	125,430	10,278	221,899
Kyle D. Vann	81,667	125,430	9,380	216,477
Rolf A. Gafvert (3)	37,708	—	1,797	39,505
____________________________

(1)
Messrs. Crain, Echols, and Vann were granted awards of restricted incentive units of ENLC on March 8, 2019 with a fair market value of $11.30 per unit and that will vest on January 25, 2020 in the following amounts, respectively: 11,100, 11,100, and 11,100. The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards. At December 31, 2019, Messrs. Crain, Echols, and Vann held aggregate outstanding restricted incentive unit awards, in the following amounts, respectively: 11,100, 11,100, and 11,100.

(2)	Other Compensation is comprised of DERs with respect to restricted incentive units.

(3)	In connection with the closing of the Merger, Mr. Gafvert departed from his position as a director.

Each director of the Managing Member who is not an employee of the Managing Member or GIP is paid an annual retainer fee of $72,500 and equity compensation valued at $115,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting or each additional meeting that they attend. The respective chairs of each committee received the following annual fees for fiscal year ended 2019: Audit—$24,000, Governance and Compensation Committee—$15,000, and Conflicts—$20,000. The respective members of each committee received the following annual fees for the fiscal year ended 2019: Audit—$17,500, Governance and Compensation Committee—$7,500, and Conflicts—$15,000. Directors were also reimbursed for related out-of-pocket expenses.

Barry E. Davis, as officer of the Managing Member, and William J. Brilliant, Matthew C. Harris, Thomas W. Horton, and William A. Woodburn, as officers of GIP, receive no separate compensation for their respective service as directors.

Governance and Compensation Committee Interlocks and Insider Participation

Our Governance and Compensation Committee is comprised of Kyle D. Vann (Chairman), William J. Brilliant, and Leldon E. Echols. As described elsewhere in this report, Mr. Brilliant is a partner of GIP and may have an interest in the transactions among GIP, ENLK, and us. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

No other member of the Compensation Committee during fiscal 2019 was a current or former officer or employee of the General Partner or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the Commission. None of the General Partner’s executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on the Board or the Committee.

Board Leadership Structure and Risk Oversight

The Board has no policy that requires that the positions of the Chairman of the Board (the “Chairman”) and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the composition, skills, and experience of the Board and its members, specific challenges faced by us or the industry in which we operate, and governance efficiency. Based on these factors, the Board determined that having Barry E. Davis reassume his role as the Chairman and Chief Executive Officer in August 2019 was in our best interest, and that such arrangement made the best use of Mr. Davis’ unique skills and experience in the industry.

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

The following table shows the beneficial ownership of ENLC, as of February 19, 2020, held by:

•	each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;

•	all the directors of the Managing Member;

•	each named executive officer of the Managing Member; and

•	all the directors and executive officers of the Managing Member as a group.

The percentage of total ENLC common units beneficially owned is based on a total of 557,156,625 units (including 68,710,831 common units, which reflects the as-exchanged amount of the 59,748,549 ENLC Class C Common Units held by Enfield) as of February 19, 2020.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	ENLC Class C Common Units Beneficially Owned (2)	Percentage of ENLC Class C Common Units Beneficially Owned	Total Units Beneficially Owned (2)	Percentage of Total Units Beneficially Owned (4)
Global Infrastructure Investors III, LLC (5)	224,355,359	45.93%	—	—	224,355,359	40.27%
Enfield Holdings Advisors, Inc. (6)	—	—	59,748,549	100%	59,748,549	10.72%
Tortoise Capital Advisors, L.L.C. (7)	28,643,845	5.86%	—	—	28,643,845	5.14%
Chickasaw Capital Management, LLC (8)	27,081,976	5.54%	—	—	27,081,976	4.86%
Invesco Ltd. (9)	25,290,055	5.18%	—	—	25,290,055	4.54%
Barry E. Davis (10)	2,922,797	*	—	—	2,922,797	*
Eric D. Batchelder	40,024	*	—	—	40,024	*
Benjamin D. Lamb	298,917	*	—	—	298,917	*
Alaina K. Brooks	71,741	*	—	—	71,741	*
Michael J. Garberding (11)	867,322	*	—	—	867,322	*
Kyle D. Vann	124,907	*	—	—	124,907	*
James C. Crain (12)	94,940	*	—	—	94,940	*
Leldon E. Echols	90,025	*	—	—	90,025	*
William J. Brilliant	—	*	—	—	—	*
Matthew C. Harris	—	*	—	—	—	*
Thomas W. Horton	—	*	—	—	—	*
William A. Woodburn	—	*	—	—	—	*
Christopher Ortega	—	*	—	—	—	*
All directors and executive officers as a group (12 persons)	3,643,351	*	—	—	3,643,351	*
____________________________
* Less than 1%

(1)
Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over all units listed. Unless otherwise indicated, the address of each beneficial owner is 1722 Routh Street, Suite 1300, Dallas, Texas 75201.

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

(3)	The percentages reflected in the column below are based on a total of 488,445,794 common units.

(4)
The percentages reflected in the column below are based on a total of 557,156,625 common units, which includes the units described in (3) above, and 68,710,831 common units, which reflects the as-exchanged amount of the 59,748,549 ENLC Class C Common Units held by Enfield, which owns the same number of Series B Preferred Units. The Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. For this reason, the percentages in this column reflect the exchange of the Series B Preferred Units into ENLC common units. Upon any exchange of Series B Preferred Units into ENLC common units, an equal number of ENLC Class C Common Units will be canceled.

(5)
Based solely on the Amendment No. 2 to the Schedule 13D filed with the Commission on February 5, 2019 by Global Infrastructure Investors III, LLC (“Global Investors”). Such filing indicates that Global Investors, Global Infrastructure GP III, L.P. (“Global GP”), GIP III Stetson Aggregator II, L.P. (“Aggregator II”), GIP III Stetson Aggregator I, L.P. (“Aggregator I”), and GIP III Stetson GP, LLC (“Stetson GP”) have shared voting and dispositive power with respect to 224,355,359 ENLC common units, and that GIP III Stetson II, L.P. (“Stetson II”) and GIP III Stetson I, L.P. (“Stetson I”) are the record holders of 108,859,690 and 115,495,669 ENLC common units, respectively. Global Investors is the sole general partner of Global GP, which is the general partner of each of Aggregator I and Aggregator II, which are the managing members of Stetson GP, which is the general partner of each of Stetson I and Stetson II. As a result, Global Investors, Global GP, Aggregator I, Aggregator II and Stetson GP may be deemed to share beneficial ownership of the ENLC common units beneficially owned by Stetson I and Stetson II. Adebayo Ogunlesi, Jonathan Bram, William Brilliant, Matthew Harris, Michael McGhee, Rajaram Rao, William Woodburn, Salim Samaha and Robert O’Brien, as the voting members of the Investment Committee of Global Investors, may be deemed to share beneficial ownership of the ENLC common units beneficially owned by Global Investors. Such individuals expressly disclaim any such beneficial ownership. The address of each of Global Investors, Global GP, Aggregator II, Aggregator I, Stetson GP, Stetson I, Stetson II, and Messrs. Ogunlesi, Bram, Brilliant, Harris, McGhee, Rao, Woodburn, Samaha, and O’Brien is c/o Global Infrastructure Management, LLC, 1345 Avenue of the Americas, 30th Floor, New York, New York 10105.

(6)
Based solely on the Schedule 13D filed with the Commission on February 4, 2019 by Enfield Holdings Advisors, Inc. (“Enfield Holdings Advisors”), the Schedule 13D filed with the Commission on February 5, 2019 by The Goldman Sachs Group, Inc. (“GS Group”), and the Schedule 13D filed with the Commission on February 4, 2019 by TPG Advisors VII, Inc. (“TPG Advisors VII”). Such filings indicate that Enfield and Enfield Holdings Advisors, the general partner of Enfield, have shared voting and dispositive power with respect to the securities held by Enfield Holdings reported herein. The address of each of Enfield and Enfield Holdings Advisors in c/o TPG Global, LLC (“TPG Global”), 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. Affiliates of the GS Group and affiliates of TPG Global each respectively hold 100 shares of common stock, and have appointed one of the two board members of, Enfield Holdings Advisors. TPG Advisors VII holds 100 shares of common stock, and has appointed one of the two board members, of Enfield Holdings Advisors. Because of the relationship of TPG Advisors VII to Enfield Holdings, TPG Advisors VII may be deemed to beneficially own the securities held by Enfield Holdings reported herein. Messrs. Bonderman and Coulter are sole shareholders of TPG Advisors VII. Because of the relationship of Messrs. Bonderman and Coulter to TPG Advisors VII, each of Messrs. Bonderman and Coulter may be deemed to beneficially own the securities held by Enfield Holdings reported herein. Messrs. Bonderman and Coulter disclaim beneficial ownership of the securities held by Enfield Holdings reported herein except to the extent of their pecuniary interest therein. The address of TPG Advisors VII and Messrs. Bonderman and Coulter is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. GS Group, Goldman Sachs & Co. LLC (“Goldman Sachs”), West Street International Infrastructure Partners III, L.P. (“WS International”), West Street European Infrastructure Partners III, L.P. (“WS European”), West Street Global Infrastructure Partners III, L.P. (“WS Global”), Broad Street Principal Investments, L.L.C. (“BS Principal”), West Street Energy Partners Offshore - B AIV-1, L.P. (“WS Offshore B”), West Street Energy Partners AIV-1, L.P. (“WS AIV”), West Street Energy Partners Offshore AIV-1, L.P. (“WS Offshore AIV”), West Street Energy Partners Offshore Holding - B AIV-1, L.P. (“WS Holdings B”), Broad Street Infrastructure Advisors III, L.L.C. (“BS Infrastructure”), and Broad Street Energy Advisors AIV-1, L.L.C. (“BS Energy AIV,” and together with the GS Group, Goldman Sachs, WS International, WS European, WS Global, BS Principal, WS Offshore B, WS AIV, WS Offshore AIV, WS Holdings B, and BS Infrastructure, the “GS Entities”) are the direct or indirect beneficial owners of WSIP Egypt Holdings, LP (“WSIP”) and WSEP Egypt Holdings, LP (“WSEP”), which hold 100 shares of common stock, and have appointed one of the two directors, of Enfield Holdings Advisors. Because of the relationship by and between the GS Entities, WSIP and WSEP on the one hand and Enfield Holdings on the other hand, the GS Entities, WSIP and WSEP may be deemed to share beneficial ownership of the securities held by Enfield Holdings reported herein. The address of each of the GP Entities, WSIP and WSEP is 200 West Street New York, NY 10282-2198. Additionally, as of February 1, 2019, GS Group and Goldman Sachs may be deemed to share beneficial ownership of 695,632 ENLC common units acquired by Goldman Sachs or another wholly-owned broker or dealer subsidiary of GS Group in ordinary course trading activities, and 3,186 ENLC common units held in client accounts with respect to which Goldman Sachs or another wholly-owned subsidiary of GS Group or their employees have investment discretion.

(7)
Based solely on the Schedule 13G filed with the Commission on February 14, 2020 by Tortoise Capital Advisors, L.L.C. (“Tortoise”). Such filing indicates that Tortoise has shared voting power with respect to 17,748,156 ENLC common units and shared dispositive power with respect to 28,643,845 ENLC common units. The address of Tortoise is 5100 W 115th Place, Leawood, KS 66211.

(8)
Based solely on Amendment No. 4 to the Schedule 13G filed with the Commission on February 7, 2020 by Chickasaw Capital Management, LLC (“Chickasaw”). Such filing indicates that Chickasaw has sole voting power with respect to 27,067,976 ENLC common units and sole dispositive power with respect to 27,081,976 ENLC common units. The address of Chickasaw is 6075 Poplar Ave., Suite 720, Memphis, TN 38119.

(9)
Based solely on the Schedule 13G filed with the Commission on February 13, 2020 by Invesco Ltd. (“Invesco”). Such filing indicates that Invesco has sole voting and dispositive power with respect to 25,290,055 ENLC common units. The address of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(10)
Of these ENLC common units, 1,101,424 are held by MK Holdings, LP, a family limited partnership, which Mr. Davis controls, and Mr. Davis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(11)
In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company. The units listed reflect Mr. Garberding’s ownership of ENLC common units at the time of his departure.

(12)
Of these ENLC common units, 1,000 are held by the James C. Crain Trust, Mr. James C. Crain as trustee, for the benefit of Mr. Crain’s children, and Mr. Crain disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

GIP’s Pledge of Equity Interests in ENLC and the Managing Member

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with the GIP Transaction (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. See “Item 1A. Risk Factors—GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.”

EnLink Midstream Partners, LP Ownership

The following table shows the beneficial ownership of ENLK as of February 19, 2020, held by:

•	each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;

•	all the directors of the Managing Member;

•	each named executive officer of the Managing Member; and

•	all the directors and executive officers of the Managing Member as a group.

The percentage of total units beneficially owned is based upon a total of 144,358,720 common units as of February 19, 2020. All of the ENLK common units are held by ENLC. Neither the Series B Preferred Units, which are exchangeable on a 1-for-1.15 basis (subject to certain adjustments) for common units of ENLC, nor the Series C Preferred Units, which are perpetual preferred units that are not convertible into common units, are factored into the percentage ownership calculations. None of the named beneficial owners set forth in the table below owns any of the 59,748,549 Series B Preferred Units or the 400,000 outstanding Series C Preferred Units as of February 19, 2020.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned
Barry E. Davis	—	—%
Eric D. Batchelder	—	—%
Benjamin D. Lamb	—	—%
Alaina K. Brooks	—	—%
Michael J. Garberding (3)	—	—%
Kyle D. Vann	—	—%
James C. Crain	—	—%
Leldon E. Echols	—	—%
William J. Brilliant	—	—%
Matthew C. Harris	—	—%
Thomas W. Horton	—	—%
William A. Woodburn	—	—%
Christopher Ortega	—	—%
All directors and executive officers as a group (12 persons)	—	—%
____________________________

(1)	The beneficial owner has sole voting and dispositive power over all units listed. The address of each beneficial owner is 1722 Routh Street, Suite 1300, Dallas, Texas 75201.

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

(3)
In August 2019, Mr. Garberding departed from his position as President and Chief Executive Officer. In September 2019, Mr. Garberding left the Company. The units listed reflect Mr. Garberding’s ownership of ENLK common units at the time of his departure.

Beneficial Ownership of General Partner Interest

The General Partner owns all of ENLK’s general partner interest and is wholly-owned by ENLC.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	5,381,461	(2)	N/A	14,865,181	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
____________________________

(1)
These plans include both the 2014 Plan, which was approved by our unitholders in March 2014 for the benefit of our officers, employees, and directors, and the GP Plan, which was approved by ENLK’s unitholders effective April 6, 2016 for the benefit of ENLK’s officers, employees, and directors. As of the closing of the Merger, ENLC assumed all obligations in respect of the GP Plan. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan and the GP Plan.

(2)
The number of securities includes 2,574,619 restricted units that have been granted under the 2014 Plan that have not vested and 1,488,986 restricted units that have been granted under the GP Plan that have not vested. In addition, the number of securities includes 1,126,581 performance unit awards that have been granted under the 2014 Plan, assuming the target distribution at the time of vesting, and 191,275 performance unit awards that have been granted under the GP Plan, assuming the target distribution at the time of vesting. Actual issuance of these performance unit awards may range from 0% to 200% of the target distribution depending on performance actually attained. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan and the GP Plan.

(3)
Effective as of the closing of the Merger, the 2014 Plan, as amended, provided for the issuance of a total of 21,116,046 common units under the 2014 Plan, inclusive of the Rollover Units that remained eligible for future grants under the GP Plan immediately prior to the effective time of the Merger. No additional grants of equity awards will be made under the GP Plan for periods after the Merger. Of the 21,116,046 common units that may be awarded under the 2014 Plan, 14,865,181 common units remained eligible for future grants as of December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with EnLink Midstream Partners, LP

In connection with the Merger, we issued 304,822,035 common units to acquire all of the outstanding ENLK common units not previously owned by us. Subsequent to the Merger, ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner, which allows us to appoint all of the officers and directors of the General Partner and to manage and operate ENLK. As of the closing date of the Merger, the price of our common units was $10.53 per unit.

Relationship with GIP

We are managed by our Managing Member, which is wholly-owned by GIP. Therefore, GIP controls us and our ability to manage and operate our business. Additionally, four of our directors, William J. Brilliant, Matthew C. Harris, Thomas W. Horton, and William A. Woodburn are officers of GIP. Those individuals do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the indemnification agreements as described below.

Related Party Transactions

Refer to “Item 8. Financial Statements and Supplementary Information—Note 4” for information about our related party transactions.

Certain Relationships

From time to time, we may do business with other companies affiliated with TPG or Goldman Sachs, which are the owners of Enfield, the beneficial owner of ENLK’s Series B Preferred Units, or with NGP, Marathon Petroleum Corporation, or Kinder Morgan, Inc., our joint venture partners in the Delaware Basin JV, Ascension JV, and Cedar Cove JV, respectively. We believe that any such arrangements have been or will be conducted on an arms-length basis.

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

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accounting Fees and Services

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2019, 2018, and 2017, review of our internal control procedures for the fiscal years ended December 31, 2019, 2018, and 2017, and the reviews of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $2.6 million, $2.1 million, and $2.0 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services in connection with the audit or review of our financial statements for the fiscal years ended December 31, 2019, 2018, and 2017 that were not included in the audit fees listed above.

Tax Fees

KPMG did not perform any tax related services for the years ended December 31, 2019, 2018, and 2017, except for certain tax related services in the amounts of $16.7 thousand and $17.5 thousand for the years ended December 31, 2019 and 2018, respectively, for the preparation of calculations under Internal Revenue Code Section 280G, Golden Parachute Payments, in connection with Mr. Garberding’s departure from his position as President and Chief Executive Officer in August 2019 and Mr. Hummel’s departure from his position as Executive Vice President / Business Unit President in August 2018.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” and “Tax Fees” for the fiscal years ended December 31, 2019, 2018, and 2017.

Audit Committee Approval of Audit and Non-Audit Services

All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. The Chairman of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between meetings of the Audit Committee, provided that the additional services do not affect KPMG’s independence under applicable Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting. For the years ended December 31, 2019 and 2018, the Audit Committee of the Board pre-approved KPMG providing certain tax related services in the amounts of $16.7 thousand and $17.5 thousand, respectively for the preparation of calculations under Internal Revenue Code Section 280G, Golden Parachute Payments, in connection with Mr. Garberding’s departure from his position as President and Chief Executive Officer in August 2019 and Mr. Hummel’s departure from his position as Executive Vice President / Business Unit President in August 2018.

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

4.11		—
Indenture, dated as of April 9, 2019, by and between EnLink Midstream, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 4, 2019, filed with the Commission on April 9, 2019, file No. 001-36336).

4.12		—
First Supplemental Indenture, dated as of April 9, 2019, by and among EnLink Midstream, LLC, EnLink Midstream Partners, LP, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 4, 2019, filed with the Commission on April 9, 2019, file No. 001-36336).

4.13	*		Description of Securities.
10.1		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36336).
10.2	†	—
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

10.4	†	—
Form of Amended Performance Conditions for Certain Performance Unit Agreements made under the GP Plan and 2014 Plan, effective as of January 25, 2019 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K dated December 31, 2018, filed with the Commission on February 20, 2019, file No. 001-36336).

10.5		—
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

10.7		—
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

10.10	†	—
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

10.12	†	—
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

10.14		—
Amended and Restated Board Representation Agreement, dated as of January 25, 2019, by and among EnLink Midstream, LLC, EnLink Midstream Manager, LLC, GIP III Stetson I, L.P., and TPG VII Management, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 25,2019, file No. 001-36336).

10.15	†	—
Form of Performance Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.16	†	—
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

10.18	†	—
Form of Restricted Incentive Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.4 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.19	†	—
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 8, 2019, filed with the Commission March 14, 2019, file No. 001-36336).

10.20	†	—
Form of Restricted Incentive Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated March 8, 2019, filed with the Commission March 14, 2019, file No. 001-36336).

10.21	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 18, 2019, filed with the Commission on September 23, 2019, file No. 001-36336).

10.22	†	—
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
The following financial information from EnLink Midstream, LLC's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017, (iii) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2019, 2018, and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017, and (v) the notes to Consolidated Financial Statements.

104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________

*	Filed herewith.

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

ENLINK MIDSTREAM, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

February 26, 2020	By:	/s/ BARRY E. DAVIS
Barry E. Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2020
Barry E. Davis

/s/ WILLIAM J. BRILLIANT	Director	February 26, 2020
William J. Brilliant

/s/ JAMES C. CRAIN	Director	February 26, 2020
James C. Crain

/s/ LELDON E. ECHOLS	Director	February 26, 2020
Leldon E. Echols

/s/ MATTHEW C. HARRIS	Director	February 26, 2020
Matthew C. Harris

/s/ THOMAS W. HORTON	Director	February 26, 2020
Thomas W. Horton

/s/ CHRISTOPHER ORTEGA	Director	February 26, 2020
Christopher Ortega

/s/ KYLE D. VANN	Director	February 26, 2020
Kyle D. Vann

/s/ WILLIAM A. WOODBURN	Director	February 26, 2020
William A. Woodburn

/s/ ERIC D. BATCHELDER	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2020
Eric D. Batchelder