Form 10-K
period 2020-12-31
EnLink Midstream, LLC
filed 2021-02-17
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common units representing limited liability company interests held by non-affiliates of the registrant was approximately $646.9 million on June 30, 2020, based on $2.44 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

At February 11, 2021, there were 490,048,405 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
2017 EDA	Equity Distribution Agreement entered into by ENLK in August 2017 with the ENLK Sales Agents to sell up to $600.0 million in aggregate gross sales of ENLK’s common units from time to time through an “at the market” equity offering program. The 2017 EDA was terminated following the consummation of the Merger.
Adjusted gross margin	Revenue less cost of sales, exclusive of operating expenses and depreciation and amortization related to our operating segments. Adjusted gross margin is a non-GAAP financial measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
AMZ	Alerian MLP Index for Master Limited Partnerships.
AR Facility	A three-year committed accounts receivable securitization facility of up to $250 million entered into by EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity and our indirect subsidiary, with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent.
ASC	The FASB Accounting Standards Codification.
ASC 350	ASC 350, Intangibles—Goodwill and Other.
ASC 606	ASC 606, Revenue from Contracts with Customers.
ASC 815	ASC 815, Derivatives and Hedging.
ASC 842	ASC 842, Leases.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
ASU	The FASB Accounting Standards Update.
Avenger	Avenger crude oil gathering system, a crude oil gathering system in the northern Delaware Basin.
Bbls	Barrels.
Bcf	Billion cubic feet.
BLM	Bureau of Land Management.
BKV	Banpu Kalnin Ventures Corporation, an affiliate of BKV Oil and Gas Capital Partners.
Cedar Cove JV	Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
CFTC	U.S. Commodity Futures Trading Commission.
CNOW	Central Northern Oklahoma Woodford Shale.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Consolidated Credit Facility	A $1.75 billion unsecured revolving credit facility entered into by ENLC that matures on January 25, 2024, which includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility was available upon closing of the Merger and is guaranteed by ENLK.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger plant located in the Delaware Basin in Texas.
Devon	Devon Energy Corporation.
Enfield	Enfield Holdings, L.P.
ENLC	EnLink Midstream, LLC.
ENLC Class C Common Units	A class of non-economic ENLC common units issued to Enfield immediately prior to the Merger equal to the number of Series B Preferred Units held by Enfield immediately prior to the effective time of the Merger, in order to provide Enfield with certain voting rights with respect to ENLC.
ENLC Credit Facility	A $250.0 million secured revolving credit facility entered into by ENLC that would have matured on March 7, 2019, which included a $125.0 million letter of credit subfacility. The ENLC Credit Facility was terminated on January 25, 2019 in connection with the consummation of the Merger.

ENLC EDA	Equity Distribution Agreement entered into by ENLC in February 2019 with RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Jefferies LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., SunTrust Robinson Humphrey, Inc., and Wells Fargo Securities, LLC (collectively, the “ENLC Sales Agents”) to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries. Also referred to as the “Partnership.”
ENLK Credit Facility	A $1.5 billion unsecured revolving credit facility entered into by ENLK that would have matured on March 6, 2020, which included a $500.0 million letter of credit subfacility. The ENLK Credit Facility was terminated on January 25, 2019 in connection with the consummation of the Merger.
ENLK Sales Agents
UBS Securities LLC, Barclays Capital Inc., BMO Capital Markets Corp., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Jefferies LLC, Mizuho Securities USA LLC, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., and Wells Fargo Securities, LLC.

EOGP	EnLink Oklahoma Gas Processing, LP or EnLink Oklahoma Gas Processing, LP together with, when applicable, its consolidated subsidiaries. Since January 31, 2019, EOGP has been a wholly-owned subsidiary of the Operating Partnership.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK, which owns a 0.4% general partner interest in ENLK. Prior to the effective time of the Merger, the General Partner also owned all of the incentive distribution rights in ENLK.
GHG	Greenhouse gas.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
GIP Transaction	On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP.
Goldman Sachs	Goldman Sachs Group, Inc.
GP Plan	The General Partner’s Long-Term Incentive Plan.
ISDAs	International Swaps and Derivatives Association Agreements.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
MEGA system	Midland Energy Gathering Area system in Midland, Martin, and Glasscock counties, Texas.
Merger	On January 25, 2019, NOLA Merger Sub, LLC (previously a wholly-owned subsidiary of ENLC) merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Merger Agreement	The Agreement and Plan of Merger, dated as of October 21, 2018, by and among ENLK, the General Partner, ENLC, the Managing Member, and NOLA Merger Sub related to the Merger.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
NYSE	New York Stock Exchange.
OPEC+	Organization of the Petroleum Exporting Countries and its broader partners.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly-owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.

POP contracts	Percentage-of-proceeds contracts.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
Term Loan	An $850.0 million term loan entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guarantees.
Thunderbird plant	A gas processing plant in Central Oklahoma.
Tiger plant	A gas processing plant in the Delaware Basin owned by the Delaware Basin JV.
TPG	TPG Global, LLC.
VEX	The Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in South Texas, which we sold in October 2020.
White Star	White Star Petroleum, LLC.

ENLINK MIDSTREAM, LLC

PART I

Item 1. Business

General and Recent Developments

Formation

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

On July 18, 2018, GIP acquired control of us and our Managing Member. See “Item 8. Financial Statements and Supplementary Data – Note 1” for more information on the GIP Transaction.

Additional Information

For more information about our organization of business or developments prior to 2020, refer to “Item 1. Business—General” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on February 26, 2020, and available here.

The following diagram depicts our organization and ownership as of December 31, 2020:

Enfield Holdings, L.P. (Delaware)
Public Unitholders
GIP III Stetson II, L.P. (Delaware)
EnLink Midstream Manager, LLC (Delaware)
GIP III Stetson I, L.P. (Delaware)
11.0% Non-economic ENLC Class C Common Units (1)
48.2%
21.0%
Non-economic managing member
19.8%
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
100%
0.001% GP
99.999% LP
EnLink Midstream Operating, LP (Delaware)
100%
EnLink Midstream Funding, LLC (4) (Delaware)

____________________________
(1)Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. Upon the exchange of any Series B Preferred Units into ENLC common units, an equal number of the ENLC Class C Common Units will be canceled.
(2)All ENLK common units are held by ENLC. The Series B Preferred Units are entitled to vote, on a one-for-one basis (subject to certain adjustments) as a single class with ENLC, on all matters that require approval of the ENLK unitholders.
(3)Series C Preferred Units are perpetual preferred units that are not convertible into other equity interests, and therefore, are not factored into the ENLK ownership calculations for the limited partner and general partner ownership percentages presented.
(4)EnLink Midstream Funding, LLC is a bankruptcy-remote special purpose entity that entered into the AR Facility in October 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business” for additional information.

Current Market Environment

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The ongoing pandemic has reached every region of the globe and has resulted in widespread adverse impacts on the global economy, on the energy industry as a whole and on midstream companies, and on our customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas and NGLs, and a significant reduction in the market price of crude oil during the first half of 2020. As a result of the demand destruction, reduced commodity prices, and an uncertain timeline for full recovery, many oil and natural gas producers, including some of our customers, curtailed their current drilling and production activity and reduced or slowed down their plans for future drilling and production activity. As a result of these decreases in producer activity, we experienced reduced volumes gathered, processed, fractionated, and transported on our assets in some of the regions that supply our systems during the first half of 2020. Although volumes have since been restored nearly to pre-pandemic levels, capital investments by oil and natural gas producers remain at low levels.

Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. In March, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We maintain a crisis management team for health, safety and environmental matters and personnel issues and a cross-functional COVID-19 response team to address various impacts of the situation, as they develop. We also continue to follow modified business practices (including discontinuing non-essential business travel, implementing work-from-home policies during high-transmission periods, and staggered work-from-home policies for employees who can execute their work remotely in order to reduce office density, and encouraging employees to adhere to local and regional social distancing recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities. We also have promoted heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations. We continue to evaluate and adjust these preventative measures, response plans and business practices with the evolving impacts of COVID-19.

There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions and the extent and duration of changes in consumer behavior, such as the reluctance to travel, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that exist as of the date of this report will be extended or whether new measures will be imposed. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. Our systems, pipelines, and facilities have remained operational throughout the period. We have also moved quickly and decisively, and we continue to adapt and respond promptly, to implement strategies to reduce costs, increase operational efficiencies, and lower our capital spending. We reduced our capital expenditures in 2020, including both growth and maintenance capital expenditures, to $262.6 million, a 65% reduction from 2019 total capital spending. We have also reduced costs across our platform. We reduced our general and administrative and operating expenses by $142.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. We have not requested any funding under any federal or other governmental programs related to COVID-19 to support our operations, and we do not expect to utilize any such funding. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

We cannot predict the full impact that the COVID-19 pandemic or the volatility in oil and natural gas markets related to COVID-19 will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the effect of the pandemic on economic, social and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social and operating conditions resume.

For additional discussion regarding risks associated with the COVID-19 pandemic, see “Item 1A—Risk Factors—The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.”

Our Operations

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 11,900 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 290,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

We manage and report our activities primarily according to the nature of activity and geography. We have five reportable segments:

•Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in West Texas and Eastern New Mexico;

•Louisiana Segment. The Louisiana segment includes our natural gas and NGL pipelines, natural gas processing plants, natural gas and NGL storage facilities, and fractionation facilities located in Louisiana and our crude oil operations in ORV;

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

Our Business Strategies

We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in premier production basins and core demand centers, including the Permian Basin, the Louisiana Gulf Coast, Central Oklahoma, and North Texas. Our primary business objective is to provide cash flow stability while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:

•Operational Excellence and Innovation. We have created a rigorous company-wide program that we refer to as the EnLink Way centered on innovation and continuous improvement in our business. We believe this program will allow us to optimize our operations in order to enhance the profitability of current operations, capture capital-efficient commercial opportunities in a lower-activity environment, and enhance the scalability of our asset platforms for future growth.

•Financial Discipline and Flexibility. We are focused on strengthening our financial position and flexibility by generating significant cash flows, driving disciplined capital allocation, and maintaining liquidity and balance sheet strength. We believe that our financial discipline will afford us better access to the capital markets and a competitive cost of capital, and the opportunity to grow our business in a prudent manner throughout the cycles in our industry.

•Sustainability and Safety. Sustainability and safety are integrated into all aspects of our business. Approximately 90% of our current business is focused on natural gas and natural gas liquids, which we believe will continue to be important sources of clean energy for decades to come. We have published a sustainability report with key metrics showing improvements each of the last two years, and are developing sustainability goals for the next several years. To achieve those goals, we are evaluating opportunities to reduce or offset emissions in our operations using process improvements and technology, or utilizing renewable energy. With respect to safety, we are committed to operating with the highest standards in our industry. During 2020, EnLink had its best safety year on record with the lowest number of reportable incidents in our history.

•Strategic Growth. We believe our assets are positioned in some of the most economically advantageous basins in the U.S., as well as key demand centers with growing end-use customers. We expect to grow certain of our systems organically over time by meeting our customers’ midstream service needs that result from their drilling activity in our areas of operation or growth in supply needs. We are also focused on economically attractive organic expansion opportunities in our areas of operation that allow us to leverage our existing infrastructure, operating expertise, and customer relationships, as well as to increase our natural gas and NGL presence downstream.

Our Assets

Our assets consist of gathering systems, transmission pipelines, processing facilities, fractionation facilities, stabilization facilities, storage facilities, and ancillary assets. Except as stated otherwise, the following tables provide information about our assets as of and for the year ended December 31, 2020:

				Year Ended
				December 31, 2020
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (HP)	Estimated Capacity (1)	Average Throughput (2)
Gas Pipelines
Permian assets:
MEGA System gathering facilities	825	159,270	545	521,000
Delaware gathering system (3)	235	59,200	280	369,800
Permian gas assets (3)	1,060	218,470	825	890,800

Louisiana assets:
Louisiana gas gathering and transmission system	3,040	97,400	3,975	1,993,900

Oklahoma assets:
Central Oklahoma gathering system	1,830	211,490	1,180	1,087,500
Northridge gathering system	140	14,000	65	29,000
Oklahoma gas assets	1,970	225,490	1,245	1,116,500

North Texas assets:
Bridgeport rich and lean gathering systems	2,780	197,000	869	699,900
Johnson County gathering system	385	49,000	400	99,800
Silver Creek gathering system	890	45,000	217	235,500
Acacia transmission system	130	16,000	920	443,000
North Texas gas assets	4,185	307,000	2,406	1,478,200

Total Gas Pipelines	10,255	848,360	8,451	5,479,400

NGL, Crude Oil, and Condensate Pipelines
Permian assets:
Permian Crude Oil and Condensate assets	470	—	188,500	116,200

Louisiana assets:
Cajun-Sibon NGL pipeline system	760	—	185,000	178,300
Ascension NGL pipeline (4)	35	—	50,000	16,900
Ohio River Valley (5)	210	—	17,370	16,900
Louisiana NGL, Crude Oil, and Condensate assets	1,005	—	252,370	212,100

Oklahoma assets:
Central Oklahoma crude oil gathering systems	195	—	160,000	28,700

Total NGL, Crude Oil, and Condensate Pipelines	1,670	—	600,870	357,000
____________________________
(1)Estimated capacity for gas pipelines is MMcf/d. Estimated capacity for liquids and crude and condensate pipelines is Bbls/d.
(2)Average throughput for gas pipelines is MMbtu/d. Average throughput for NGL, crude, and condensate pipelines is Bbls/d.
(3)Includes gross mileage, compression, capacity, and throughput for the Delaware Basin JV, which is owned 50.1% by us. Estimated capacity on our Delaware gathering system includes only the Delaware Basin JV’s compression capacity and does not include gas compressed by third parties on our system.
(4)Includes gross mileage, capacity, and throughput for the Ascension JV, which is owned 50% by us.
(5)Estimated capacity is comprised of trucking capacity only.

		Year Ended
		December 31, 2020
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMbtu/d)
Permian assets:
MEGA system processing facilities	528	551,200
Delaware processing facilities (1)	635	347,800
Permian assets	1,163	899,000

Louisiana assets:
Louisiana gas processing facilities (2)	1,778	193,000

Oklahoma assets:
Central Oklahoma processing facilities (3)	1,245	1,028,100
Northridge processing facility	200	77,800
Oklahoma assets	1,445	1,105,900

North Texas assets:
Bridgeport processing facility	800	532,900
Silver Creek processing system (4)	280	138,100
North Texas assets	1,080	671,000

Total Processing Facilities	5,466	2,868,900
____________________________
(1)The Lobo processing facilities and the Tiger plant represent 395 MMcf/d and 240 MMcf/d, respectively, of the total processing capacity of the Permian gas processing facilities. The Tiger plant is not operating at this time.
(2)The Blue Water, Eunice, Plaquemine, and Sabine processing plants are not operational. These plants represent 193 MMcf/d, 350 MMcf/d, 225 MMcf/d, and 300 MMcf/d, respectively, of the total processing capacity of the Louisiana gas processing facilities.
(3)The Battle Ridge processing plant is not operational and represents 85 MMcf/d of the total processing capacity of the Central Oklahoma processing facilities. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. Additionally, the Thunderbird plant is not operating at this time and represents 200 MMcf/d of the total processing capacity of the Central Oklahoma processing facilities.
(4)The Azle and Goforth processing plants are not operational. These plants represent 50 MMcf/d and 30 MMcf/d, respectively, of the total processing capacity of the Silver Creek processing system.

		Year Ended
		December 31, 2020
Fractionation Facilities	Estimated NGL Fractionation Capacity (Bbls/d)	Average Throughput (Bbls/d)
Permian assets:
Mesquite terminal (1)	15,000	—

Louisiana assets:
Plaquemine fractionation facility (2)	125,000	82,500
Plaquemine processing plant	5,000	3,100
Eunice fractionation facility	70,000	62,500
Riverside fractionation facility (2)	—	32,800
Louisiana assets	200,000	180,900

North Texas assets:
Bridgeport processing facility (3)	22,000	—

Corporate assets:
GCF (4)	56,000	32,500
Total Fractionation Facilities	293,000	213,400
____________________________
(1)The Mesquite terminal fractionator is not operational.
(2)The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to the Riverside fractionation facility for further processing. The Plaquemine fractionation facility and the Riverside fractionation facility have an aggregate fractionation capacity of 125,000 Bbls/d.
(3)Our Bridgeport processing plant in North Texas also has fractionation capabilities that provide operational flexibility for the related processing plants but is not the primary fractionation facility for the NGLs produced by the processing plants. Under our current contracts, we do not earn fractionation fees for operating these facilities, so throughput volumes through these facilities are not captured on a routine basis and are not significant to our adjusted gross margins.
(4)Volumes shown reflect our 38.75% ownership in GCF. The GCF fractionation facility is currently idled.

		Year Ended
		December 31, 2020
Storage Assets	Storage Type	Estimated Storage Capacity (1)
Permian assets:
Avenger storage	Crude	0.1

Louisiana assets:
Belle Rose gas storage facility	Gas	11.9
Sorrento gas storage facility	Gas	6.4
Jefferson Island storage facility	Gas	2.5
Napoleonville NGL storage facility	NGL	6.8
ORV storage	Crude	0.7

Oklahoma assets:
Central Oklahoma storage	Crude	0.2
____________________________
(1)Estimated capacity for gas storage is Bcf and includes linefill capacity necessary to operate storage facilities. Estimated capacity for NGL and crude oil storage is MMbbls.

Permian Segment Assets. Our Permian segment assets include gas gathering systems, crude oil gathering systems and storage, gas processing facilities, and a fractionation facility, which assets are primarily in West Texas and New Mexico.

•Gas Gathering Systems. Our gas gathering systems are connected to our Permian Basin processing assets and consist of the following:

•MEGA system gathering facilities. This gathering system in the Midland Basin serves as an interconnected system of pipelines and compressors to deliver gas from wellheads in the Permian Basin to the MEGA system processing facilities.

•Delaware gas gathering system. This rich natural gas gathering system consists of gathering pipeline and compression assets in the Delaware Basin in Texas and New Mexico. These gathering systems are connected to our Lobo processing facilities and Tiger plant, which are owned by the Delaware Basin JV.

•Crude Oil Gathering Systems. Our crude oil gathering systems consist of crude oil and condensate pipelines and above ground storage, including:

•Avenger. During 2018, we constructed a new crude oil gathering system in the northern Delaware Basin called Avenger. Avenger is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico. We commenced initial operations on Avenger during the third quarter of 2018 and full-service operations during the second quarter of 2019.

•Greater Chickadee Gathering System. Greater Chickadee delivers crude oil for customers to Enterprise Product Partners L.P.’s crude oil terminal in West Texas. Greater Chickadee also includes multiple central tank batteries with pump, truck injection, and storage stations to maximize shipping and delivery options for producers.

•Gas Processing Facilities. Our Permian Basin gas processing facilities include seven gas processing plants and consist of the following:

•MEGA system processing facilities. Our MEGA system natural gas processing facilities are located in Midland, Martin, and Glasscock counties, Texas and operate as a connected system. These assets consist of the Bearkat processing facility with a capacity of 75 MMcf/d, the Deadwood processing facility with a capacity of 58 MMcf/d, the Midmar processing facilities with a capacity of 175 MMcf/d, and the Riptide processing facility with a capacity of 220 MMcf/d.

•Lobo processing facilities. Our Lobo natural gas processing facilities are located in Loving County, Texas and include Lobo I, Lobo II, and Lobo III, which account for 35 MMcf/d, 140 MMcf/d, and 220 MMcf/d of processing capacity, respectively. The Lobo processing facilities and the connected gathering system are owned by the Delaware Basin JV.

•Tiger plant. Our Tiger plant is located in Culberson County, Texas, and accounts for 240 MMcf/d of processing capacity. The Tiger plant is owned by the Delaware Basin JV. The Tiger plant was idled in 2020. We expect to operate the Tiger plant again when there is a sustained need for the additional processing volumes on our Delaware Basin processing assets.

•Fractionation Facility. The Mesquite fractionator has an approximate capacity of 15,000 Bbls/d and is located at our Midland gas processing plant complex. We have idled the Mesquite fractionator and only operate the condensate stabilizer in the Mesquite terminal, which has a capacity of 5,000 Bbls/d.

Louisiana Segment Assets. Our Louisiana segment assets consist of gas and NGL gathering and transmission pipelines, gas processing facilities, gas and NGL storage, and our ORV crude logistics assets.

•Transmission and Gathering Systems. The Louisiana gas pipeline system includes gathering and transmission systems, processing facilities, and underground gas storage.

•Gas Transmission and Gathering Systems. Our transmission system consists of a portfolio of large capacity interconnections with the Gulf Coast pipeline grid that provides customers with supply access to multiple domestic production basins for redelivery to major industrial market consumption located primarily in the Mississippi River Corridor between Baton Rouge, Louisiana and New Orleans, Louisiana. Our natural gas transmission services are supplemented by fully integrated, high deliverability salt dome storage capacity strategically located in the natural gas consumption corridor. In combination with our transmission system, our gathering systems provide a fully integrated wellhead to burner tip value chain that includes local gathering, processing, and treating services to Louisiana producers.

•Gas Processing and Storage Facilities. Our processing facilities in Louisiana include six gas processing plants, of which three are currently operational, and three storage facilities. These assets consist of the following:

•Gibson Processing Plant. The Gibson processing plant has 110 MMcf/d of processing capacity and is located in Gibson, Louisiana. The Gibson processing plant is connected to our Louisiana gathering system.

•Pelican Processing Plant. The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. The Pelican processing plant is connected with continental shelf and deepwater production and has downstream connections to the ANR Pipeline. This plant has an interconnection with the Louisiana gas pipeline system allowing us to process natural gas from this system at our Pelican processing plant when markets are favorable.

•Belle Rose Gas Storage Facility. The Belle Rose storage facility is located in Assumption Parish, Louisiana. This facility is designed for injecting pipeline quality gas into storage or withdrawing stored gas for delivery by pipeline.

•Sorrento Gas Storage Facility. The Sorrento gas storage facility is located in Assumption Parish, Louisiana. This facility is designed for injecting pipeline quality gas into storage or withdrawing stored gas for delivery by pipeline.

•Jefferson Island Storage Facility. The Jefferson Island storage facility and pipeline header system is located in Iberville and Vermilion Parishes in Louisiana. In December 2020, we acquired the Jefferson Island storage facility, which includes 2.5 Bcf of natural gas storage capacity that is connected to our extensive Louisiana natural gas system.

•Idled Processing Plants:

•Blue Water Gas Processing Plant. We operate and own a 64.29% interest in the Blue Water gas processing plant. The Blue Water gas processing plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. Our share of the plant’s capacity is approximately 193 MMcf/d. We have shut down the Blue Water gas processing plant, and we do not expect to operate it in the near future unless volumes are sufficient to run the plant.

•Eunice Processing Plant. The Eunice processing plant is located in South Central Louisiana and has a capacity of 350 MMcf/d of natural gas. We have shut down the Eunice processing plant. The plant is not expected to operate in the near future unless volumes are sufficient to run the plant.

•Plaquemine Processing Plant. The Plaquemine processing plant has 225 MMcf/d of processing capacity and is connected to the Plaquemine fractionation facility.

•Sabine Pass Processing Plant. The Sabine Pass processing plant is located east of the Sabine River in Johnson's Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. We have shut down the Sabine Pass processing plant and do not anticipate reopening the plant based on current market conditions.

•NGL and Crude Oil Pipeline Systems. Our NGL and crude oil pipeline systems consist of NGL pipelines, crude oil and condensate pipelines, underground NGL storage, and our ORV crude logistics assets.

•Cajun-Sibon Pipeline System. The Cajun-Sibon pipeline system transports unfractionated NGLs from areas such as the Liberty, Texas interconnects near Mont Belvieu, Texas, and, from time to time, our Gibson and Pelican processing plants in South Louisiana to either the Plaquemine or Eunice fractionators or to third-party fractionators when necessary.

•Ascension Pipeline. The Ascension JV is an NGL pipeline that connects our Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery and is owned 50% by Marathon Petroleum Corporation.

•Ohio River Valley. Our ORV operations are an integrated network of assets comprised of a 5,000-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot crude oil and condensate rail loading terminal on the Ohio Central Railroad network, crude oil and condensate pipelines in Ohio and West Virginia, above ground crude oil storage, a trucking fleet comprised of both semi and straight trucks, trailers for hauling NGL volumes, and seven existing brine disposal wells. Additionally, our ORV operations include eight condensate stabilization and natural gas compression stations that are supported by long-term, fee-based contracts with multiple producers.

•Napoleonville Storage Facility. The Napoleonville NGL storage facility is connected to the Riverside facility and is comprised of two existing caverns. The caverns currently provide butane storage.

•Fractionation Facilities. There are four fractionation facilities located in Louisiana that are connected to our processing facilities and to Mont Belvieu, Texas and other hubs through our Cajun-Sibon pipeline system.

•Plaquemine Fractionation Facility. The Plaquemine fractionator is located at our Plaquemine gas processing plant complex and is connected to our Cajun-Sibon pipeline. The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to our Riverside facility for further processing. The Plaquemine fractionator, collectively with the Riverside Fractionation Facility, has an approximate capacity of 125,000 Bbls/d of raw-make NGL products.

•Plaquemine Gas Processing Plant. In addition to the Plaquemine fractionation facility, the adjacent Plaquemine gas processing plant also has an on-site fractionator.

•Eunice Fractionation Facility. The Eunice fractionation facility is located in South Central Louisiana. Liquids are delivered to the Eunice fractionation facility by the Cajun-Sibon pipeline system. The Eunice fractionation facility fractionates butane and heavier products from our Riverside facility and is directly connected to NGL markets and to a third-party storage facility.

•Riverside Fractionation Facility. The Riverside fractionator and loading facility are located on the Mississippi River upriver from Geismar, Louisiana. Liquids are delivered to the Riverside fractionator by pipeline from the Pelican processing plants or by third-party truck and rail assets. The loading/unloading facility has the capacity to transload 15,000 Bbls/d of crude oil and condensate from rail cars to barges.

Oklahoma Segment Assets. Our Oklahoma segment assets consist of gas processing facilities, gas gathering systems, and crude oil gathering systems and storage in Southern and Central Oklahoma.

•Gas Gathering Systems. Our Oklahoma gas gathering systems consist of the following:

•Central Oklahoma gathering system. The Central Oklahoma gathering system serves the STACK and CNOW plays.

•Northridge gathering system. Our Northridge gathering system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma.

•Gas Processing Facilities. Our gas processing facilities consist of the following:

•Central Oklahoma processing facilities. The Central Oklahoma processing facilities include the Thunderbird plant, the Chisholm plants, the Battle Ridge plant, and the Cana plant (collectively, the “Central Oklahoma processing system”), which account for 200 MMcf/d, 560 MMcf/d, 85 MMcf/d, and 400 MMcf/d of processing capacity, respectively.

•The Thunderbird plant is not operating at this time.

•The unprocessed NGLs from the Chisholm plants are transported by ONEOK, Inc. (“ONEOK”) to NGL transmission lines, which then transport the NGLs to our fractionators in Louisiana.

•The processing facility at the Battle Ridge plant was idled due to decreased volumes. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. We expect to complete the relocation in the second half of 2021.

•The residue natural gas from the Cana plant is delivered to Enable Midstream Partners, LP and an affiliate of ONEOK. Devon is the primary customer of the Cana plant. We have extended our fixed-fee processing agreement with Devon, which was effective after the GIP Transaction, and currently have approximately eight years remaining on a fixed-fee gathering and processing agreement with us pursuant to which we provide processing services for natural gas delivered by Devon to the Cana plant.

•Northridge processing facility. Our Northridge processing plant is located in Hughes County in the Arkoma-Woodford Shale in Southeastern Oklahoma. The residue natural gas from the Northridge processing facility is delivered to CenterPoint Energy, Inc., Enable Midstream Partners, LP, and MPLX LP.

•Crude Oil Gathering Systems. Our Oklahoma crude and condensate assets have crude oil and condensate pipelines and above ground storage in Central Oklahoma. These assets consist of the following:

•Central Oklahoma Crude Oil Gathering Systems. Our Central Oklahoma crude oil gathering systems include Black Coyote and Redbud. Black Coyote operates in the core of the STACK play in Central Oklahoma and was built primarily to service acreage dedicated from Devon, which is the anchor customer on the system. Redbud also operates in the core of the STACK play and is supported by a contract with Marathon Oil Company.

North Texas Segment Assets. Our North Texas segment assets include gas gathering systems, a gas transmission system, gas processing facilities, and a fractionation facility in the Barnett Shale.

•Gas Gathering Systems. Our gas gathering systems are connected to our processing assets and consist of the following:

•Bridgeport rich gas gathering system. A substantial majority of the natural gas gathered on the Bridgeport rich gas gathering system is delivered to the Bridgeport processing facility. Devon was the largest customer on the Bridgeport rich gas gathering system contributing substantially all of the natural gas gathered for the year ended December 31, 2020. In October 2020, Devon sold its Barnett Shale assets to BKV. As a result of this sale, we have a fixed-fee gathering agreement with BKV and currently have approximately eight years remaining on a fixed-fee gathering agreement pursuant to which we provide gathering services on the Bridgeport system.

•Bridgeport lean gas gathering system. Natural gas gathered on the Bridgeport lean gas gathering system was primarily attributable to Devon for the year ended December 31, 2020 and was delivered to the Acacia transmission system and to intrastate pipelines without processing. As described above, we are party to a fixed-fee gathering and processing agreement with BKV that covers gathering services on the Bridgeport system.

•Johnson County gathering system. Natural gas gathered on this system is primarily attributable to one customer with whom we have a fixed-fee processing agreement that currently has approximately three years remaining.

•Silver Creek gathering system. Our Silver Creek gathering system is located primarily in Hood, Parker, and Johnson counties, Texas, and connects to the Silver Creek processing system.

•Gas Transmission System. The Acacia transmission system is a pipeline that connects production from the Barnett Shale to markets in North Texas accessed by Atmos Energy, Brazos Electric, Enbridge Inc, Energy Transfer Partners, Enterprise Product Partners, and GDF Suez. Devon, who sold their Barnett Shale assets to BKV in October 2020, was the largest customer on the Acacia pipeline for the year ended December 31, 2020. We currently have approximately three years remaining on a fixed-fee transportation agreement with BKV that covers transmission services and includes annual rate escalators.

•Gas Processing Facilities. Our gas processing facilities in North Texas include four gas processing plants and consist of the following:

•Bridgeport processing facility. Our Bridgeport natural gas processing facility, located in Wise County, Texas, is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants. Devon, who sold their Barnett Shale assets to BKV in October 2020, was the Bridgeport facility’s largest customer in 2020, providing substantially all of the natural gas processed for the year ended December 31, 2020. As described above, we are party to a fixed-fee processing agreement with BKV and currently have approximately eight years remaining on our agreement with BKV pursuant to which we provide processing services for natural gas delivered to the Bridgeport processing facility.

•Silver Creek processing system. Our Silver Creek processing system, located in Weatherford, Azle, and Fort Worth, Texas, includes three processing plants: the Azle plant, the Silver Creek plant, and the Goforth plant, which account for 50 MMcf/d, 200 MMcf/d, and 30 MMcf/d of processing capacity, respectively. During 2018, we idled the Azle and Goforth plants due to decreased volumes, and these plants remain non-operational. Currently, the processing capacity at the Silver Creek plant is sufficient to process all gas on the Silver Creek processing system.

•Fractionation Facility. Our Bridgeport processing plant in North Texas also has fractionation capabilities that provide operational flexibility for the related processing plants but is not the primary fractionation facility for the NGLs produced by the processing plants. Under our current contracts, we do not earn fractionation fees for operating this facility, so throughput volumes through this facility are not captured on a routine basis and are not significant to our adjusted gross margin.

Corporate Segment Assets. Our Corporate segment assets primarily consist of our 38.75% ownership interest in GCF and 30% ownership interest in the Cedar Cove JV.

•GCF. We own a 38.75% interest in GCF, with the remaining interests owned 22.5% by Phillips 66, and 38.75% by Targa Resources Partners, LP. GCF owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. Phillips 66 is the operator of the fractionator. GCF receives raw mix NGLs from customers, fractionates the raw mix, and redelivers the finished products to customers for a fee. Beginning in January 2021, the GCF assets have been temporarily idled to reduce operating expenses. We expect these assets to resume operations when there is a sustained need for additional fractionation capacity in Mont Belvieu.

•Cedar Cove JV. We own a 30% interest in the Cedar Cove JV, which operates gathering and compression assets in Blaine County, Oklahoma that tie into our existing Oklahoma assets. Kinder Morgan, Inc. owns a 70% interest in, and is the operator of, the Cedar Cove JV. All gas gathered by the Cedar Cove JV is processed by our Central Oklahoma processing facilities.

Organic Growth
War Horse Processing Plant. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. This relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 80 MMcf/d. We expect to complete the relocation in the second half of 2021.

Riptide Processing Plant. The Riptide processing plant is a gas processing plant located in the Midland Basin. In March 2020, we completed an expansion to the Riptide processing plant, which increased the processing capacity by 55 MMcf/d. As of December 31, 2020, the total operational processing capacity of the Riptide processing plant was 220 MMcf/d.

Tiger Plant. The Tiger plant is a gas processing plant located in the Delaware Basin. This processing plant is owned by the Delaware Basin JV. In August 2020, we completed the construction of the Tiger plant, which expanded our Delaware Basin processing capacity by an additional 240 MMcf/d, to handle expected future processing volume growth. The Tiger plant is not operating at this time.

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

Competition

The business of providing gathering, transmission, processing, and marketing services for natural gas, NGLs, crude oil, and condensate is highly competitive. We face strong competition in obtaining natural gas, NGLs, crude oil, and condensate supplies and in the marketing, transportation, and processing of natural gas, NGLs, crude oil, and condensate. Our competitors include major integrated and independent exploration and production companies, natural gas producers, interstate and intrastate pipelines, other natural gas, NGLs, and crude oil and condensate gatherers, and natural gas processors. Competition for natural gas and crude oil and condensate supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency, and reliability of the gatherer, and the pricing arrangements offered by the gatherer. For areas where acreage is not dedicated to us, we compete with similar enterprises in providing additional gathering and processing services in its respective areas of operation. Many of our competitors may offer more services or have greater financial resources and access to larger natural gas, NGLs, crude oil, and condensate supplies than we do. Our competition varies in different geographic areas.

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

Credit Risk and Significant Customers

We are subject to risk of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. We diligently attempt to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of crude oil, condensate, NGLs, and natural gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to our overall profitability. A substantial portion of our throughput volumes come from customers that have investment-grade ratings. However, lower commodity prices in future periods and the ongoing effects of the COVID-19 pandemic on our industry and our customers may result in a reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us. Some of our customers have filed for bankruptcy protection, and their debts and payments to us are subject to laws governing bankruptcy.

The following customers individually represented greater than 10% of our consolidated revenues. These customers represent a significant percentage of revenues, and the loss of the customer would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues.

	Year Ended December 31,
	2020	2019	2018
Devon	14.4%	10.5%	10.4%
Dow Hydrocarbons and Resources LLC	13.2%	10.0%	11.1%
Marathon Petroleum Corporation	12.2%	13.8%	11.5%

Regulation

Natural Gas Pipeline Regulation. We own an interstate natural gas pipeline that is subject to regulation as a natural gas company by FERC under the Natural Gas Act (“NGA”). FERC regulates the rates and terms and conditions of service on interstate natural gas pipelines, as well as the certification, construction, modification, expansion, and abandonment of facilities.
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

Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA. We own a number of natural gas pipelines that we believe meet the traditional tests FERC has used to establish that a pipeline is a gathering pipeline and therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services is a fact-intensive analysis, however, so the classification and regulation of our gathering facilities are subject to change. Application of FERC jurisdiction to our gathering facilities could increase our operating costs, decrease our rates, and adversely affect our business. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory requirements and complaint-based rate regulation.

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

Additionally, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In December 2020, the President of the United States signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (the “PIPES Act”), which reauthorizes PHMSA’s oil and gas pipeline programs through 2023 and imposes additional mandates on the agency. For example, the law requires, among other things, rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. Additionally, PHMSA’s maximum civil penalties were increased in January 2021.

On January 23, 2017, PHMSA issued a final rule amending its pipeline safety regulations to address requirements of the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 and to update and clarify certain regulatory requirements regarding notifications of accidents and incidents. The final rule also added provisions for cost recovery for design reviews of certain new projects, provides for renewal of existing special permits, and incorporates certain standards for in-line inspections and stress corrosion cracking assessments. On January 11, 2021, PHMSA issued another final rule amending its pipeline safety regulations to ease regulatory burdens on the construction, operation, and maintenance of gas transmission, distribution, and gathering pipeline systems. The amendments also modified the monetary threshold for reporting to PHMSA incidents that result in property damage from $50,000 to $122,000.

In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. The associated notice of proposed rulemaking, issued October 14, 2020, proposes an integrity management alternative for managing class location changes in areas that increase in population density from Class 1 to Class 3 locations.

In October 2019, PHMSA issued three new final rules. One rule, effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, effective in July 2020, impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years.

On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands, including offshore pipeline leases, for 60 days. If our customers are unable to secure permits, sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. We are still evaluating the effects of the recent order on our operations and our customers’ operations, but our inability and our customers’ inability to secure required permits could adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.

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

Environmental Matters

Recent Developments. On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration has also issued other orders that could ultimately affect our business, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers.

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

In October 2015, the EPA promulgated a new NAAQS for ozone of 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards, down from the 75 ppb standards of the 2008 ozone NAAQS. On June 4, 2018, EPA designated the DFW area, including Wise County, as a marginal nonattainment area under this standard. EPA published a final rule to implement the 2015 ozone NAAQS on December 6, 2018. The area’s marginal classification does not require the additional control measures to be implemented. However, should the area fail to attain this standard by its marginal attainment date of August 2021, it risks reclassification to moderate, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Furthermore, the area remains subject to the requirements associated with its serious classification under the 2008 standard notwithstanding its marginal classification under the 2015 standard. The 2015 standards were challenged before the U.S. Court of Appeals for the D.C. Circuit. On August 23, 2019, the D.C. Circuit upheld the EPA’s primary ozone standard and remanded the secondary standard to EPA for reconsideration. The implementation of these standards could result in stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment.

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

In partial response to the issues raised regarding the 2012 rulemaking, the EPA finalized new rules that took effect August 2, 2016 to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector under the NSPS. In September 2020, the EPA published two additional final rules that removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. EPA’s September 2020 rules are being challenged in the U.S. Circuit Court for the D.C. Circuit. In addition, on January 21, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing EPA to consider publishing for notice and comment, by September 2021, a proposed rule suspending, revising, or rescinding the 2020 NSPS for the oil and natural gas sector.

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

Other federal agencies have also taken steps to impose new or more stringent regulations on the oil and gas sector in order to further reduce methane emissions. For example, the BLM adopted new rules, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while the effective date of others was delayed until 2019 pending reconsideration. In September 2018, BLM published a final rule that rescinded several requirements of the 2016 methane rules. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains possible. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain.

Climate Change. In December 2009, the EPA determined that emissions of certain gases, commonly referred to as “greenhouse gases,” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act that require Prevention of Significant Deterioration (“PSD”) pre-construction permits and Title V operating permits for greenhouse gas emissions from certain large stationary sources. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their greenhouse gas emissions established by the states or, in some cases, by the EPA on a case by case basis. The EPA has also adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. In addition, on January 21, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies.

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative, and judicial developments are likely to occur. Such developments in greenhouse gas initiatives may affect us and other companies operating in the oil and gas industry. In addition to these developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against greenhouse gas emissions sources, which may increase our litigation risk for such claims. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States will formally re-join the Paris Agreement on February 19, 2021. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, we cannot predict the financial impact of related developments on us.

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

Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. In June 2015, the EPA and the U.S. Army Corps of Engineers (“USACE”) finalized a rule intended to clarify the meaning of the term “waters of the United States,” (“WOTUS”) which establishes the scope of regulated waters under the Clean Water Act. The rule has been challenged and was stayed by federal courts. If upheld, the rule is expected to expand federal jurisdiction under the Clean Water Act. On February 6, 2018, EPA and USACE published a final rule to postpone the effectiveness of the WOTUS rule until February 6, 2020. The February 2018 delay rule is subject to pending judicial challenges in multiple federal district courts. In October 2019, EPA and USACE issued a final rule that repealed the 2015 WOTUS definition and reinstated the agencies’ narrower pre-2015 scope of federal CWA jurisdiction. In April 2020, EPA and USACE issued a new final WOTUS definition that continues to provide a narrower scope of federal CWA jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal CWA jurisdiction. Judicial challenges to EPA’s October 2019 and April 2020 final rules to repeal the 2015 WOTUS definition are currently before multiple federal district courts. Additionally, the rules are among agency actions listed for review in accordance with President Biden’s January 20, 2021 Executive Order: “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.” If the rules are vacated and the expanded scope of jurisdiction in the 2015 rule is ultimately implemented, or to the extent that any future rules expand the scope of the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. Regulations promulgated pursuant to the Clean Water Act require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed by our permits and that continued compliance with such existing permit conditions will not have a material effect on our financial condition, results of operations, or cash flows.

We operate brine disposal wells that are regulated as Class II wells under the SDWA. The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting, and closure requirements. Our brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the SDWA, such as the Ohio Department of Natural Resources (“ODNR”) rules that took effect October 1, 2012. These rules set more stringent standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state-of-the-art technology. The ODNR also imposes requirements on the transportation and disposal of brine. Compliance with current and future laws and regulations regarding our brine disposal wells may impose substantial costs and restrictions on our brine disposal operations, as well as adversely affect demand for our brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity. However, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, TRRC rules allow the TRRC to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. In the state of Ohio, the ODNR requires a seismic study prior to the authorization of any new disposal well. In addition, the ODNR has instituted a continuous monitoring network of seismographs and is able to curtail injected volumes regionally based upon seismic activity detected. The Oklahoma Corporation Commission (“OCC”) has also taken steps to focus on induced seismicity, including increasing the frequency of required recordkeeping for wells that dispose into certain formations and considering seismic information in permitting decisions. For instance, on August 3, 2015, the OCC adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes, the implementation of which has involved reductions of injection or shut-ins of disposal wells. The OCC also released well completion seismicity guidelines in December 2016 for operators in the STACK play that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity. To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs, and restrictions on our brine disposal operations. Such regulations could also affect our customers’ injection well operations and, therefore, impact our gathering business.

It is common for our customers or suppliers to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by oil and gas producers. Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative, and regulatory efforts at the federal level and in some states and localities have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations of our customers and suppliers. There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, concluding that there is scientific evidence that hydraulic fracturing activities potentially can impact drinking water resources in the United States under some circumstances. This study or similar studies could spur initiatives to further regulate hydraulic fracturing. In June 2016, the EPA finalized rules prohibiting discharges of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Also, effective June 24, 2015, BLM adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and American Indian lands. A federal district court invalidated these BLM rules in June 2016, but they were reinstated on appeal by the U.S. Court of Appeals for the Tenth Circuit in September 2017. In December 2017, BLM published a final rule rescinding the 2015 BLM rules. The final rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. On March 27, 2020, the District Court upheld the BLM’s rescission of the 2015 rules. This decision is pending appeal in the U.S. Court of Appeals for the Ninth Circuit. Reinstatement of the 2015 BLM rules, or the adoption of additional regulatory burdens in the future, whether federal, state, or local, could increase the cost of or restrict the ability of our customers or suppliers to perform hydraulic fracturing. As a result, any increased federal, state, or local regulation could reduce the volumes of natural gas that our customers move through our gathering systems which would materially adversely affect our financial condition, results of operations or cash flows.

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

Office Facilities

We lease approximately 157,600 square feet of space at our executive offices in Dallas, Texas under a lease expiring in February 2030. We also lease office space of approximately 56,000 square feet in Midland, Texas, and 47,500 square feet in Houston, Texas under long-term leases, and various other locations to support our operations.

Human Capital

As of December 31, 2020, we (through our subsidiaries) employed 1,069 full-time employees. Of these employees, 231 were general and administrative, engineering, accounting, and commercial personnel, and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We are committed to providing a working environment that empowers our employees, allows them to execute at their highest potential, keeps them safe, and promotes their professional growth.

The safety of our employees is a key management priority. We maintain strict safety protocols and require quarterly safety training for all field employees and annual safety training for corporate employees. During 2020, EnLink had its best safety year on record with the lowest number of reportable incidents in our history. We require annual safety training by every employee. Additional hours of safety training are required for field personnel.

We also see value in having a diverse and inclusive environment. At December 31, 2020, women represented approximately 39% of the positions at our corporate offices in Dallas and Houston and held approximately 36% of all manager and above positions in those offices. At the same date, minorities represented approximately 27% of the manager and above positions at our corporate offices in Dallas and Houston and held approximately 19% of all manager and above positions company-wide. Additionally, women and minorities each constituted 14% of all officers company-wide. We also require yearly anti-harassment and discrimination training for all employees.

For more information on our employee initiatives, see the “Our People” section of our current Sustainability Report (located on our website at enlink.com) regarding our Human Capital programs and initiatives. In addition, see “General and Recent Developments—Current Market Environment” for more information regarding our actions to prioritize the health and safety of our employees with respect to the COVID-19 pandemic.

Sustainability

We are committed to sustainable business practices, including safe, responsible and ethical operations, respect for the environment, a focus on customers, and support for our team of employees. We maximize safe operations of our assets by focusing on mitigating risk, routinely increasing knowledge and skills of our employees, improving our processes, and measuring our performance. We link short-term incentive compensation for our employees to our safety standards and performance in order to promote a safety-centric culture. We are also committed to environmental stewardship by operating our assets and constructing new facilities in order to minimize our footprint and environmental impact, control pollution and conserve resources. We focus on serving our customers safely and reliability and providing the highest level of service through innovation and continuous improvement processes in our business. We support our employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

We formed an executive sponsored, cross-functional committee, comprised of leaders from various departments of our company, to put into action our commitment to sustainable business practices. In addition, we publish an annual sustainability report, which provides both accountability to us regarding sustainable business practices as well as transparency to our stakeholders regarding our commitment to, and progress toward, becoming a more sustainable company.

Environmental Responsibility

We strive for safe operations that minimize our environmental impact. We demonstrate that commitment by complying with applicable environmental laws, focusing on prevention of spills and emissions of unpermitted substances into the atmosphere, reducing our impact on land, waterways, and wildlife habitats, and managing our resource consumption to minimize waste. We have also adopted technologies that support the continuous improvement of our operations to minimize their environmental impact.

We work to operate our assets in a way that maximizes their usefulness, reliability, and safe operations, including through the use of smart tool runs, pressure testing, cathodic protection and robust corrosion management, and routine tests of our assets. We utilize the latest technology to monitor and operate our pipeline systems, such as leak detection monitoring software and vibration monitoring of our compressor stations, which accelerates response time to potential incidents and increases our reliability. We also hold numerous safety trainings for our employees each month and require employees to attend based on their job position.

We attempt to minimize our environmental impact through our operations. Many of our facilities are self-powered, generating energy from the hydrocarbons being processed and reducing the need for public grid connection. We also employ processes that allow us to repurpose exhaust heat, a byproduct of operations, for warming purposes required elsewhere in our process. We utilize solar capabilities to power our methanol pumps, meter stations, and line operating data gathering stations, reducing our need for additional power. We maintain a robust leak detection and repair program and have implemented infrared optical gas image surveys at most of our facilities. To improve emissions performance and operational efficiency, we replaced flares with thermal oxidizers at many of our plants, and we installed vapor recovery units and exhaust catalysts and rerouted compressor blowdown gas back into our system at many of our compressor stations.

We also reuse our resources to limit our waste production. We focus on repurposing and refurnishing idle materials and equipment to be used in new ways at other facilities, including meters, filter separators, compressors, treaters, scrubbers, dehydration systems, amine systems, process vessels, cylinders, valves, pipe, tanks, and pig traps.

We seek to minimize impacts from the construction of our facilities and other operations as well. We first identify site options during the project planning phase to avoid wetlands, habitats, and other environmentally sensitive areas, when possible. Once operational, we partner closely with regulatory agencies to ensure we are compliant with environmental regulations. We also generally restore land to preconstruction conditions, often beyond the footprint that we utilize.

Social Responsibility

We provide our employees with a rewarding work environment, providing a platform for personal and professional development. We focus on providing a working environment that empowers, and invests in, our employees. We often participate in community events throughout our area of operations each year, and we encourage our employees to participate in at least one community service project each year.

We provide competitive pay packages that support the financial security of our employees and help attract and retain top talent. Our pay packages, comprised of base salary, short-term incentive bonuses tied to company performance, comprehensive employee benefits, and paid leave, align the incentives of our employees to those of our company. We also have a wellness initiative that encourages employees and their spouses to receive an annual wellness checkup.

Governance

The Board of Directors of the Managing Member (the “Board”) includes directors with extensive energy, finance, sustainability, and public company governance experience. The compensation of our executives is determined and approved by the Governance and Compensation Committee (the “Compensation Committee”) of the Board, which Compensation Committee includes independent directors. The determination of executive compensation includes an analysis of the evolving demands of the industry, assessment of individual contributions to the business strategy, and an in-depth comparison of the compensation practices of a defined peer company group. We foster a strong culture of ownership among our executives and align the interests of our leaders with those of our stakeholders by tying the performance of the company to the short-term and long-term compensation of our executives.

We require our employees to complete annual training courses related to our corporate policies, including our Code of Business Conduct and Ethics, which outlines our requirements to maintain a work culture based on integrity, ethics, and safe and fair business dealings. We also identify and prioritize the risks associated with our business each quarter through our enterprise risk management program, conducted by leaders throughout our business. We identify top risks to our business and regularly review them with the Board, including through biannual meetings held with the Board and the Audit Committee of the Board.

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

Risk Factor Summary

The following is a summary of risk factors that could adversely impact our financial condition, results of operations, or cash flows:

Risks Inherent in an Investment in ENLC

Risks Inherent to an Investment in ENLC include the following risks:

•GIP owns approximately 45.8% of our outstanding common units as of February 11, 2021 and controls the Managing Member, and therefore, GIP could favor GIP’s own interests to the detriment of our unitholders in any conflict of interest;
•GIP may compete with us and is not required to offer us the opportunity to acquire additional assets or businesses;
•costs reimbursements due to the Managing Member and its affiliates will be determined by the Managing Member and could be substantial;
•our operating agreement replaces fiduciary duties otherwise owed to our unitholders with limited contractual standards;
•our operating agreement restricts remedies available to our unitholders for actions of the Managing Member, and unitholders cannot remove the Managing Member without its consent without a vote of the holders of at least 66 2/3% of all outstanding ENLC common units;
•unitholders have limited voting rights and are not entitled to elect the Managing Member or its directors;
•a default under GIP’s credit facility could result in a change in control and a default under some of our debt agreements;
•our operating agreement restricts the voting rights of unitholders owning more than 20% of our units;
•control of the Managing Member may be transferred to a third party without unitholder consent;
•we may issue additional units, including senior units, without the approval of holders of common units;
•the holders of Series B Preferred Units have certain rights related to our business and management and the preferred units may be exchanged for our common units, diluting common unitholders;
•GIP may sell common units, which could adversely impact the trading price of common units;
•our Managing Member has a call right that may require unitholders to sell their common units at an undesirable time or price;
•unitholders may have liability to repay distributions that were wrongfully distributed to them;
•the price of our common units may fluctuate significantly; and
•we are a “controlled company” under NYSE rules and rely on exemptions from certain listing requirements.

Financial and Indebtedness Risks

Financial and Indebtedness Risks include the following risks:

•our cash flow consists almost exclusively of cash flows from ENLK, and we may not have sufficient cash available to pay distributions to unitholders each quarter;
•our debt agreements may restrict our current and future operations;
•our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities;

•changes in the availability and cost of capital, as a result of a change in our credit rating, could increase our financing costs and reduce our cash available for distribution;
•impairments to goodwill, long-lived assets and equity method investments could reduce our earnings;
•exposure to credit risk of our customers and counterparties could have an adverse effect on our financial condition;
•interest rate increases could adversely impact the price of ENLC’s common units, our ability to issue equity or incur indebtedness, and our ability to make cash distributions;
•we may not realize our deferred tax assets;
•entity level corporate income taxes will reduce cash available for distributions to common unitholders; and
•changes in determining LIBOR under our debt agreements may adversely impact interest expense.

Business and Industry Risks

Business and Industry Risks include the following risks:

•the ongoing coronavirus (COVID-19) pandemic continues to adversely affect our business, financial condition, and results of operation;
•our dependency on Devon for a substantial portion of the natural gas that we gather, process, and transport could result in a decline in our operating results and cash available for distribution, and developments that materially and adversely affect Devon could adversely affect us;
•our inability to retain existing customers or acquire new customers would reduce our revenues and limit our future profitability;
•decreases in the volumes that we gather, process, fractionate, or transport would adversely affect our financial condition, results of operations, or cash flows;
•volumes we service in the future could be less than we anticipate as a result of uncertainty regarding hydrocarbon reserves, which could have a material adverse effect on our financial condition, results of operations, or cash flows;
•any inability to balance our purchases and sales under our sale and purchase arrangements would increase our exposure to commodity price risks and could cause volatility in our operating income;
•adverse developments in the midstream business would adversely affect our financial condition and results of operations and reduce our ability to make distributions;
•competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control could each adversely affect our financial condition, results of operation, or cash flows;
•reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets could materially adversely affect our financial condition, results of operations, or cash flows;
•increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices may impose additional costs on us or expose us to new or additional risks;
•future growth may be limited if we are unable to make acquisitions on economically acceptable terms and integrate assets into our asset base effectively;
•disruption of our assets due to costs to acquire rights-of-way or leases could cause us to cease operations on the affected land, increase costs related to continuing operations elsewhere, and reduce our revenue;
•occurrence of a significant accident or other event not fully insured could adversely affect our operations and financial condition;
•risks to conduct of certain operations through joint ventures could have a material adverse effect on the success of these operations, our financial position, results of operations, or cash flows;
•unavailability of third-party pipelines or midstream facilities interconnected to our assets could adversely affect our adjusted gross margin and cash flow;
•vulnerability to weather-related risks, particularly for our South Louisiana and Texas Gulf Coast assets could adversely impact our financial condition, results of operations, or cash flows;
•loss of key members of management or the failure to retain an appropriately qualified workforce could disrupt our business operations or have a material adverse effect on our business and results of operations;
•fluctuations in commodity prices and interest rates could result in financial losses or reduce our income; and
•terrorist or cyberattack or a failure of our computer systems may adversely affect our ability to operate our business.

Environmental, Legal Compliance, and Regulatory Risks

Environmental, Legal Compliance, and Regulatory Risks include the following risks:

•increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers could adversely impact our revenues and results of operation;
•climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGL services we provide;
•our ability to receive or renew required permits and other approvals from governmental authorities or other third parties could impact our operations;
•federal and state rate and service regulation on our natural gas or liquids pipelines could limit our revenues;
•compliance with pipeline safety regulations could increase our operating costs;
•compliance with existing or new environmental laws and regulations could increase our operating costs;
•recent rules under the Clean Air Act could increase our capital expenditures and operating costs and reduce demand for our services;
•restrictions on our operations imposed by the ESA and MBTA could have an adverse impact on our operations;
•derivatives legislation adversely affecting our ability to hedge risk could have a material adverse effect on us, our financial conditions, and our results of operation; and
•compliance with privacy and data protection laws could increase our operating costs.

Risks Inherent in an Investment in ENLC

GIP owns approximately 45.8% of ENLC’s outstanding common units as of February 11, 2021 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including GIP, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

GIP owns and controls the Managing Member and appoints all of the directors of the Managing Member. Some of the directors of the Managing Member, including directors with a majority of the voting power of the board of directors of the Managing Member, are also directors or officers of GIP. Although the Managing Member has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, the directors and officers of the Managing Member also have a duty to manage the Managing Member in a manner that is in the best interests of GIP, in its capacity as the sole member of the Managing Member. Conflicts of interest may arise between GIP and its affiliates, including the Managing Member, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the Managing Member may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•neither our operating agreement nor any other agreement requires GIP to pursue a business strategy that favors us or to enter into any commercial or business arrangement with us. GIP’s directors and officers have a fiduciary duty to make decisions in the best interests of the owners of GIP, which may be contrary to our interests;

•GIP may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•the Managing Member determines the amount and timing of asset purchases and sales, borrowings, issuance of additional membership interests and reserves, each of which can affect the amount of cash that is available to be distributed to unitholders;

•the Managing Member determines which costs incurred by it are reimbursable by us;

•the Managing Member is allowed to take into account the interests of parties other than us in exercising certain rights under our operating agreement;

•our operating agreement limits the liability of, and eliminates and replaces the fiduciary duties that would otherwise be owed by, the Managing Member and also restricts the remedies available to our unitholders for actions that, without the provisions of the operating agreement, might constitute breaches of fiduciary duty;

•any future contracts between us, on the one hand, and affiliates of GIP, on the other, may not be the result of arm’s-length negotiations;

•except in limited circumstances, the Managing Member has the power and authority to conduct our business without unitholder approval;

•the Managing Member may exercise its right to call and purchase all of ENLC’s outstanding common units not owned by it and its affiliates if it and its affiliates own more than 90% of ENLC’s outstanding common units;

•the Managing Member controls the enforcement of obligations owed to us by the Managing Member and its affiliates, including commercial agreements; and

•the Managing Member decides whether to retain separate counsel, accountants, or others to perform services for us.

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

Our operating agreement contains provisions that eliminate and replace the fiduciary standards that the Managing Member would otherwise be held to by state fiduciary duty law. For example, our operating agreement permits the Managing Member to make a number of decisions, in its individual capacity, as opposed to in its capacity as the Managing Member, or otherwise, free of fiduciary duties to us and our unitholders. This entitles the Managing Member to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our members. Examples of decisions that the Managing Member may make in its individual capacity include:

•how to allocate business opportunities among us and its other affiliates;

•whether to exercise its call right;

•how to exercise its voting rights with respect to any membership interests it owns;

•whether or not to consent to any merger or consolidation of us or any amendment to our operating agreement; and

•whether or not to seek the approval of the conflicts committee of the board of directors of the Managing Member, or the unitholders, or neither, of any conflicted transaction.

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

Our operating agreement contains provisions that restrict the remedies available to holders of ENLC common units for actions taken by the Managing Member that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our operating agreement provides that:

•whenever the Managing Member makes a determination or takes, or declines to take, any other action in its capacity as the Managing Member, the Managing Member is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any other or different standard imposed by Delaware law, or any other law, rule, or regulation, or at equity;

•the Managing Member will not have any liability to us or our unitholders for decisions made in its capacity as a managing member so long as it acted in good faith, meaning that it subjectively believed that the decision was in, or not opposed to, our best interests;

•our operating agreement is governed by Delaware law and any claims, suits, actions, or proceedings:

•arising out of or relating in any way to our operating agreement (including any claims, suits, or actions to interpret, apply, or enforce the provisions of our operating agreement or the duties, obligations, or liabilities among members or of members to us, or the rights or powers of, or restrictions on, the members or the company);

•brought in a derivative manner on our behalf;

•asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees or the Managing Member, or owed by the Managing Member, to us or our members;

•asserting a claim arising pursuant to any provision of the Delaware Limited Liability Company Act (“DLLCA”); or

•asserting a claim governed by the internal affairs doctrine;

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

•the Managing Member and its officers and directors will not be liable for monetary damages to us or our members resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the Managing Member or its officers or directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct, or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and

•the Managing Member will not be in breach of its obligations under our operating agreement or its duties to us or our members if a transaction with an affiliate or the resolution of a conflict of interest is:

•approved by the conflicts committee of the board of directors of the Managing Member, although the Managing Member is not obligated to seek such approval; or

•approved by the vote of a majority of the outstanding ENLC common units, excluding any ENLC common units owned by the Managing Member and its affiliates, although the Managing Member is not obligated to seek such approval.

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

Unlike the holders of common stock in a corporation, ENLC unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not have the right to elect the Managing Member or the board of directors of the Managing Member on an annual or other continuing basis. The board of directors of the Managing Member, including its independent directors, is chosen by the sole member of the Managing Member. Furthermore, if unitholders are dissatisfied with the performance of the Managing Member, they will have very limited ability to remove the Managing Member. Our operating agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management. As a result of these limitations, the price at which ENLC common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if our unitholders are dissatisfied, they cannot initially remove the Managing Member without its consent.

ENLC’s unitholders are unable to remove the Managing Member without its consent because the Managing Member and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding ENLC common units voting together as a single class is required to remove the Managing Member. As of February 11, 2021, the Managing Member and its affiliates owned approximately 45.8% of the outstanding ENLC common units.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with the GIP Transaction (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. Moreover, any change of control of the Managing Member would permit the lenders under ENLC’s Consolidated Credit Facility, the Term Loan, and AR Facility to declare all amounts thereunder immediately due and payable, and if any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

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

Our operating agreement does not limit the number of additional membership interests that we may issue at any time without the approval of our unitholders, except that our operating agreement restricts our ability to issue any membership interests senior to or on parity with the Series B Preferred Units with respect to distributions on such membership interests or upon liquidation without the affirmative vote of the holders of a majority of our outstanding ENLC Class C Common Units, voting separately as a class. The issuance by us of additional ENLC common units or other equity securities of equal or senior rank will have the following effects:

•each unitholder’s proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of ENLC common units may decline.

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

Furthermore, the exchange of the Series B Preferred Units into common units, which Enfield may elect to cause at any time, may cause substantial dilution to the holders of the common units. As of February 11, 2021, on an as-exchanged basis, the Series B Preferred Units (and the corresponding voting power of the ENLC Class C Common Units) represented approximately 11.0% of the membership interests of ENLC.

GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units.

As of February 11, 2021, GIP held 224,355,359 ENLC common units. Additionally, we have agreed to provide GIP with certain registration rights with respect to the ENLC common units held by it. The sale of these units could have an adverse impact on the price of ENLC common units or on any trading market that may develop.

Our Managing Member has a call right that may require unitholders to sell their ENLC common units at an undesirable time or price.

If at any time the Managing Member and its affiliates own more than 90% of ENLC’s common units, the Managing Member will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of ENLC common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of ENLC common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by the Managing Member or any of its affiliates for ENLC common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their ENLC common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our Managing Member is not obligated to obtain a fairness opinion regarding the value of ENLC common units to be repurchased by it upon exercise of the call right. There is no restriction in our operating agreement that prevents the Managing Member from issuing additional ENLC common units and exercising its call right. If the Managing Member exercised its call right, the effect would be to take us private. As of February 11, 2021, GIP owned an aggregate of approximately 45.8% of outstanding ENLC common units.

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

As of February 11, 2021, approximately 54.1% of ENLC common units were held by public unitholders. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of ENLC common units, and limit the number of investors who are able to buy ENLC common units. The market price of ENLC common units may be influenced by many factors, some of which are beyond our control, including:

•the quarterly distributions paid by us with respect to ENLC common units;
•our quarterly or annual earnings, or those of other companies in our industry;
•the loss of Devon as a customer;
•events affecting Devon;
•events affecting GIP;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•general economic conditions;
•the failure of securities analysts to cover ENLC common units or changes in financial estimates by analysts;
•future sales of ENLC common units; and
•other factors described in these “Risk Factors.”

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

Because GIP controls more than 50% of the voting power for the election of directors of the Managing Member, we are a controlled company within the meaning of NYSE rules, which exempt controlled companies from the following corporate governance requirements:

•the requirement that a majority of the board consist of independent directors;

•the requirement that the board of directors have a nominating or corporate governance committee, composed entirely of independent directors, that is responsible for identifying individuals qualified to become board members, consistent with criteria approved by the board, selection of board nominees for the next annual meeting of equity holders, development of corporate governance guidelines and oversight of the evaluation of the board and management;

•the requirement that we have a compensation committee of the board, composed entirely of independent directors, that is responsible for reviewing and approving corporate goals and objectives relevant to chief executive officer compensation, evaluation of the chief executive officer’s performance in light of the goals and objectives, determination and approval of the chief executive officer’s compensation, making recommendations to the board with respect to compensation of other executive officers and incentive compensation and equity-based plans that are subject to board approval and producing a report on executive compensation to be included in an annual proxy statement or Form 10-K filed with the Commission;

•the requirement that we conduct an annual performance evaluation of the nominating, corporate governance and compensation committees; and

•the requirement that we have written charters for the nominating, corporate governance and compensation committees addressing the committees’ responsibilities and annual performance evaluations.

For so long as we remain a controlled company, we will not be required to have a majority of independent directors or nominating, corporate governance or compensation committees composed entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Financial and Indebtedness Risks

Our cash flow consists almost exclusively of cash flows from ENLK.

Currently, our only cash-generating asset is our partnership interest in ENLK. Our cash flow is therefore completely dependent upon the ability of ENLK to generate cash or our ability to borrow under the Consolidated Credit Facility and the AR Facility.

The amount of cash that ENLK can provide to us each quarter principally depends upon the amount of cash it generates from its operations, which will fluctuate from quarter to quarter based on, among other things:

•the level of ENLK’s processing operations;
•the fees ENLK charges and the margins it realizes for its services;
•the prices of, levels of production of, and demand for crude oil, condensate, NGLs, and natural gas;
•the volume of natural gas ENLK gathers, compresses, processes, transports, and sells, the volume of NGLs ENLK processes or fractionates and sells, the volume of crude oil ENLK handles at its crude terminals, the volume of crude oil and condensate that ENLK gathers, transports, purchases, and sells, the volumes of condensate stabilized, and the volumes of brine ENLK disposes;
•the relationship between natural gas and NGL prices; and
•ENLK’s level of operating costs.

In addition, the actual amount of cash generated by ENLK that will be available to us will depend on other factors, some of which are beyond its control, including:

•the level of capital expenditures ENLK makes;
•the cost of acquisitions, if any;

•ENLK’s debt service requirements and distribution requirements with respect to Series B Preferred Units and Series C Preferred Units;
•fluctuations in its working capital needs;
•prevailing economic conditions; and
•the amount of cash reserves established by the General Partner in its sole discretion for the proper conduct of business.

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

The terms of the Consolidated Credit Facility, the Term Loan, the AR Facility, and indentures governing our senior notes and ENLK’s senior notes may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Consolidated Credit Facility, the Term Loan, the AR Facility, and the indentures governing our senior notes and ENLK’s senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

•incur subsidiary indebtedness;
•engage in transactions with our affiliates;
•consolidate, merge, or sell substantially all of our assets;
•incur liens;
•enter into sale and lease back transactions; and
•change business activities we conduct.

In addition, the Consolidated Credit Facility and the Term Loan require us to satisfy and maintain specified financial ratios, and the AR Facility requires ENLC’s consolidated leverage ratio not to exceed limits identical to those in the Consolidated Credit Facility and the Term Loan. The AR Facility also contains events of default relating to a borrowing base deficiency and events negatively affecting the overall credit quality of the receivables securing the AR Facility. Our ability to meet those financial ratios and receivables-related tests can be affected by events beyond our control, including prevailing economic, financial, and industry conditions, and we cannot assure you that we will meet those ratios and receivables-related tests, particularly if market or other economic conditions deteriorate.

A breach of any of these covenants could result in an event of default under the applicable debt agreement. Upon the occurrence of such an event of default, all amounts outstanding under the applicable debt agreements could be declared to be immediately due and payable and all applicable commitments to extend further credit could be terminated. If indebtedness under the applicable debt agreements is accelerated, there can be no assurance that we will have sufficient assets to repay the indebtedness. The operating and financial restrictions and covenants in these debt agreements and any future debt agreements may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities.

We continue to have the ability to incur debt, subject to limitations in the Consolidated Credit Facility and the Term Loan. Our level of indebtedness could have important consequences to us, including the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions, or other purposes may be impaired or such financing may not be available on favorable terms;
•our funds available for operations, future business opportunities, and distributions to unitholders will be reduced by that portion of our cash flows required to make interest payments on our debt;
•our debt level will make us more vulnerable to general adverse economic and industry conditions;
•our ability to plan for, or react to, changes in our business and the industry in which we operate; and
•our risk that we may default on our debt obligations.

In addition, our ability to make scheduled payments or to refinance our obligations depends on our successful financial and operating performance, which will be affected by prevailing economic, financial, and industry conditions, many of which are beyond our control. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to take actions such as further reducing distributions, reducing or delaying our business activities, acquisitions, investments, or capital expenditures, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may not be able to undertake any of these actions on satisfactory terms or at all.

Any reductions in our credit ratings could increase our financing costs, increase the cost of maintaining certain contractual relationships, and reduce our cash available for distribution.

We cannot guarantee that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. As of February 11, 2021, Fitch Ratings, S&P, and Moody’s have assigned a BB+, BB+, and Ba2 credit rating, respectively, to ENLK and ENLC. Any downgrade could also lead to higher borrowing costs for future borrowings and could require:

•additional or more restrictive covenants that impose operating and financial restrictions on us and our subsidiaries;
•our subsidiaries to guarantee such debt and certain other debt;
•us and our subsidiaries to provide collateral to secure such debt; and
•us or our subsidiaries to post cash collateral or letters of credit under our hedging arrangements or in order to purchase commodities or obtain trade credit.

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

An impairment of long-lived assets, including intangible assets, equity method investments, and right-of-use assets related to leases could reduce our earnings.

GAAP requires us to test long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, the impairment test considers whether the fair value of the unconsolidated affiliate investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an impairment is indicated, we would be required to take an immediate non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. For the year ended December 31, 2020, we recognized impairment expense related to goodwill; property and equipment, including cancelled projects; and lease right-of-use assets. Impairment expense is composed of the following amounts (in millions):

Year Ended December 31,
2020
Goodwill impairment (1)	$184.6
Property and equipment impairment (2)	168.0
Lease right-of-use asset impairment (3)	6.8
Cancelled projects (2)	3.4
Total impairments	$362.8
____________________________
(1)For additional information see “Item 8. Financial Statements and Supplementary Data—Note 3.”
(2)For additional information see “Item 8. Financial Statements and Supplementary Data—Note 2.”
(3)For additional information see “Item 8. Financial Statements and Supplementary Data—Note 5.”

We have recognized goodwill impairments and impairments on property and equipment in the past. See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information about impairment of goodwill and long-lived assets. Additional impairment of the value of our existing long-lived assets could have a significant negative impact on our future operating results.

We are exposed to the credit risk of our customers and counterparties, and a general increase in the nonpayment and nonperformance by our customers could have an adverse effect on our financial condition, results of operations, or cash flows.

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders. Additionally, equity values for many of our customers continue to be low. The combination of a reduction in cash flow from lower commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. In May 2019, White Star, the counterparty to our $58.0 million second lien secured term loan receivable, filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code and was not able to repay the outstanding amounts owed to us under the second lien secured term loan. For additional information regarding this transaction, refer to “Item 8. Financial Statements and Supplementary Information—Note 2.”

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

We may not realize our deferred tax assets.

As of December 31, 2020, we had deferred tax assets (primarily consisting of net operating loss carryovers) of $549.3 million, against which we provided a valuation allowance of $153.3 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income to utilize our net operating loss carryovers before they expire. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of December 31, 2020, we have not experienced an ownership change. Therefore, our utilization of net operating loss carryforwards was not subject to an annual limitation. However, if we were to experience ownership changes in the future as a result of subsequent shifts in our common unit ownership, our ability to use our pre-change net operating loss carryforwards to offset future taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In any case, our net operating loss and tax credit carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where these tax attributes are incurred.

The value of our deferred tax assets and liabilities are also dependent upon the tax rates expected to be in effect at the time they are realized. A change in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would change the value of our deferred taxes, which could be material.

We are treated as a corporation subject to entity level federal and state income taxation. Any such entity level income taxes will reduce the amount of cash available for distribution to you.

We are treated as a corporation for tax purposes that is required to pay federal and state income tax on our taxable income at corporate rates. Historically, we have had net operating losses (“NOLs”) that eliminated substantially all of our taxable income and, thus, we historically have not had to pay material amounts of income taxes. We anticipate generating NOLs for tax purposes during 2021, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event we do generate taxable income, federal and state income tax liabilities will reduce the cash available for distribution to our unitholders.

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

Amounts drawn under the Consolidated Credit Facility, the Term Loan, and the AR Facility currently bear interest at rates based on the U.S. Dollar London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority in the United Kingdom announced that it would phase out LIBOR as a benchmark by the end of 2021. On November 30, 2020, ICE Benchmark Administration, the current administrator of LIBOR, announced that it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining tenors until June 30, 2023. It is uncertain whether USD LIBOR will be available as a benchmark for pricing our floating rate indebtedness until, or after, June 30, 2023. The Consolidated Credit Facility, the Term Loan, and the AR Facility include mechanisms to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR. However, we have not yet pursued any technical amendment or other contractual alternative to address this matter and are currently evaluating the impact of the potential replacement of LIBOR. If no such amendment or other contractual alternative is established on or prior to the phase-out of LIBOR, interest under the Consolidated Credit Facility, the Term Loan, and the AR Facility will bear interest at higher rates based on the prime rate until such amendment or other contractual amendment is established. Even where we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and our earnings may be subject to volatility. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in our interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.

Business and Industry Risks

The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The ongoing pandemic has reached every region of the globe and has resulted in widespread adverse impacts on the global economy, on the energy industry as a whole and on midstream companies, and on our customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas, and NGLs, and a significant reduction in the market price of crude oil during the first and second quarter of 2020. As a result of the demand destruction, reduced commodity prices, and an uncertain timeline for full recovery, many oil and natural gas producers, including some of our customers, curtailed their current drilling and production activity and reduced or slowed down their plans for future drilling and production activity. As a result of these decreases in producer activity, we experienced reduced volumes gathered, processed, fractionated, and transported on our assets in some of the regions that supply our systems during portions of the first and second quarters of 2020, and capital investments by oil and natural gas producers remain at low levels.

Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. In March, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We maintain a crisis management team for health, safety and environmental matters and personnel issues and a cross-functional COVID-19 response team to address various impacts of the situation, as they develop. We also continue to follow modified business practices (including discontinuing non-essential business travel, implementing work-from-home policies, during high-transmission period, and staggered work-from-home policies for employees who can execute their work remotely in order to reduce office density, and encouraging employees to adhere to local and regional social distancing recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities. We also have promoted heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations. We continue to evaluate and adjust these preventative measures, response plans and business practices with the evolving impacts of COVID-19. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. Also, we have a limited number of highly skilled employees for some of our operations. If a large proportion of our employees in those critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our systems, pipelines, and facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions and the extent and duration of changes in consumer behavior, such as the reluctance to travel, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that exist as of the date of this report will be extended or whether new measures will be imposed. As a result, there is significant uncertainty regarding whether market dislocations will continue or increase and how significantly and how long they may affect us. We expect to see continued volatility in crude oil, condensate, natural gas, and NGL prices for the foreseeable future, which may, over the long term, adversely impact our business. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows.

These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, liquidity, financial condition, results of operations, and cash flows. A substantial deterioration in our business and/or a prolonged period of market dislocation could also affect our compliance with the financial covenants in our revolving credit facility, particularly the consolidated leverage ratio covenant. If we were unable to continue to meet any of the financial covenants, we would not be able to borrow funds under our revolving credit facility and we would not be able to use the revolving credit facility to refinance the remaining $350 million on the Term Loan in 2021.

We cannot predict the full impact that the COVID-19 pandemic or the volatility in oil and natural gas markets related to COVID-19 will have on our business, liquidity, financial condition, results of operations, and cash flows at this time due to numerous uncertainties. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened a number of the risks discussed in the risk factors described in this report. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the effect of the outbreak on economic, social and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social and operating conditions resume.

We are dependent on Devon for a substantial portion of the natural gas that we gather, process, and transport. The expiration of a five-year MVC from Devon in December 2020 will result in a decline in our operating results and cash available for distribution because the volumes of natural gas that we gathered, processed, and transported for Devon during 2020 have been below the MVC levels under this contract.

We are dependent on Devon for a substantial portion of our natural gas supply. For the year ended December 31, 2020, Devon represented approximately 30.6% of our adjusted gross margin. For the period following Devon’s sale of its Barnett Shale assets to BKV in October 2020 through December 31, 2020, Devon represented approximately 26.5% of our adjusted gross margin. In order to minimize volumetric exposure, we entered into an agreement providing a five-year MVC from Devon at the Chisholm processing facility and gathering system, which expired in December 2020. In 2021, if volumes gathered, processed, and transported for Devon do not increase or we are unable to replace the shortfall revenue from other sources, our operating results and cash flows will be adversely affected.

Because we are substantially dependent on Devon for a significant portion of our adjusted gross margin, any development that materially and adversely affects their operations, financial condition, or market reputation could have a material and adverse impact on us. Material adverse changes for Devon could restrict our access to capital, make it more expensive to access the capital markets, or increase the costs of our borrowings.

We expect to derive a significant portion of our adjusted gross margin from Devon for the foreseeable future. As a result, any development, whether in our area of operations or otherwise, that adversely affects their production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of our significant customers, some of which are the following:

•potential changes in the supply of and demand for oil, natural gas and NGLs, and related products and services;
•risks relating to exploration and drilling programs, including potential environmental liabilities;
•adverse effects of governmental and environmental regulation; and
•general economic and financial market conditions.

Further, we are subject to the risk of non-payment or non-performance by Devon, including with respect to our gathering and processing agreements. We cannot predict the extent to which Devon’s business will be impacted by pricing conditions in the energy industry, nor can we estimate the impact such conditions would have on Devon’s ability to perform under our gathering and processing agreements. Additionally, due to our dependence on Devon, our ability to access the capital markets, or the pricing or other terms of any capital markets transactions, may be adversely affected by any impairments to Devon’s financial condition or adverse changes in its credit ratings. S&P Global Ratings (“S&P”) and Moody’s Investors Services (“Moody’s”) have currently assigned to Devon a BBB- and Ba1 credit rating, respectively. Any material limitations on our ability to access capital as a result of such adverse changes at Devon could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future limiting our ability to engage in, expand, or pursue our business activities and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

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

•continued fluctuations in commodity prices, including the prices of natural gas, NGLs, crude oil, and condensate;
•environmental or other governmental regulations;
•weather conditions;
•increases in storage levels of natural gas, NGLs, crude oil, and condensate;
•increased use of alternative energy sources;
•decreased demand for natural gas, NGLs, crude oil, and condensate;
•economic conditions;
•supply disruptions;
•availability of supply connected to our systems; and
•availability and adequacy of infrastructure to gather and process supply into and out of our systems.

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

We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing and NGL fractionation components of our business. For the year ended December 31, 2020, approximately 5% of our total adjusted gross margin was generated under percent of liquids contracts and percent of proceeds contracts, with most of these contracts relating to our processing plants in the Permian Basin. Under percent of liquids contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under percent of liquids contracts are directly impacted by the market price of NGLs. Adjusted gross margin under percent of proceeds contracts is impacted only by the value of the natural gas or liquids produced with margins higher during periods of higher natural gas and liquids prices.

We also realize adjusted gross margins under processing margin contracts. For the year ended December 31, 2020, less than 1% of our total adjusted gross margin was generated under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

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

Although the majority of our NGL fractionation business is under fee-based arrangements, a portion of our business is exposed to commodity price risk because we realize a margin due to product upgrades associated with our Louisiana fractionation business. For the year ended December 31, 2020, adjusted gross margin realized associated with product upgrades represented less than 1% of our adjusted gross margin.

Commodity prices were volatile during 2020. Crude oil prices decreased 21% while weighted average NGL prices and natural gas prices each increased 20% from January 1, 2020 to December 31, 2020. We expect continued volatility in these commodity prices. For example, see the table below for the range of closing prices for crude oil, NGL, and natural gas during 2020.

Commodity	Closing Price	Date
Crude oil (high) (1)	$63.27	January 6, 2020
Crude oil (low) (1)	$(37.63)	April 20, 2020
Crude oil (average) (1)(4)	$39.28	Not applicable
NGL (high) (2)	$0.48	December 31, 2020
NGL (low) (2)	$0.10	March 23, 2020
NGL (average) (2)(4)	$0.31	Not applicable
Natural gas (high) (3)	$3.35	October 30, 2020
Natural gas (low) (3)	$1.48	June 25, 2020
Natural gas (average) (3)(4)	$2.13	Not applicable
____________________________
(1)Crude oil closing prices based on the NYMEX futures daily close prices.
(2)Weighted average NGL gas closing prices based on the Oil Price Information Service Napoleonville daily average spot liquids prices.
(3)Natural gas closing prices based on Gas Daily Henry Hub closing prices.
(4)The average closing price was computed by taking the sum of the closing prices of each trading day divided by the number of trading days during the period presented.

The markets and prices for crude oil, condensate, natural gas, and NGLs depend upon factors beyond our control that make it difficult to predict future commodity price movements with any certainty. These factors include the supply and demand for crude oil, condensate, natural gas, and NGLs, which fluctuate with changes in market and economic conditions and other factors, including:

•the impact of weather on the supply and demand for crude oil and natural gas;
•the level of domestic crude oil, condensate, and natural gas production;
•technology, including improved production techniques (particularly with respect to shale development);
•the level of domestic industrial and manufacturing activity;
•the availability of imported crude oil, natural gas, and NGLs;
•international demand for crude oil and NGLs;
•actions taken by foreign crude oil and gas producing nations;
•the continued threat of terrorism and the impact of military action and civil unrest;
•public health crises that reduce economic activity and affect the demand for travel, including the coronavirus outbreak;
•the availability of local, intrastate, and interstate transportation systems;
•the availability of downstream NGL fractionation facilities;
•the availability and marketing of competitive fuels;
•the development and adoption of alternative energy technologies, such as electric vehicles;
•the impact of energy conservation efforts; and
•the extent of governmental regulation and taxation, including the regulation of hydraulic fracturing and “greenhouse gases.”

Changes in commodity prices also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas, crude oil, and condensate we gather and process and NGLs we fractionate. Volatility in commodity prices may cause our adjusted gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.” Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has (in the past) resulted and could (in the future) result in financial losses or reductions in our income.

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

The NGL products we produce have a variety of applications, including as heating fuels, petrochemical feedstocks, and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL applications, or other reasons could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Our NGL products and the demand for these products are affected as follows:

•Ethane. Ethane is typically supplied as purity ethane or as part of ethane-propane mix. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Although ethane is typically extracted as part of the mixed NGL stream at gas processing plants, if natural gas prices increase significantly in relation to NGL product prices or if the demand for ethylene falls, it may be more profitable for natural gas processors to leave the ethane in the natural gas stream. Such “ethane rejection” reduces the volume of NGLs delivered for fractionation and marketing.

•Propane. Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a heating, engine, and industrial fuel, and in agricultural applications such as crop drying. Changes in demand for ethylene and propylene could adversely affect demand for propane. The demand for propane as a heating fuel is significantly affected by weather conditions. The volume of propane sold is at its highest during the six-month peak heating season of October through March. Demand for our propane may be reduced during periods of warmer-than-normal weather.

•Normal Butane. Normal butane is used in the production of isobutane, as a refined product blending component, as a fuel gas, and in the production of ethylene and propylene. Changes in the composition of refined products resulting from governmental regulation, changes in feedstocks, products, and economics, demand for heating fuel and for ethylene and propylene could adversely affect demand for normal butane.

•Isobutane. Isobutane is predominantly used in refineries to produce alkylates to enhance octane levels. Accordingly, any action that reduces demand for motor gasoline or demand for isobutane to produce alkylates for octane enhancement might reduce demand for isobutane.

•Natural Gasoline. Natural gasoline is used as a blending component for certain refined products and as a feedstock used in the production of ethylene and propylene. Changes in the mandated composition resulting from governmental regulation of motor gasoline and in demand for ethylene and propylene could adversely affect demand for natural gasoline.

NGLs and products produced from NGLs are sold in competitive global markets. Any reduced demand for ethane, propane, normal butane, isobutane, or natural gasoline in the markets we access for any of the reasons stated above could adversely affect demand for the services we provide as well as NGL prices, which would negatively impact our financial condition, results of operations, or cash flows.

Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies across all industries are facing increasing scrutiny from stakeholders related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds, and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the implications and social cost of their investments. Regardless of the industry, investors’ increased focus and activism related to ESG and similar matters may hinder access to capital, as investors may decide to reallocate capital or to not commit capital as a result of their assessment of a company’s ESG practices. Companies that do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected.

We face pressures from our stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. Our stakeholders may require us to implement ESG procedures or standards in order to remain invested in us or before they may make further investments in us. Additionally, we may face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in our annual sustainability report, including commitments to environmental stewardship by operating our assets and constructing new facilities in order to minimize our footprint and environmental impact, control pollution and conserve resources. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet our stakeholders’ expectations, our business, ability to access capital, and/or our common unit price could be harmed.

Additionally, adverse effects upon the oil and gas industry related to the worldwide social and political environment, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.

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

From time to time, we may evaluate and seek to acquire assets or businesses that we believe complement our existing business and related assets. We may acquire assets or businesses that we plan to use in a manner materially different from their prior owner’s use. Any acquisition involves potential risks, including:

•the inability to integrate the operations of recently acquired businesses or assets, especially if the assets acquired are in a new business segment or geographic area;
•the diversion of management’s attention from other business concerns;
•the failure to realize expected volumes, revenues, profitability, or growth;
•the failure to realize any expected synergies and cost savings;
•the coordination of geographically disparate organizations, systems, and facilities;
•the assumption of unknown liabilities;
•the loss of customers or key employees from the acquired businesses;
•a significant increase in our indebtedness; and
•potential environmental or regulatory liabilities and title problems.

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

Our operations are subject to the many hazards inherent in the gathering, compressing, processing, transporting, fractionating, disposing, and storage of natural gas, NGLs, condensate, crude oil, and brine, including:

•damage to pipelines, facilities, storage caverns, equipment, and surrounding properties caused by hurricanes, floods, sink holes, fires, and other natural disasters and acts of terrorism;
•inadvertent damage to our assets from construction or farm equipment;
•leaks of natural gas, NGLs, crude oil, condensate, and other hydrocarbons;
•induced seismicity;
•rail accidents, barge accidents, and truck accidents;
•equipment failure; and
•fires and explosions.

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

If third-party pipelines or other midstream facilities interconnected to our gathering or transportation systems become partially or fully unavailable, or if the volumes we gather, process, or transport do not meet the quality requirements of the pipelines or facilities to which we connect, our adjusted gross margin and cash flow could be adversely affected.

Our gathering, processing, and transportation assets connect to other pipelines or facilities owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing facilities, and other midstream facilities is not within our control. These pipelines, plants, and other midstream facilities may become unavailable because of testing, turnarounds, line repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements, and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions or other operational issues. Further, these pipelines and facilities connected to our assets impose product quality specifications. We may be unable to access such facilities or transport product along interconnected pipelines if the volumes we gather or transport do not meet their product quality requirements. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport, or process product, or if the volumes we gather or transport do not meet the product quality requirements of such pipelines or facilities, it will adversely affect our financial condition, results of operations, or cash flows.

Our business is subject to a number of weather-related risks. These weather conditions can cause significant damage and disruption to our operations and adversely impact our financial condition, results of operations, or cash flows.

Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods, ice storms, blizzards, fires, severe temperatures, and earthquakes. In particular, South Louisiana and the Texas Gulf Coast experience hurricanes and other extreme weather conditions on a frequent basis. The location of our significant assets and concentration of activity in these regions make us particularly vulnerable to weather risks in these areas.

High winds, storm surge, flooding, ice storms, and other natural disasters can cause significant damage and curtail our operations for extended periods during and after such weather conditions, which may result in decreased revenues and otherwise adversely impact our financial condition, results of operations, or cash flow. These interruptions could involve significant damage to people, property, or the environment, and repair time and costs could be extensive. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, adversely affect our financial condition and the market price of our securities.

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

Our operations expose us to fluctuations in commodity prices, and the Consolidated Credit Facility, the Term Loan, and the AR Facility expose us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to volatility in commodity prices. As of December 31, 2020, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices.

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

Environmental, Legal Compliance, and Regulatory Risks

Increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing could result in increased costs and reductions or delays in natural gas production by our customers, which could adversely impact our revenues and results of operations.

A portion of our suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. EPA and the BLM have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation. For instance, the EPA has issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and adopted rules prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The EPA announced its intention to reconsider the regulations relating to the capture of air emissions in April 2017 and sought to stay its requirements, however, EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. In September 2020, the EPA published two rules removing sources in the transmission and storage segments from the regulated source category and rescinding the application of the NSPS and methane-specific requirements to these sources. EPA’s September 2020 rules are being challenged in the U.S. Circuit Court for the D.C. Circuit. The BLM also adopted new rules, effective on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. In September 2018, BLM published a final rule that repealed several of the requirements of the 2016 methane rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule.

In addition, President Biden has declared that he would support federal government efforts to limit or prohibit hydraulic fracturing. These declarations include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days, which may cover our offshore pipeline permits. If our customers are unable to secure permits, sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. We are still evaluating the effects of the recent order on our operations and our customers’ operations, but our inability and our customers’ inability to secure required permits could adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the adoption of the Paris Agreement. The Paris Agreement became effective November 4, 2016 and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States will formally re-join the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S., including climate change related pledges made by President Biden during his U.S. presidential campaign. President Biden has declared that he would support federal government efforts to limit or prohibit hydraulic fracturing and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

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

The pipelines we own and operate are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect HCAs. In October 2019, PHMSA issued three new final rules. One rule, effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, effective in July 2020, impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in MCAs. It also includes requirements to reconfirm MAOP, report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies, such as the TRRC, could result in substantial expenditures for testing, repairs, and replacement. For example, TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately $2.6 million, $3.1 million, and $1.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. If our pipelines fail to meet the safety standards mandated by the TRRC or PHMSA regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced operating pressure, the cost of which actions cannot be estimated at this time.

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

We are subject to stringent and complex regulation under the federal Clean Air Act, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations. For instance, the EPA finalized new rules, effective August 2, 2016, to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector. In September 2020, the EPA published two additional final rules that removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. EPA’s September 2020 rules are being challenged in the U.S. Circuit Court for the D.C. Circuit. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source if within one quarter-mile of one another, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry.

The BLM also adopted new rules, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while others were scheduled to go into effect in January 2018. In December 2017, BLM published a final rule delaying the 2018 provisions until 2019. In September 2018, BLM published a final rule to repeal certain requirements of the 2016 methane rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule.

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

Comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodities Futures Trading Commission (“CFTC”) to regulate certain markets for derivative products, including over-the-counter (“OTC”) derivatives. The CFTC had previously issued several relevant regulations, the product of which would be rules that implement the mandates in the legislation to cause significant portions of derivatives markets to clear through clearinghouses. While some of these rules have been finalized, some have not, and, as a result, the final form and timing of the implementation of the regulatory regime affecting commodity derivatives remains uncertain.

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC proposed new rules in January 2020 (withdrawing previously proposed rules from November 2013 and December 2016) that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. On October 15, 2020, the CFTC voted to adopt a final rule amending previously issued regulations to conform with certain Dodd-Frank amendments to the Commodity Exchange Act. Among other things, the Commission adopted new and amended federal spot month position limits for derivatives contracts associated with certain physical commodities.

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

See “Item 8. Financial Statements and Supplementary Data—Note 14” for more information on litigation contingencies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “ENLC.” On December 11, 2020, there were approximately 29,281 record holders and beneficial owners (held in street name) of ENLC common units. For equity compensation plan information, see the discussion under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”

Unless restricted by the terms of the Consolidated Credit Facility or the Term Loan, we intend to pay distributions to our unitholders on a quarterly basis from our available cash less reserves for expenses, future distributions, and other uses of cash, including:

•provisions for the proper conduct of our business;
•paying federal income taxes, which we are required to pay because we are taxed as a corporation; and
•maintaining cash reserves the board of directors of the Managing Member believes are prudent to maintain.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2020, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units, and we repurchased common units in open market transactions in connection with a common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
October 1, 2020 to October 31, 2020	3,809	$2.33	—	$—
November 1, 2020 to November 30, 2020	390,421	$3.01	383,614	$98.8
December 1, 2020 to December 31, 2020	—	$—	—	$98.8
Total	394,230	$3.00	383,614
____________________________
(1)These common units were not re-acquired pursuant to any repurchase plan or program.
(2)On November 4, 2020, we announced a $100.0 million common unit repurchase program. During 2020, we repurchased 383,614 common units for an aggregate price of $1.2 million, or an average of $3.00 per common unit. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchases will depend on market conditions and may be discontinued at any time.

Item 6. Selected Financial Data

The following tables present our selected historical financial and operating data of ENLC for the periods indicated. Financial and operating data for the years ended December 31, 2020, 2019, 2018, 2017, and 2016 reflect acquisitions and dispositions for periods subsequent to the applicable transaction date. The selected historical financial data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in “Item 8. Financial Statements and Supplementary Data.”

	ENLC
	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except per unit data)
Revenues:
Product sales	$2,977.5	$5,030.1	$6,512.3	$4,358.4	$3,008.9
Product sales—related parties	—	—	41.0	144.9	134.3
Midstream services	938.3	1,008.4	763.3	552.3	467.2
Midstream services—related parties	—	—	377.2	688.2	653.1
Gain (loss) on derivative activity	(22.0)	14.4	5.2	(4.2)	(11.1)
Total revenues	3,893.8	6,052.9	7,699.0	5,739.6	4,252.4
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	2,388.5	4,392.5	6,008.0	4,361.5	3,015.5
Operating expenses	373.8	467.1	453.4	418.7	398.5
Depreciation and amortization	638.6	617.0	577.3	545.3	503.9
Impairments	362.8	1,133.5	365.8	17.1	873.3
(Gain) loss on disposition of assets	8.8	(1.9)	0.4	—	13.2
General and administrative	103.3	152.6	140.3	128.6	122.5
Loss on secured term loan receivable	—	52.9	—	—	—
Gain on litigation settlement	—	—	—	(26.0)	—
Total operating costs and expenses	3,875.8	6,813.7	7,545.2	5,445.2	4,926.9
Operating income (loss)	18.0	(760.8)	153.8	294.4	(674.5)
Other income (expense):
Interest expense, net of interest income	(223.3)	(216.0)	(182.3)	(190.4)	(189.5)
Gain on extinguishment of debt	32.0	—	—	9.0	—
Income (loss) from unconsolidated affiliates	0.6	(16.8)	13.3	9.6	(19.9)
Other income	0.3	0.9	0.6	0.6	0.3
Total other expense	(190.4)	(231.9)	(168.4)	(171.2)	(209.1)
Income (loss) before non-controlling interest and income taxes	(172.4)	(992.7)	(14.6)	123.2	(883.6)
Income tax benefit (expense)	(143.2)	(6.9)	(18.2)	196.8	(4.6)
Net income (loss)	(315.6)	(999.6)	(32.8)	320.0	(888.2)
Net income (loss) attributable to non-controlling interests	105.9	119.7	(19.6)	107.2	(428.2)
Net income (loss) attributable to ENLC	$(421.5)	$(1,119.3)	$(13.2)	$212.8	$(460.0)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.86)	$(2.41)	$(0.07)	$1.18	$(2.56)
Diluted common unit	$(0.86)	$(2.41)	$(0.07)	$1.17	$(2.56)
Distributions declared per common unit	$0.3750	$1.0325	$1.076	$1.024	$1.020
____________________________
(1)Includes related party cost of sales of $8.7 million, $21.7 million, $114.1 million, $211.0 million, and $150.1 million for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Excludes all operating expenses as well as depreciation and amortization related to our operating segments of $631.3 million, $608.6 million, $568.6 million, $535.4 million, and 494.7 million for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

	ENLC
	December 31,
	2020	2019	2018	2017	2016
	(In millions)
Balance Sheet Data (end of period):
Property and equipment, net	$6,652.1	$7,081.3	$6,846.7	$6,587.0	$6,256.7
Total assets	8,550.9	9,335.8	10,694.1	10,537.8	10,275.9
Long-term debt (including current maturities)	4,593.8	4,764.3	4,430.8	3,542.1	3,295.3
Members' equity including non-controlling interest	3,213.0	3,806.1	4,974.2	5,556.7	5,265.6

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Item 1—Business. Discussions of the year ended December 31, 2018 and year-to-year comparisons of the year ended December 31, 2019 and the year ended December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of ENLC’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview

ENLC is a Delaware limited liability company formed in October 2013. ENLC’s material assets consist of all of the outstanding common units of ENLK and all of the membership interests of the General Partner. All of our midstream energy assets are owned and operated by ENLK and its subsidiaries. We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 11,900 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 290,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography. We have five reportable segments:

•Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in West Texas and Eastern New Mexico;

•Louisiana Segment. The Louisiana segment includes our natural gas and NGL pipelines, natural gas processing plants, natural gas and NGL storage facilities, and fractionation facilities located in Louisiana and our crude oil operations in ORV;

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

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 94% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the year ended December 31, 2020.

Our revenues and adjusted gross margins are generated from eight primary sources:

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

The following customers individually represented greater than 10% of our consolidated revenues. These customers represent a significant percentage of revenues, and the loss of the customer would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues.

	Year Ended December 31,
	2020	2019	2018
Devon	14.4%	10.5%	10.4%
Dow Hydrocarbons and Resources LLC	13.2%	10.0%	11.1%
Marathon Petroleum Corporation	12.2%	13.8%	11.5%

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

We typically buy mixed NGLs from our suppliers to our gas processing plants at a fixed discount to market indices for the component NGLs with a deduction for our fractionation fee. We subsequently sell the fractionated NGL products based on the same index-based prices. To a lesser extent, we transport and fractionate or store NGLs owned by others for a fee based on the volume of NGLs transported and fractionated or stored. The operating results of our NGL fractionation business are largely dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged. With our fractionation business, we also have the opportunity for product upgrades for each of the discrete NGL products. We realize higher adjusted gross margins from product upgrades during periods with higher NGL prices.

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

We realize adjusted gross margins from our gathering and processing services primarily through different contractual arrangements: processing margin (“margin”) contracts, POL contracts, POP contracts, fixed-fee based contracts, or a combination of these contractual arrangements. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” for a detailed description of these contractual arrangements. Under any of these gathering and processing arrangements, we may earn a fee for the services performed, or we may buy and resell the gas and/or NGLs as part of the processing arrangement and realize a net margin as our fee. Under margin contract arrangements, our adjusted gross margins are higher during periods of high NGL prices relative to natural gas prices. Adjusted gross margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Adjusted gross margin results under POP contracts are impacted only by the value of the natural gas and liquids produced with margins higher during periods of higher natural gas and liquids prices. Under fixed-fee based contracts, our adjusted gross margins are driven by throughput volume.

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

Recent Developments Affecting Industry Conditions and Our Business

COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The ongoing pandemic has reached every region of the globe and has resulted in widespread adverse impacts on the global economy, on the energy industry as a whole and on midstream companies, and on our customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas and NGLs, and a significant reduction in the market price of crude oil during the first half of 2020. As a result of the demand destruction, reduced commodity prices, and an uncertain timeline for full recovery, many oil and natural gas producers, including some of our customers, curtailed their current drilling and production activity and reduced or slowed down their plans for future drilling and production activity. As a result of these decreases in producer activity, we experienced reduced volumes gathered, processed, fractionated, and transported on our assets in some of the regions that supply our systems during the first half of 2020. Although volumes have since been restored nearly to pre-pandemic levels, capital investments by oil and natural gas producers remain at low levels.

Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. In March, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We maintain a crisis management team for health, safety and environmental matters and personnel issues and a cross-functional COVID-19 response team to address various impacts of the situation, as they develop. We also continue to follow modified business practices (including discontinuing non-essential business travel, implementing work-from-home policies during high-transmission periods, and staggered work-from-home policies for employees who can execute their work remotely in order to reduce office density, and encouraging employees to adhere to local and regional social distancing recommendations) to support efforts to reduce the spread of COVID-19 and to conform to government restrictions and best practices encouraged by the Centers for Disease Control and Prevention, the World Health Organization, and other governmental and regulatory authorities. We also have promoted heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations. We continue to evaluate and adjust these preventative measures, response plans and business practices with the evolving impacts of COVID-19.

There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions and the extent and duration of changes in consumer behavior, such as the reluctance to travel, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that exist as of the date of this report will be extended or whether new measures will be imposed. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

As of the date of this report, our efforts to respond to the challenges presented by the conditions described above and minimize the impacts to our business have yielded results. Our systems, pipelines, and facilities have remained operational throughout the period. We have also moved quickly and decisively, and we continue to adapt and respond promptly, to implement strategies to reduce costs, increase operational efficiencies, and lower our capital spending. We reduced our capital expenditures in 2020, including both growth and maintenance capital expenditures, to $262.6 million, a 65% reduction from 2019 total capital spending. We have also reduced costs across our platform. We reduced our general and administrative and operating expenses by $142.6 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. We have not requested any funding under any federal or other governmental programs related to COVID-19 to support our operations, and we do not expect to utilize any such funding. We are continuing to address concerns to protect the health and safety of our employees and those of our customers and other business counterparties, and this includes changes to comply with health-related guidelines as they are modified and supplemented.

We cannot predict the full impact that the COVID-19 pandemic or the volatility in oil and natural gas markets related to COVID-19 will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the effect of the pandemic on economic, social and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social and operating conditions resume.

For additional discussion regarding risks associated with the COVID-19 pandemic, see “Item 1A—Risk Factors—The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.”

Regulatory Developments

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to the production of oil and gas that could affect our operations and those of our customers. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order effectively suspending new fossil fuel leasing and permitting on federal lands for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. In addition, on January 20, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration has also issued other orders that could ultimately affect our business, such as the executive order rejoining the Paris Agreement, and could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers.

Only a small percentage of our operations are derived from customers operating on public land, mainly in the Delaware Basin, and these activities represented only approximately 3% of our total segment profit, net to EnLink, during 2020. In addition, we have a robust program to monitor and prevent methane emissions in our operations and we maintain a comprehensive environmental program that is embedded in our operations. However, our activities that take place on public lands require that we and our customers obtain permits and other approvals from the federal government. While we are still evaluating the effects of these recent orders on our operations and our customers’ operations, and the status of recent and future rules and rulemaking initiatives under the Biden Administration remain uncertain, these orders, and the regulations and the policies that could result from them, could lead to increased costs for us or our customers, difficulties in obtaining permits and other approvals for us and our customers, reduced utilization of our gathering, processing and pipeline systems or reduced rates under renegotiated transportation or storage agreements in affected regions. These impacts could, in turn, adversely affect our business, financial condition, results of operation or cash flows, including our ability to make cash distributions to our unitholders.

For more information, see our risk factors under “Environmental, Legal Compliance and Regulatory Risk” in Section 1A “Risk Factors.”

Organic Growth

War Horse Processing Plant. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. This relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 80 MMcf/d. We expect to complete the relocation in the second half of 2021.

Riptide Processing Plant. The Riptide processing plant is a gas processing plant located in the Midland Basin. In September 2019, we completed an expansion to our Riptide processing plant, which increased the processing capacity by 65 MMcf/d. In March 2020, we completed an expansion to the Riptide processing plant, which increased the processing capacity by 55 MMcf/d. As of December 31, 2020, the total operational processing capacity of the Riptide processing plant was 220 MMcf/d.

Tiger Plant. The Tiger plant is a gas processing plant located in the Delaware Basin. This processing plant is owned by the Delaware Basin JV. In August 2020, we completed the construction of the Tiger plant, which expanded our Delaware Basin processing capacity by an additional 240 MMcf/d, to handle expected future processing volume growth. The Tiger plant is not operating at this time.

Central Oklahoma Plants. In June 2019, we completed construction on our Thunderbird plant, which expanded our Central Oklahoma gas processing capacity by an additional 200 MMcf/d, bringing our total processing capacity at our Central Oklahoma facilities to 1.2 Bcf/d. The Thunderbird plant is not operating at this time.

Cajun-Sibon Pipeline. In April 2019, we completed the expansion of our Cajun-Sibon NGL pipeline capacity, which connected the Mont Belvieu NGL hub to our fractionation facilities in Louisiana. This was the third phase of our Cajun-Sibon system referred to as Cajun Sibon III, which increased throughput capacity from 130,000 Bbls/d to 185,000 Bbls/d.

Lobo Natural Gas Gathering and Processing Facilities. In early April 2019, we completed construction of a 120 MMcf/d expansion to our Lobo III cryogenic gas processing plant, bringing the total operational processing capacity at our Lobo facilities to 395 MMcf/d.

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

Long-Term Debt Issuances, Redemption, and Repurchases

On October 21, 2020, EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC (the “SPV”) entered into the AR Facility to borrow up to $250.0 million. In connection with the AR Facility, certain subsidiaries of ENLC have sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

On December 14, 2020, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.625% senior unsecured notes due January 15, 2028 (the “2028 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2028 Notes are payable on January 15 and July 15 of each year, beginning on July 15, 2021. The 2028 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $494.7 million were used to repay a portion of the borrowings under the Term Loan due December 2021.

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

For the year ended December 31, 2020, we made aggregate payments to partially repurchase the 2024, 2025, 2026, and 2029 Notes in open market transactions. Activity related to the partial repurchases of our outstanding debt consisted of the following (in millions):

Year Ended December 31, 2020
Debt repurchased	$67.7
Aggregate payments	(36.0)
Net discount on repurchased debt	(0.3)
Accrued interest on repurchased debt	0.6
Gain on extinguishment of debt	$32.0

See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding the AR Facility, the Term Loan, and the senior unsecured notes.

Common Unit Repurchase Program. In November 2020, the board of directors of the Managing Member authorized a common unit repurchase program for the repurchase of up to $100 million of outstanding ENLC common units. The repurchases will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchases will depend on market conditions and may be discontinued at any time. For the year ended December 31, 2020, ENLC repurchased 383,614 outstanding ENLC common units for an aggregate price of $1.2 million.

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: Adjusted gross margin, adjusted earnings before interest, taxes, and depreciation and amortization (“adjusted EBITDA”), distributable cash flow available to common unitholders (“distributable cash flow”), and free cash flow after distributions.

Adjusted Gross Margin

We define adjusted gross margin as revenues less cost of sales, exclusive of operating expenses and depreciation and amortization related to our operating segments. We present adjusted gross margin by segment in “Results of Operations.” We disclose adjusted gross margin in addition to gross margin as defined by GAAP because it is the primary performance measure used by our management to evaluate consolidated operations. We believe adjusted gross margin is an important measure because, in general, our business is to gather, process, transport, or market natural gas, NGLs, condensate, and crude oil for a fee or to purchase and resell natural gas, NGLs, condensate, and crude oil for a margin. Operating expense is a separate measure used by our management to evaluate the operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities, and contract services comprise the most significant portion of our operating expenses. We exclude all operating expenses and depreciation and amortization related to our operating segments from adjusted gross margin because these expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. The GAAP measure most directly comparable to adjusted gross margin is gross margin. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin as determined in accordance with GAAP. Adjusted gross margin has important limitations because it excludes all operating expenses and depreciation and amortization related to our operating segments that affect gross margin. Our adjusted gross margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Year Ended December 31,
	2020	2019
Total revenues	$3,893.8	$6,052.9
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(2,388.5)	(4,392.5)
Operating expenses	(373.8)	(467.1)
Depreciation and amortization	(638.6)	(617.0)
Gross margin	492.9	576.3
Operating expenses	373.8	467.1
Depreciation and amortization	638.6	617.0
Adjusted gross margin	$1,505.3	$1,660.4
____________________________
(1)Excludes all operating expenses as well as depreciation and amortization related to our operating segments of $631.3 million and $608.6 million for the years ended December 31, 2020 and 2019, respectively.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus (less) interest expense, net of interest income; depreciation and amortization; impairments; loss on secured term loan receivable, (income) loss from unconsolidated affiliate investments; distributions from unconsolidated affiliate investments; (gain) loss on disposition of assets; (gain) loss on extinguishment of debt; unit-based compensation; income tax expense (benefit); unrealized (gain) loss on commodity swaps; (payments under onerous performance obligation); transaction costs; relocation costs associated with the War Horse processing facility; accretion expense associated with asset retirement obligations; (non-cash rent); and (non-controlling interest share of adjusted EBITDA from joint ventures). Adjusted EBITDA is the primary metric used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

Adjusted EBITDA does not include interest expense, net of interest income; income tax expense (benefit); and depreciation and amortization. Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate cash available for distribution. Because we have capital assets, depreciation and amortization are also necessary elements of our costs. Therefore, any measures that exclude these elements have material limitations. To compensate for these limitations, we believe that it is important to consider net income (loss) and net cash provided by operating activities as determined under GAAP, as well as adjusted EBITDA, to evaluate our overall performance.

The following table reconciles net loss to adjusted EBITDA (in millions):

	Year Ended December 31,
	2020	2019
Net loss	$(315.6)	$(999.6)
Interest expense, net of interest income	223.3	216.0
Depreciation and amortization	638.6	617.0
Impairments	362.8	1,133.5
Loss on secured term loan receivable (1)	—	52.9
(Income) loss from unconsolidated affiliate investments (2)	(0.6)	16.8
Distributions from unconsolidated affiliate investments	2.1	20.2
(Gain) loss on disposition of assets	8.8	(1.9)
Gain on extinguishment of debt	(32.0)	—
Unit-based compensation	28.4	39.4
Income tax expense	143.2	6.9
Unrealized loss on commodity swaps	10.5	0.1
Payments under onerous performance obligation offset to other current and long-term liabilities	—	(9.0)
Transaction costs (3)	—	13.9
Relocation costs associated with the War Horse processing facility (4)	0.8	—
Other (5)	(1.1)	(1.0)
Adjusted EBITDA before non-controlling interest	1,069.2	1,105.2
Non-controlling interest share of adjusted EBITDA from joint ventures (6)	(30.7)	(25.7)
Adjusted EBITDA, net to ENLC	$1,038.5	$1,079.5
____________________________
(1)We recorded a $52.9 million loss in our consolidated statement of operations for the year ended December 31, 2019 related to the write-off of the secured term loan receivable. For additional information regarding this transaction, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”
(2)Includes loss of $31.4 million for the year ended December 31, 2019 related to the impairment of the carrying value of the Cedar Cove JV.
(3)Represents transaction costs attributable to costs incurred related to the Merger in January 2019.
(4)Represents cost incurred related to the relocation of equipment and facilities from the Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that we expect to complete in 2021 and are not part of our ongoing operations.
(5)Includes accretion expense associated with asset retirement obligations and non-cash rent, which relates to lease incentives pro-rated over the lease term.
(6)Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV, and other minor non-controlling interests.

Distributable Cash Flow and Free Cash Flow After Distributions

We define distributable cash flow as adjusted EBITDA, net to ENLC, plus (less) (interest expense, net of interest income); (maintenance capital expenditures, excluding maintenance capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid); (payments to terminate interest rate swaps); non-cash interest (income)/expense; and (current income taxes).

Free cash flow after distributions is defined as distributable cash flow plus (less) (distributions declared on common units); (growth capital expenditures, excluding growth capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated joint ventures); proceeds from the sale of equipment and land; and (relocation costs associated with the War Horse processing facility).

Free cash flow after distributions is the principal cash flow metric used by the Company in its earnings announcements. In addition, distributable cash flow and free cash flow after distributions are used as supplemental liquidity measures by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, pay back our indebtedness, make cash distributions, and make capital expenditures.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA, distributable cash flow, and free cash flow after distributions (in millions):

	Year Ended December 31,
	2020	2019
Net cash provided by operating activities	$731.1	$991.9
Interest expense (1)	218.2	213.7
Payments to terminate interest rate swaps (2)	10.9	—
Accruals for settled commodity swap transactions	(4.3)	(2.4)
Current income tax expense	1.1	—
Distributions from unconsolidated affiliate investment in excess of earnings	0.5	3.7
Transaction costs (3)	—	13.9
Relocation costs associated with the War Horse processing facility (4)	0.8	—
Other (5)	(0.3)	(1.4)
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	6.4	(350.7)
Accounts payable, accrued product purchases, and other accrued liabilities (6)	104.8	236.5
Adjusted EBITDA before non-controlling interest	1,069.2	1,105.2
Non-controlling interest share of adjusted EBITDA from joint ventures (7)	(30.7)	(25.7)
Adjusted EBITDA, net to ENLC	1,038.5	1,079.5
Interest expense, net of interest income	(223.3)	(216.0)
Maintenance capital expenditures, net to ENLC (8)	(32.1)	(45.8)
ENLK preferred unit accrued cash distributions (9)	(91.4)	(91.7)
Payments to terminate interest rate swaps (2)	(10.9)	—
Other (10)	(0.9)	(2.2)
Distributable cash flow	679.9	723.8
Common distributions declared	(186.0)	(508.1)
Growth capital expenditures, net to ENLC (8)	(187.2)	(599.8)
Proceeds from the sale of equipment and land (11)	4.6	8.2
Relocation costs associated with the War Horse processing facility (4)	(0.8)	—
Free cash flow after distributions	$310.5	$(375.9)
____________________________
(1)Net of amortization of debt issuance costs and discount and premium, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income/(expense), which is netted against interest expense but not included in adjusted EBITDA.
(2)Represents cash paid for the early termination of $500.0 million of our interest rate swaps due to the partial repayment of the Term Loan in December 2020. See “Item 8. Financial Statements and Supplementary Data—Note 12” for information on the partial termination of our interest rate swaps.
(3)Represents transaction costs incurred related to the Merger in January 2019.
(4)Represents cost incurred related to the relocation of equipment and facilities from the Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that we expect to complete in 2021 and are not part of our ongoing operations.
(5)Includes amortization of designated cash flow hedge and non-cash rent, which relates to lease incentives pro-rated over the lease term.
(6)Net of payments under onerous performance obligation offset to other current and long-term liabilities during the year ended December 31, 2019.
(7)Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV, and other minor non-controlling interests.
(8)Excludes capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(9)Represents the cash distributions earned by the Series B Preferred Units and Series C Preferred Units. See “Item 8. Financial Statements and Supplementary Data—Note 8” for information on the cash distributions earned by holders of the Series B Preferred Units and Series C Preferred Units. Cash distributions to be paid to holders of the Series B Preferred Units and Series C Preferred Units are not available to common unitholders.
(10)Includes non-cash interest (income)/expense and current income tax expense.
(11)Represents proceeds from the sale of surplus or unused equipment and land. These sales occurred in the normal operation of our business and did not include major divestitures.

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the table below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2020
Gross margin	$44.9	$152.3	$197.4	$127.6	$(29.3)	$492.9

Add:
Depreciation and amortization	125.2	145.8	216.9	143.4	7.3	638.6
Segment profit	170.1	298.1	414.3	271.0	(22.0)	1,131.5
Operating expenses	94.2	120.0	82.2	77.4	—	373.8
Adjusted gross margin	$264.3	$418.1	$496.5	$348.4	$(22.0)	$1,505.3

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2019
Gross margin	$25.7	$139.8	$255.2	$149.6	$6.0	$576.3

Add:
Depreciation and amortization	119.8	154.1	194.9	139.8	8.4	617.0
Segment profit	145.5	293.9	450.1	289.4	14.4	1,193.3
Operating expenses	112.9	147.3	104.0	102.9	—	467.1
Adjusted gross margin	$258.4	$441.2	$554.1	$392.3	$14.4	$1,660.4

	Year Ended December 31,
	2020	2019
Midstream Volumes:
Permian Segment
Gathering and Transportation (MMbtu/d)	890,800	723,400
Processing (MMbtu/d)	899,000	771,400
Crude Oil Handling (Bbls/d)	116,200	132,000
Louisiana Segment
Gathering and Transportation (MMbtu/d)	1,993,900	2,050,000
Crude Oil Handling (Bbls/d)	16,900	18,900
NGL Fractionation (Gals/d)	7,597,800	7,341,700
Brine Disposal (Bbls/d)	1,300	2,700
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,116,500	1,302,200
Processing (MMbtu/d)	1,105,900	1,276,700
Crude Oil Handling (Bbls/d)	28,700	47,300
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,478,200	1,651,900
Processing (MMbtu/d)	671,000	750,500

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Gross Margin. Gross margin was $492.9 million for the year ended December 31, 2020 compared to $576.3 million for the year ended December 31, 2019, a decrease of $83.4 million. The primary contributors to the total decrease were as follows (in millions):
•Permian Segment. Gross margin was $44.9 million for the year ended December 31, 2020 compared to $25.7 million for the year ended December 31, 2019, an increase of $19.2 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $5.9 million, which was primarily driven by:

•A $5.9 million increase due to volume growth in our Delaware Basin crude assets.
•An $8.3 million increase related to volume growth from additional well connects on our Midland Basin gas assets.
•A $7.5 million increase related to volume growth from additional well connects on our Delaware Basin gas assets.

These increases were partially offset by a $15.8 million decrease on our South Texas assets primarily due to the expiration of an MVC provision in one of our contracts in July 2019 and the sale of the VEX assets in October 2020.

◦Operating expenses in the Permian segment decreased $18.7 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, construction fees and services, vehicle expenses, and sales and use tax.

◦Depreciation and amortization in the Permian segment increased $5.4 million primarily due to new assets placed into service, including the expansion to our Riptide processing plant and the completed construction of our Tiger plant.

•Louisiana Segment. Gross margin was $152.3 million for the year ended December 31, 2020 compared to $139.8 million for the year ended December 31, 2019, an increase of $12.5 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment decreased $23.1 million, resulting from:

•A $12.8 million decrease from our Louisiana gas assets due to the expiration of certain firm transportation contracts, and decreased gathering and transportation volumes.
•A $16.9 million decrease from our ORV crude assets primarily due to lower volumes.

These decreases were partially offset by a $6.6 million increase from our NGL transmission and fractionation assets, which was primarily due to higher volumes that resulted from the completion of the Cajun-Sibon pipeline expansion in April 2019 and a settlement payment received as the result of a contract dispute in the amount of $5.5 million.

◦Operating expenses in the Louisiana segment decreased $27.3 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, utilities, construction fees and services, compressor rentals, and vehicle expenses.

◦Depreciation and amortization in the Louisiana segment decreased $8.3 million primarily due to the impairment of Louisiana segment assets in the first quarter of 2020.

•Oklahoma Segment. Gross margin was $197.4 million for the year ended December 31, 2020 compared to $255.2 million for the year ended December 31, 2019, a decrease of $57.8 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment decreased $57.6 million, resulting from:

•A $5.9 million decrease due to volume decline in our Oklahoma crude assets primarily due to lower volumes from our existing customers.
•A $51.7 million decrease due to volume decline in our Oklahoma gas assets primarily due to lower volumes from our existing customers.

◦Operating expenses in the Oklahoma segment decreased $21.8 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, construction fees and services, and compressor rentals.

◦Depreciation and amortization in the Oklahoma segment increased $22.0 million primarily due to the Thunderbird plant, which was operational in June 2019, as well as a change in the estimated useful lives of certain non-core assets.

•North Texas Segment. Gross margin was $127.6 million for the year ended December 31, 2020 compared to $149.6 million for the year ended December 31, 2019, a decrease of $22.0 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment decreased $43.9 million, which was primarily due to volume declines resulting from limited new drilling in the region.

◦Operating expenses in the North Texas segment decreased $25.5 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, operations and maintenance, fees and services, sales and use tax, ad valorem taxes, and compressor rentals.

◦Depreciation and amortization in the North Texas segment increased $3.6 million primarily due to a change in the estimated useful lives of certain non-core assets and the conclusion of a finance lease in the North Texas segment in 2019.

•Corporate Segment. Gross margin was negative $29.3 million for the year ended December 31, 2020 compared to $6.0 million for the year ended December 31, 2019, a decrease of $35.3 million primarily due to the following:

◦Adjusted gross margin in the Corporate segment decreased $36.4 million, which was primarily due to the changes in fair value of our commodity swaps between the periods as summarized below (in millions):

	Year Ended December 31,
	2020	2019
Realized swaps:
Crude swaps	$(3.2)	$11.7
NGL swaps	(6.7)	6.5
Gas swaps	(1.6)	(3.7)
Realized gain (loss) on derivatives	(11.5)	14.5

Unrealized swaps:
Crude swaps	3.1	(0.3)
NGL swaps	(15.7)	(3.5)
Gas swaps	2.1	3.7
Change in fair value of derivatives	(10.5)	(0.1)

Gain (loss) on derivative activity	$(22.0)	$14.4

MVC Revenue. Revenue recorded for the shortfall between actual product volumes and the MVCs were as follows (in millions):

	Year Ended December 31,
	2020	2019
Permian segment	$1.0	$9.4
Oklahoma segment	56.2	10.3
Total	$57.2	$19.7

Impairments. For the year ended December 31, 2020, we recognized impairment expense related to goodwill; property and equipment, including cancelled projects; and lease right-of-use assets. For the year ended December 31, 2019, we recognized impairment expense related to goodwill and property and equipment. Impairment expense is composed of the following amounts (in millions):

	Year Ended December 31,
	2020	2019
Goodwill impairment (1)	$184.6	$1,125.6
Property and equipment impairment (2)	168.0	7.9
Lease right-of-use asset impairment (3)	6.8	—
Cancelled projects (2)	3.4	—
Total impairments	$362.8	$1,133.5
____________________________
(1)For additional information see “Item 8. Financial Statements and Supplementary Data—Note 3.”
(2)For additional information see “Item 8. Financial Statements and Supplementary Data—Note 2.”
(3)For additional information see “Item 8. Financial Statements and Supplementary Data—Note 5.”

Gain (loss) on disposition of assets. For the year ended December 31, 2020, we recorded an $8.8 million loss on disposition of assets primarily related to the sale of our non-core crude pipeline assets in South Texas. For the year ended December 31, 2019, we recorded a $1.9 million gain on disposition of assets primarily related to sale of non-core assets.

General and administrative expenses. General and administrative expenses were $103.3 million for the year ended December 31, 2020 compared to $152.6 million for the year ended December 31, 2019, a decrease of $49.3 million. The primary contributors to the decrease were as follows:

•Transaction costs decreased $13.9 million, which was primarily due to costs incurred related to the Merger, which closed during the first quarter of 2019.

•Labor costs and unit-based compensation decreased $24.5 million due to reductions in workforce and lower bonus accrual.

•Expenses related to fees and services, travel, rents and leases, and insurance decreased $8.7 million, which was primarily due to general cost saving initiatives.

Loss on secured term loan receivable. We have recorded a $52.9 million loss in our consolidated statement of operations for the year ended December 31, 2019 related to the write-off of the White Star secured term loan receivable. For additional information regarding this transaction, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

Interest Expense. Interest expense was $223.3 million for the year ended December 31, 2020 compared to $216.0 million for the year ended December 31, 2019, an increase of $7.3 million, or 3.4%. Net interest expense consisted of the following (in millions):

	Year Ended December 31,
	2020	2019
ENLC and ENLK senior notes	$175.0	$171.4
Term Loan	17.5	32.5
Consolidated Credit Facility	13.9	13.9
AR Facility	0.9	—
Capitalized interest	(3.4)	(5.8)
Amortization of debt issuance costs, net (premium) discount of notes	4.6	4.9
Interest rate swaps - realized	14.5	0.4
Other	0.3	(1.3)
Total interest expense, net of interest income	$223.3	$216.0

Gain on extinguishment of debt. We recognized a gain on extinguishment of debt of $32.0 million for the year ended December 31, 2020 due to repurchases of the 2024, 2025, 2026, and 2029 Notes in open market transactions. See “Item 8. Financial Statements and Supplementary Data—Note 6” for additional information.

Income (loss) from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $0.6 million for the year ended December 31, 2020 compared to a loss of $16.8 million for the year ended December 31, 2019, an increase in income of $17.4 million. The increase in income was primarily due to a $31.4 million impairment of the carrying value of the Cedar Cove JV for the year ended December 31, 2019, as we determined that the carrying value of our investment was not recoverable based on the forecasted cash flows from the Cedar Cove JV. This was partially offset by a reduction in income of $13.5 million from our GCF investment as a result of lower fractionation revenues. See “Item 8. Financial Statements and Supplementary Data—Note 10” for additional information.

Income Tax Benefit (Expense). Income tax expense was $143.2 million for the year ended December 31, 2020 compared to income tax expense of $6.9 million for the year ended December 31, 2019, an increase of tax expense of $136.3 million primarily due to a change in the valuation allowance recorded on our deferred tax assets. See “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Net Income (Loss) Attributable to Non-controlling Interest. Net income attributable to non-controlling interest was $105.9 million for the year ended December 31, 2020 compared to net income of $119.7 million for the year ended December 31, 2019, a decrease of $13.8 million. This decrease was primarily due to the conversion of ENLK common units into ENLC common units as a result of the Merger in the first quarter of 2019. Subsequent to the Merger, ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of the Ascension JV, and other minor non-controlling interests.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment, intangible assets, equity method investments, and lease right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs. For additional information about our long-lived asset impairment tests, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

Property and Equipment Impairments. During March 2020, we determined that a sustained decline in our unit price and weakness in the overall energy sector, driven by low commodity prices and lower consumer demand due to the COVID-19 pandemic, caused a change in circumstances warranting an interim impairment test related to our property and equipment carrying amounts. For the year ended December 31, 2020, we recognized a $168.0 million impairment on property and equipment related to a portion of our Louisiana reporting segment because the carrying amounts were not recoverable based on our expected future cash flows, and $3.4 million of impairments related to certain cancelled projects. For the year ended December 31, 2019, we recognized a $7.9 million impairment on property and equipment related to certain decommissioned and removed non-core assets.

Lease Right-of-Use Asset Impairment. During the fourth quarter of 2020, we determined that we would cease using a portion of our Dallas, Houston, and Midland offices. We are attempting to sublease the vacated space; however, as we believe the terms of a sublease would be below our current rental rates, we evaluated the related right-of-use assets for impairment by comparing the estimated fair values of the right-of-use assets to their carrying values. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included estimated future cash flows and a discount rate derived from market data. As the carrying value of each right-of-use asset exceeded its estimated fair value, we recognized impairment expense of $6.8 million for the year ended December 31, 2020.

To the extent conditions further deteriorate in the current worldwide economic and commodity price environment, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, which could result in further impairment charges.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $731.1 million for the year ended December 31, 2020 compared to $991.9 million for the year ended December 31, 2019. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Year Ended December 31,
	2020	2019
Operating cash flows before working capital	$842.3	$886.7
Changes in working capital	(111.2)	105.2

Operating cash flows before changes in working capital decreased $44.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The primary contributors to the decrease in operating cash flows were as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity swap activity, and unit-based compensation, decreased $49.1 million. For more information regarding the changes in gross margin for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Results of Operations.”

•Distribution of earnings from unconsolidated affiliates decreased $14.9 million.

•Interest expense, excluding amortization of debt issue costs and net discounts, increased $7.6 million.

•A $10.9 million cash payment for the early termination of $500.0 million of our interest rate swaps due to the partial repayment of the Term Loan in December 2020.

These changes to operating cash flows were offset by the following:

•General and administrative expenses excluding unit-based compensation decreased $37.9 million, primarily due to a reduction in costs across our platform, reductions in workforce, and transaction costs related to the Merger in 2019. For more information, see “Results of Operations.”

The changes in working capital for the years ended December 31, 2020 and 2019 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Historically, we have had net operating losses that eliminated substantially all of our taxable income, and thus, we have not historically paid significant amounts of income taxes. We anticipate generating net operating losses for tax purposes during 2021, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event that we do generate taxable income that exceeds our utilizable net operating loss carryforwards, federal and state income tax liabilities will increase cash taxes paid. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Cash Flows from Investing Activities. Net cash used in investing activities was $317.7 million for the year ended December 31, 2020 compared to $741.5 million for the year ended December 31, 2019. The primary contributors to the decrease in investing cash flows were as follows:

•Capital expenditures decreased from $754.9 million for the year ended December 31, 2019 to $302.2 million for the year ended December 31, 2020. The decrease was primarily due to higher overall capital expenditures in 2019 related to the Lobo III cryogenic gas processing plant expansion, the Thunderbird plant, the expansion of the Cajun-Sibon NGL pipeline, and the expansion of the Riptide processing plant, compared to the capital expenditures in 2020 related to an additional expansion of the Riptide processing plant and the completion of the Tiger plant.

•Proceeds from the sale of assets increased from $14.3 million for the year ended December 31, 2019 to $17.6 million for the year ended December 31, 2020 related to the sale of non-core assets for each period.

These decreases to investing cash flows were partially offset by $32.3 million related to cash paid for the acquisition of assets for the year ended December 31, 2020.

Cash Flows from Financing Activities. Net cash used in financing activities was $451.2 million for the year ended December 31, 2020 compared to $273.4 million for the year ended December 31, 2019. Our primary financing activities consisted of the following (in millions):

	Year Ended December 31,
	2020	2019
Net borrowings on the AR Facility (1)	$250.0	$—
Net borrowings on ENLC senior unsecured notes (1)	499.2	500.0
Net repayments on the Term Loan (1)	(500.0)	—
Net borrowings (repayments) on the Consolidated Credit Facility (1)	(350.0)	350.0
Net repurchases on ENLK’s senior unsecured notes (1)	(35.2)	—
Net repayments on ENLK’s 2019 unsecured senior notes (1)	—	(400.0)
Net repayments on the ENLC Credit Facility	—	(111.4)
Debt financing costs	(7.7)	(10.0)
Distributions to Series B and Series C Preferred unitholders (2)	(91.3)	(91.4)
Distributions to joint venture partners (3)	(29.9)	(24.1)
Distributions to members	(232.7)	(467.2)
Contributions by non-controlling interest (4)	52.6	97.5
Common unit repurchases (5)	(1.2)	—
Distributions to ENLK common units held by public unitholders (6)	—	(105.0)
____________________________
(1)See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding the AR Facility, the Term Loan, the Consolidated Credit Facility, and the senior unsecured notes.
(2)See “Item 8. Financial Statements and Supplementary Data—Note 8” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units.
(3)Represents distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to other non-controlling interests.
(4)Represents contributions from NGP to the Delaware Basin JV.
(5)See “Item 8. Financial Statements and Supplementary Data—Note 9” for more information regarding the ENLC common unit repurchase program.
(6)Subsequent to the closing of the Merger, ENLK no longer has publicly held common units.

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

We expect our 2021 capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $115 million to $155 million, which is net of approximately $3 million to $5 million from our joint venture partners. Our primary capital projects for 2021 include continued development of our existing systems through well connects and other small projects. Additionally, we expect to incur $25 million of operating expenses related to the movement of equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin, which is not included in our expected 2021 capital expenditures.

We expect to fund capital expenditures from operating cash flows and capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities. In 2021, it is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2020 and 2019.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2020 is as follows (in millions):

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,032.3	$—	$—	$—	$521.8	$720.8	$2,789.7
Term Loan (1)	350.0	350.0	—	—	—	—	—
Consolidated Credit Facility (2)	—	—	—	—	—	—	—
AR Facility (3)	250.0	—	—	250.0	—	—	—
Interest payable on fixed long-term debt obligations	2,523.2	188.2	201.2	201.2	189.7	163.3	1,579.6
Operating lease obligations	121.7	19.6	13.7	10.2	9.5	9.8	58.9
Purchase obligations	2.0	2.0	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (4)	156.4	41.4	31.9	28.1	19.0	16.0	20.0
Inactive easement commitment (5)	10.0	—	10.0	—	—	—	—
Total contractual obligations	$7,445.6	$601.2	$256.8	$489.5	$740.0	$909.9	$4,448.2
____________________________
(1)The Term Loan matures on December 10, 2021.
(2)The Consolidated Credit Facility will mature on January 25, 2024. As of December 31, 2020, there were no amounts outstanding under the Consolidated Credit Facility.
(3)The AR Facility is scheduled to terminate on October 20, 2023.
(4)Consists of pipeline capacity payments for firm transportation and deficiency agreements.
(5)Amounts related to inactive easements paid as utilized by us with balance due in 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount that is not already disclosed in the table above.

The interest payable related to the Consolidated Credit Facility, the Term Loan, and the AR Facility are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Consolidated Credit Facility, the Term Loan, and the AR Facility, which vary from time to time.

Our contractual cash obligations for 2021 are expected to be funded from cash flows generated from our operations and the available capacity under Consolidated Credit Facility or other debt sources.

Indebtedness

In October 2020, we entered into the AR Facility, which is a three-year committed accounts receivable securitization facility of up to $250.0 million. As of December 31, 2020, there was $250.0 million in outstanding borrowings under the AR Facility.

As of December 31, 2020, there were no outstanding borrowings under the Consolidated Credit Facility and $22.2 million in outstanding letters of credit.

In addition, as of December 31, 2020, we have $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047 and $350.0 million in outstanding principal on the Term Loan.

Guarantees. The amounts outstanding on our senior unsecured notes, the Term Loan, and the Consolidated Credit Facility are guaranteed in full by our subsidiary ENLK, including 105% of any letters of credit outstanding on the Consolidated Credit Facility. ENLK’s guarantees of these amounts are full, irrevocable, unconditional, and absolute, and cover all payment obligations arising under the senior unsecured notes, the Term Loan, and the Consolidated Credit Facility. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness of ENLK.

ENLC’s material assets consist of all of the outstanding common units of ENLK and all of the membership interests of the General Partner. Other than these equity interests, all of our material assets and operations are held by our non-guarantor operating subsidiaries. ENLK, directly and indirectly, owns all of these non-guarantor operating subsidiaries, which in some cases are joint ventures that are partially owned by a third party. As a result, the assets, liabilities, and results of operations of ENLK are not materially different than the corresponding amounts presented in our consolidated financial statements.

As of December 31, 2020, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK related to taxation of ENLC, the elimination of intercompany borrowings, and impairment of goodwill that only existed at ENLC.

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

Inflation

Inflation in the United States has been relatively low in recent years in the economy as a whole. The midstream natural gas industry’s labor and material costs remained relatively unchanged in 2019 and 2020. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and may increase the cost to acquire or replace property and equipment and may increase the costs of labor and supplies. To the extent permitted by competition, regulation, and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees.

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

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Annual Report constitute forward-looking statements, including but not limited to statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,”

“anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, future cost savings or operational initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of the COVID-19 pandemic on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operation, or cash flows, include, without limitation, (a) the impact of the ongoing coronavirus (COVID-19) outbreak on our business, financial condition, and results of operation, (b) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (c) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (d) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (e) the dependence on Devon for a substantial portion of the natural gas and crude that we gather, process, and transport, (f) developments that materially and adversely affect Devon or other customers, (g) adverse developments in the midstream business that may reduce our ability to make distributions, (h) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (i) decreases in the volumes that we gather, process, fractionate, or transport, (j) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (k) our ability to receive or renew required permits and other approvals, (l) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (m) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (n) changes in the availability and cost of capital, including as a result of a change in our credit rating, (o) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (p) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (q) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (r) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (s) impairments to goodwill, long-lived assets and equity method investments, and (t) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Annual Report, the risk factors set forth in “Item 1A. Risk Factors” may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

In particular, on October 18, 2011, the CFTC adopted final rules under the Dodd-Frank Act establishing position limits for certain energy commodity futures and options contracts and economically equivalent swaps, futures and options. The position limit levels set the maximum amount of covered contracts that a trader may own or control separately or in combination, net long or short. The final rules also contained limited exemptions from position limits which would be phased in over time for certain bona fide hedging transactions and positions. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC proposed new rules in February 2020 (withdrawing previously proposed rules) that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. The CFTC adopted the proposed rules, with certain modifications, effective March 2021.

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

Commodity Price Risk

Commodity prices were volatile during 2020. Crude oil prices decreased 21% while weighted average NGL prices and natural gas prices each increased 20% from January 1, 2020 to December 31, 2020. We expect continued volatility in these commodity prices. For example, see the table below for the range of closing prices for crude oil, NGL, and natural gas during 2020.

Commodity	Closing Price	Date
Crude oil (high) (1)	$63.27	January 6, 2020
Crude oil (low) (1)	$(37.63)	April 20, 2020
Crude oil (average) (1)(4)	$39.28	Not applicable
NGL (high) (2)	$0.48	December 31, 2020
NGL (low) (2)	$0.10	March 23, 2020
NGL (average) (2)(4)	$0.31	Not applicable
Natural gas (high) (3)	$3.35	October 30, 2020
Natural gas (low) (3)	$1.48	June 25, 2020
Natural gas (average) (3)(4)	$2.13	Not applicable
____________________________
(1)Crude oil closing prices based on the NYMEX futures daily close prices.
(2)Weighted average NGL gas closing prices based on the Oil Price Information Service Napoleonville daily average spot liquids prices.
(3)Natural gas closing prices based on Gas Daily Henry Hub closing prices.
(4)The average closing price was computed by taking the sum of the closing prices of each trading day divided by the number of trading days during the period presented.

Changes in commodity prices may indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of gas, NGLs, crude oil, and condensate connected to or near our assets and on our fees earned for transportation between certain market centers. Low prices for these products could reduce the demand for our services and volumes in our systems. The volatility in commodity prices may cause our adjusted gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes.

We are subject to risks due to fluctuations in commodity prices. Approximately 94% of our adjusted gross margin for the year ended December 31, 2020 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently process gas under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts: Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume processed or (2) arrangements where we purchase and resell commodities in connection with providing the related processing service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities.

2.Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the year ended December 31, 2020, less than 1% of our adjusted gross margin was generated from processing margin contracts.

3.POL contracts: Under these contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Therefore, our margins from these contracts are greater during periods of high liquids prices. Our margins from processing cannot become negative under POL contracts, but they do decline during periods of low liquids prices.

4.POP contracts: Under these contracts, we receive a fee in the form of a portion of the proceeds of the sale of natural gas and liquids. Therefore, our margins from these contracts are greater during periods of high natural gas and liquids prices. Our margins from processing cannot become negative under POP contracts, but they do decline during periods of low natural gas and liquids prices.

For the year ended December 31, 2020, approximately 5% of our adjusted gross margin was generated from POL or POP contracts.

Our primary commodity risk management objective is to reduce volatility in our cash flows. We maintain a risk management committee, including members of senior management, which oversees all hedging activity. We enter into hedges for natural gas, crude and condensate, and NGLs using OTC derivative financial instruments with only certain well-capitalized counterparties, which have been approved in accordance with our commodity risk management policy.

We have hedged our exposure to fluctuations in prices for natural gas, NGLs, and crude oil volumes produced for our account. We have tailored our hedges to generally match the product composition and the delivery points to those of our physical equity volumes. The hedges cover specific products based upon our expected equity composition.

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2020. These derivative instruments mitigate the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
January 2021 - December 2021	Ethane	1,160 (MBbls)	$0.2092/Gal	Index	$(1.2)
January 2021 - December 2021	Propane	1,385 (MBbls)	Index	$0.7069/Gal	(10.1)
January 2021 - October 2021	Normal butane	474 (MBbls)	Index	$0.7551/Gal	(2.6)
January 2021 - February 2021	Natural gasoline	100 (MBbls)	Index	$1.0939/Gal	(0.6)
January 2021 - January 2022	Natural gas	73,027 (MMbtu/d)	Index	$2.4515/MMbtu	2.6
January 2021 - January 2022	Crude and condensate	4,990 (MBbls)	Index	$48.28/Bbl	0.5
January 2021 - December 2022	Crude and condensate	7,658 (MBbls)	$1.861/Bbl	Index (2)	9.3
					$(2.1)
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

As of December 31, 2020, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value liability of $2.1 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $8.0 million in the net fair value of these contracts as of December 31, 2020.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility, the Term Loan, and the AR Facility. At December 31, 2020, we had $350.0 million and $250.0 million in outstanding borrowings under the Term Loan and the AR Facility, respectively. At December 31, 2020, we had no outstanding borrowings under the Consolidated Credit Facility.

In April 2019, we entered into $850.0 million of interest rate swaps to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. These swaps have been designated as cash flow hedges. In December 2020, in connection with the partial repayment of the Term Loan, we terminated $500.0 million of the $850.0 million interest rate swaps. See “Item 8. Financial Statements and Supplementary Data—Note 12” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $3.5 million for the Term Loan. This change in interest expense would be partially offset by a $3.5 million change related to our open interest rate swap hedge. The AR Facility has a LIBOR floor of 0.375%. A 1.0% increase or decrease in interest rates once LIBOR exceeds the 0.375% floor would change our annualized interest expense by $2.5 million.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028 and 2029 as these are fixed-rate obligations. As of December 31, 2020, the estimated fair value of the senior unsecured notes was approximately $3,718.2 million, based on the market prices of ENLK’s and our publicly traded debt at December 31, 2020. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $236.3 million decrease in fair value of the senior unsecured notes at December 31, 2020. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information on our outstanding indebtedness.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 2(p) to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification 842, Leases.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of the carrying value of property and equipment

As discussed in Note 2 to the consolidated financial statements, the property and equipment balance at December 31, 2020 was $6,652.1 million. The Company evaluates long-lived assets of identifiable business activities for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value. Based upon the analysis performed, the Company recognized impairment expense of $168.0 million during the first quarter of 2020 on property and equipment related to a certain asset group in the Louisiana reporting unit.

We identified the evaluation of the recoverability of the carrying value of property and equipment as a critical audit matter. A high degree of judgment was required in evaluating the estimated fair value of a certain asset group in the Louisiana reporting unit. The key assumptions of forecasted adjusted gross margins, discount rate, and terminal multiple were challenging to evaluate as the estimated fair value of the asset group was sensitive to minor changes in these key assumptions. Additionally, the forecasted adjusted gross margins were based on certain internally developed assumptions for which there is limited market information.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment evaluation process including controls related to the development of forecasted adjusted gross margins, discount rate, and terminal multiple used to estimate the fair value of the asset group. We compared the Company’s historical cash flow forecasts to actual results to assess the Company’s ability to accurately forecast. We assessed the Company’s forecasted adjusted gross margins by comparing to historical results, active contracts, and third party forecasts of natural gas, crude oil, and condensate available to the asset group. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company’s selected discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities

•evaluating the Company’s selected terminal multiple by comparing it to publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
February 17, 2021

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$39.6	$77.4
Accounts receivable:
Trade, net of allowance for bad debt of $0.5 and $0.5, respectively	80.6	36.2
Accrued revenue and other	447.5	460.1
Fair value of derivative assets	25.0	12.9
Other current assets	58.7	57.8
Total current assets	651.4	644.4
Property and equipment, net of accumulated depreciation of $3,863.0 and $3,418.6, respectively	6,652.1	7,081.3
Intangible assets, net of accumulated amortization of $668.8 and $545.9, respectively	1,125.4	1,249.9
Goodwill	—	184.6
Investment in unconsolidated affiliates	41.6	43.1
Fair value of derivative assets	4.9	4.3
Other assets, net	75.5	128.2
Total assets	$8,550.9	$9,335.8
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$60.5	$70.6
Accounts payable to related party	1.0	1.1
Accrued gas, NGLs, condensate, and crude oil purchases	290.5	354.8
Fair value of derivative liabilities	37.1	14.4
Current maturities of long-term debt	349.8	—
Other current liabilities	149.1	206.2
Total current liabilities	888.0	647.1
Long-term debt	4,244.0	4,764.3
Asset retirement obligations	14.2	15.5
Other long-term liabilities	80.6	90.8
Deferred tax liability, net	108.6	—
Fair value of derivative liabilities	2.5	6.8

Redeemable non-controlling interest	—	5.2

Members’ equity:
Members’ equity (489,381,149 and 487,791,612 units issued and outstanding, respectively)	1,508.8	2,135.5
Accumulated other comprehensive loss	(15.3)	(11.0)
Non-controlling interest	1,719.5	1,681.6
Total members’ equity	3,213.0	3,806.1
Commitments and contingencies (Note 14)
Total liabilities and members’ equity	$8,550.9	$9,335.8

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Product sales	$2,977.5	$5,030.1	$6,512.3
Product sales—related parties	—	—	41.0
Midstream services	938.3	1,008.4	763.3
Midstream services—related parties	—	—	377.2
Gain (loss) on derivative activity	(22.0)	14.4	5.2
Total revenues	3,893.8	6,052.9	7,699.0
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	2,388.5	4,392.5	6,008.0
Operating expenses	373.8	467.1	453.4
Depreciation and amortization	638.6	617.0	577.3
Impairments	362.8	1,133.5	365.8
(Gain) loss on disposition of assets	8.8	(1.9)	0.4
General and administrative	103.3	152.6	140.3
Loss on secured term loan receivable	—	52.9	—
Total operating costs and expenses	3,875.8	6,813.7	7,545.2
Operating income (loss)	18.0	(760.8)	153.8
Other income (expense):
Interest expense, net of interest income	(223.3)	(216.0)	(182.3)
Gain on extinguishment of debt	32.0	—	—
Income (loss) from unconsolidated affiliates	0.6	(16.8)	13.3
Other income	0.3	0.9	0.6
Total other expense	(190.4)	(231.9)	(168.4)
Loss before non-controlling interest and income taxes	(172.4)	(992.7)	(14.6)
Income tax expense	(143.2)	(6.9)	(18.2)
Net loss	(315.6)	(999.6)	(32.8)
Net income (loss) attributable to non-controlling interest	105.9	119.7	(19.6)
Net loss attributable to ENLC	$(421.5)	$(1,119.3)	$(13.2)
Net loss attributable to ENLC per unit:
Basic common unit	$(0.86)	$(2.41)	$(0.07)
Diluted common unit	$(0.86)	$(2.41)	$(0.07)
____________________________
(1)Includes related party cost of sales of $8.7 million, $21.7 million, and $114.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $631.3 million, $608.6 million, and $568.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive loss
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(315.6)	$(999.6)	$(32.8)
Loss on designated cash flow hedge (1)	(4.3)	(9.0)	—
Comprehensive loss	(319.9)	(1,008.6)	(32.8)
Comprehensive income (loss) attributable to non-controlling interest	105.9	119.7	(19.6)
Comprehensive loss attributable to ENLC	$(425.8)	$(1,128.3)	$(13.2)
____________________________
(1)The loss on designated cash flow hedge recorded in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019 was net of a tax benefit of $1.3 million and $3.4 million, respectively

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2017	$1,924.2	180.6	$(2.0)	$3,634.5	$5,556.7	$4.6
Issuance of common units by ENLK	—	—	—	46.1	46.1	—
Conversion of restricted units for common units, net of units withheld for taxes	(5.7)	0.7	—	(5.6)	(11.3)	—
Unit-based compensation	20.5	—	—	21.4	41.9	—
Change in equity due to issuance of units by ENLK	0.7	—	—	(0.6)	0.1	—
Contributions from non-controlling interests	—	—	—	90.2	90.2	—
Distributions	(194.8)	—	—	(517.2)	(712.0)	—
Fair value adjustment related to redeemable non-controlling interest	(0.8)	—	—	(3.3)	(4.1)	4.1
Net income (loss)	(13.2)	—	—	(20.2)	(33.4)	0.6
Balance, December 31, 2018	1,730.9	181.3	(2.0)	3,245.3	4,974.2	9.3
Adoption of ASC 842	0.3	—	—	—	0.3	—
Balance, January 1, 2019	1,731.2	181.3	(2.0)	3,245.3	4,974.5	9.3
Issuance of common units for ENLK public common units related to the Merger	1,958.1	304.9	—	(1,559.1)	399.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(7.8)	1.6	—	(2.8)	(10.6)	—
Unit-based compensation	37.5	—	—	1.4	38.9	—
Contributions from non-controlling interests	—	—	—	97.5	97.5	—
Distributions	(467.2)	—	—	(220.2)	(687.4)	(0.3)
Loss on designated cash flow hedge (1)	—	—	(9.0)	—	(9.0)	—
Fair value adjustment related to redeemable non-controlling interest	3.0	—	—	—	3.0	(4.0)
Net income (loss)	(1,119.3)	—	—	119.5	(999.8)	0.2
Balance, December 31, 2019	$2,135.5	487.8	$(11.0)	$1,681.6	$3,806.1	$5.2
____________________________
(1)Includes a tax benefit of $3.4 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2019	$2,135.5	487.8	$(11.0)	$1,681.6	$3,806.1	$5.2
Conversion of restricted units for common units, net of units withheld for taxes	(4.7)	2.0	—	—	(4.7)	—
Unit-based compensation	33.0	—	—	—	33.0	—
Contributions from non-controlling interests	—	—	—	52.6	52.6	—
Distributions	(232.7)	—	—	(120.6)	(353.3)	(0.6)
Loss on designated cash flow hedge (1)	—	—	(4.3)	—	(4.3)	—
Fair value adjustment related to redeemable non-controlling interest	0.4	—	—	—	0.4	(0.6)
Redemption of non-controlling interest	—	—	—	—	—	(4.0)
Common units repurchased	(1.2)	(0.4)	—	—	(1.2)	—
Net income (loss)	(421.5)	—	—	105.9	(315.6)	—
Balance, December 31, 2020	$1,508.8	489.4	$(15.3)	$1,719.5	$3,213.0	$—
____________________________
(1)Includes a tax benefit of $1.3 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(315.6)	$(999.6)	$(32.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	362.8	1,133.5	365.8
Depreciation and amortization	638.6	617.0	577.3
Loss on secured term loan receivable	—	52.9	—
Non-cash revenue from contract restructuring	—	—	(45.5)
(Gain) loss on disposition of assets	8.8	(1.9)	0.4
Non-cash unit-based compensation	28.4	39.4	41.1
Payments to terminate interest rate swaps	(10.9)	—	—
Deferred tax expense	142.1	6.9	16.3
(Gain) loss on derivative activity recognized in net loss	22.0	(14.4)	(5.2)
Cash settlements on derivatives	(7.2)	16.9	(7.0)
Gain on extinguishment of debt	(32.0)	—	—
Amortization of debt issuance costs, net (premium) discount of notes	4.6	4.9	4.3
Distribution of earnings from unconsolidated affiliates	1.6	16.5	15.8
(Income) loss from unconsolidated affiliates	(0.6)	16.8	(13.3)
Other operating activities	(0.3)	(2.2)	(2.6)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	(21.5)	337.1	(113.1)
Natural gas and NGLs inventory, prepaid expenses, and other	15.1	13.6	(12.2)
Accounts payable, accrued product purchases, and other accrued liabilities	(104.8)	(245.5)	58.3
Net cash provided by operating activities	731.1	991.9	847.6
Cash flows from investing activities:
Additions to property and equipment	(302.2)	(754.9)	(843.1)
Acquisition of assets	(32.3)	—	—
Proceeds from sale of property	17.6	14.3	1.9
Distribution from unconsolidated affiliates in excess of earnings	0.5	3.7	6.9
Other investing activities	(1.3)	(4.6)	8.0
Net cash used in investing activities	(317.7)	(741.5)	(826.3)
Cash flows from financing activities:
Proceeds from borrowings	1,650.0	3,310.0	3,946.8
Payments on borrowings	(1,786.0)	(2,971.4)	(3,060.0)
Payment of installment payable for EOGP acquisition	—	—	(250.0)
Debt financing costs	(7.7)	(10.0)	(1.9)
Distributions to non-controlling interests	(121.2)	(220.5)	(517.2)
Distribution to members	(232.7)	(467.2)	(194.8)
Conversion of restricted units, net of units withheld for taxes	(4.7)	(7.8)	(5.7)
Proceeds from issuance of ENLK common units	—	—	46.1
Contributions by non-controlling interests	52.6	97.5	90.2
Common unit repurchases	(1.2)	—	—
Other financing activities	(0.3)	(4.0)	(5.6)
Net cash provided by (used in) financing activities	(451.2)	(273.4)	47.9
Net increase (decrease) in cash and cash equivalents	(37.8)	(23.0)	69.2
Cash and cash equivalents, beginning of period	77.4	100.4	31.2
Cash and cash equivalents, end of period	$39.6	$77.4	$100.4

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

GIP Transaction

On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP. As a result of the transaction:

•GIP, through GIP III Stetson I, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLK and the Managing Member, which, as of the closing date, amounted to 100% of the outstanding limited liability company interests in the Managing Member and approximately 23.1% of the outstanding limited partner interests in ENLK;

•GIP, through GIP III Stetson II, L.P., acquired all of the equity interests held by subsidiaries of Devon in ENLC, which, as of the closing date, amounted to approximately 63.8% of the outstanding limited liability company interests in ENLC; and

•Through this transaction, GIP acquired control of (i) the Managing Member, (ii) ENLC, and (iii) ENLK, as a result of ENLC’s ownership of the General Partner.

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

•Certain terms of the Series B Preferred Units were modified pursuant to an amended partnership agreement of ENLK. See “Note 8—Certain Provisions of the Partnership Agreement” for additional information regarding the modified terms of the Series B Preferred Units.

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

•We were required to allocate the goodwill in our Corporate reporting unit previously associated with the incentive distribution rights in ENLK granted to the General Partner which were created in connection with the Devon Transaction, to the Permian, Louisiana, Oklahoma, and North Texas reporting units. See “Note 3—Goodwill and Intangible Assets” for more information on this transaction.

•We reduced our deferred tax liability by $399.0 million related to ENLC’s step-up in basis of ENLK’s underlying assets with the offsetting credit in members’ equity. See “Note 7—Income Taxes” for more information on the deferred tax liabilities.

(b) Nature of Business

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

Our midstream energy asset network includes approximately 11,900 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 290,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

(c) Current Market Environment

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The ongoing pandemic has reached every region of the globe and has resulted in widespread adverse impacts on the global economy, on the energy industry as a whole and on midstream companies, and on our customers, suppliers, and other parties with whom we have business relations. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, have resulted in a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas and NGLs, and a significant reduction in the market price of crude oil during the first half of 2020. As a result of the demand destruction, reduced commodity prices, and an uncertain timeline for full recovery, many oil and natural gas producers, including some of our customers, curtailed their current drilling and production activity and reduced or slowed down their plans for future drilling and production activity. As a result of these decreases in producer activity, we experienced reduced volumes gathered, processed, fractionated, and transported on our assets in some of the regions that supply our systems during the first half of 2020. Although volumes have since been restored nearly to pre-pandemic levels, capital investments by oil and natural gas producers remain at low levels.

There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions and the extent and duration of changes in consumer behavior, such as the reluctance to travel, as well as whether governmental and other measures implemented to try to slow the spread of the virus, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that exist as of the date of this report will be extended or whether new measures will be imposed. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

(2) Significant Accounting Policies

(a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(c)Revenue Recognition

We generate the majority of our revenues from midstream energy services, including gathering, transmission, processing, fractionation, storage, condensate stabilization, brine services, and marketing, through various contractual arrangements, which include fee-based contract arrangements or arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin for our fee. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Revenues from both “Product sales” and “Midstream services” represent revenues from contracts with customers and are reflected on the consolidated statements of operations as follows:

•Product sales—Product sales represent the sale of natural gas, NGLs, crude oil, and condensate where the product is purchased and resold in connection with providing our midstream services as outlined above.

•Midstream services—Midstream services represent all other revenue generated as a result of performing our midstream services outlined above.

Evaluation of Our Contractual Performance Obligations

Performance obligations in our contracts with customers include:

•promises to perform midstream services for our customers over a specified contractual term and/or for a specified volume of commodities; and

•promises to sell a specified volume of commodities to our customers.

The identification of performance obligations under our contracts requires a contract-by-contract evaluation of when control, including the economic benefit, of commodities transfers to and from us (if at all). For contracts where control of commodities transfers to us before we perform our services, we generally have no performance obligation for our services, and accordingly, we do not consider these revenue-generating contracts. Based on the control determination, all contractually-stated fees that are deducted from our payments to producers or other suppliers for commodities purchased are reflected as a reduction in the cost of such commodity purchases. Alternatively, for contracts where control of commodities transfers to us after we perform our services, we consider these contracts to contain performance obligations for our services. Accordingly, we consider the satisfaction of these performance obligations as revenue-generating and recognize the fees received for satisfying them as midstream services revenues over time as we satisfy our performance obligations. For contracts where control of commodities never transfers to us and we simply earn a fee for our services, we recognize these fees as midstream services revenues over time as we satisfy our performance obligations.

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

Accounting Methodology for Certain Contracts

For NGL contracts in which we purchase raw mix NGLs and subsequently transport, fractionate, and market the NGLs, we consider the contractually-stated fees to serve as pricing mechanisms that reduce the cost of the commodities purchased. We account for the contractually-stated fees on the consolidated statements of operations as a reduction of cost of sales of such commodities purchased upon receipt of the raw mix NGLs, because we determined that the control, including the economic benefit, of commodities has passed to us once the raw mix NGLs have been purchased from the customer. Upon sale of the NGLs to a third-party customer, we record product sales revenue at the price at which the commodities are sold, with a corresponding cost of sales equal to the cost of the commodities purchased.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
For our crude oil and condensate service contracts in which we purchase the commodity, we utilize a similar approach under as outlined above for NGL contracts.

For our natural gas gathering and processing contracts in which we perform midstream services and also purchase the natural gas, we determine if economic control of the commodities has passed from the producer to us before or after we perform our services (if at all). Control is assessed on a contract-by-contract basis by analyzing each contract’s provisions, which can include provisions for: the customer to take its residue gas and/or NGLs in-kind; fixed or actual NGL or keep-whole recovery; commodity purchase prices at weighted average sales price or market index-based pricing; and various other contract-specific considerations. Based on this control assessment, our gathering and processing contracts fall into two primary categories:

•For gathering and processing contracts in which there is a commodity purchase and analysis of the contract provisions indicates that control, including the economic benefit, of the natural gas passes to us when the natural gas is brought into our system, we do not consider these contracts to contain performance obligations for our services. As control of the natural gas passes to us prior to performing our gathering and processing services, we are, in effect, performing our services for our own benefit. Based on this control determination, we consider the contractually-stated fees to serve as pricing mechanisms that reduce the cost of such commodity purchased upon receipt of the natural gas, rather than being recorded as midstream services revenue. Upon sale of the residue gas and/or NGLs to a third-party customer, we record product sales revenue at the price at which the commodities are sold, with a corresponding cost of sales equal to the cost of the commodities purchased, net of fees.

•For gathering and processing contracts in which there is a commodity purchase and analysis of the contract provisions indicates that control, including the economic benefit, of the natural gas does not pass to us until after the natural gas has been gathered and processed, we consider these contracts to contain performance obligations for our services. Accordingly, we consider the satisfaction of these performance obligations as revenue-generating, and we recognize the fees received for satisfying these performance obligations as midstream services revenues over time as we satisfy our performance obligations.

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

Satisfaction of Performance Obligations and Recognition of Revenue

For our commodity sales contracts, we satisfy our performance obligations at the point in time at which the commodity transfers from us to the customer. This transfer pattern aligns with our billing methodology. Therefore, we recognize product sales revenue at the time the commodity is delivered and in the amount to which we have the right to invoice the customer. For our midstream service contracts that contain revenue-generating performance obligations, we satisfy our performance obligations over time as we perform the midstream service and as the customer receives the benefit of these services over the term of the contract. We recognize revenue in the amount to which the entity has a right to invoice, since we have a right to consideration from our customer in an amount that corresponds directly with the value to the customer of our performance completed to date. Accordingly, we continue to recognize revenue over time as our midstream services are performed.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
We generally accrue one month of sales and the related natural gas, NGL, condensate, and crude oil purchases and reverse these accruals when the sales and purchases are invoiced and recorded in the subsequent month. Actual results could differ from the accrual estimates. We typically receive payment for invoiced amounts within one month, depending on the terms of the contract. Prior to issuing our financial statements, we review our revenue and purchases estimates based on available information to determine if adjustments are required. We account for taxes collected from customers attributable to revenue transactions and remitted to government authorities on a net basis (excluded from revenues).

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

The following table summarizes the contractually committed fees that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. These fees do not represent the shortfall amounts we expect to collect under our MVC contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods. For example, for the year ended December 31, 2020, we had contractual commitments of $174.3 million under our MVC contracts and recorded $57.2 million of revenue due to volume shortfalls.

MVC and Firm Transportation Commitments (in millions) (1)
2021	$121.1
2022	102.4
2023	91.5
2024	77.4
2025	34.8
Thereafter	110.1
Total	$537.3
____________________________
(1)Amounts do not represent expected shortfall under these commitments.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(e)Gas Imbalance Accounting

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. We had imbalance payables of $6.1 million and $5.7 million at December 31, 2020 and 2019, respectively, which approximate the fair value of these imbalances. We had imbalance receivables of $7.5 million and $6.4 million at December 31, 2020 and 2019, respectively, which are carried at the lower of cost or market value. Imbalance receivables and imbalance payables are included in the line items “Accrued revenue and other” and “Accrued gas, NGLs, condensate, and crude oil purchases,” respectively, on the consolidated balance sheets.

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

(i)Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation. Assets acquired in a business combination are recorded at fair value. Routine repairs and maintenance are charged against income when incurred. Renewals and improvements that extend the useful life or improve the function of the properties are capitalized. Interest costs for material projects are capitalized to property and equipment during the period the assets are undergoing preparation for intended use.

The components of property and equipment, net of accumulated depreciation are as follows (in millions):

	Year Ended December 31,
	2020	2019
Transmission assets	$1,410.5	$1,376.5
Gathering systems	4,782.9	4,856.5
Gas processing plants	4,082.1	3,862.2
Other property and equipment	161.0	188.0
Construction in process	78.6	216.7
Property and equipment	10,515.1	10,499.9
Accumulated depreciation	(3,863.0)	(3,418.6)
Property and equipment, net of accumulated depreciation	$6,652.1	$7,081.3

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Depreciation Expense. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Gas processing plants	20 - 25 years
Other property and equipment	3 - 25 years

Gain or Loss on Disposition. Upon the disposition or retirement of property and equipment, any gain or loss is recognized in operating income in the consolidated statements of operations. For the year ended December 31, 2020, we disposed of assets with a net book value of $36.4 million, and these dispositions primarily related to the sale of certain non-core assets. This decrease in book value was offset by $27.6 million of proceeds from the sale of property, resulting in a $8.8 million loss on disposition of assets in the consolidated statements of operations for the year ended December 31, 2020.

For the year ended December 31, 2019, we disposed of assets with a net book value of $12.4 million. These dispositions primarily related to the sale of certain non-core assets. This decrease in book value was offset by $14.3 million of proceeds from the sale of property, resulting in $1.9 million gain on disposition of assets in the consolidated statement of operations for the year ended December 31, 2019.

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

When determining whether impairment of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset. Our estimate of cash flows is based on assumptions regarding:

•the future fee-based rate of new business or contract renewals;
•the purchase and resale margins on natural gas, NGLs, crude oil, and condensate;
•the volume of natural gas, NGLs, crude oil, and condensate available to the asset;
•markets available to the asset;
•operating expenses; and
•future natural gas, NGLs, crude oil, and condensate prices.

The amount of availability of natural gas, NGLs, crude oil, and condensate to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas, NGL, crude oil, and condensate prices. Projections of natural gas, NGL, crude oil, and condensate volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•changes in general economic conditions in regions in which our markets are located;
•the availability and prices of natural gas, NGLs, crude oil, and condensate supply;
•our ability to negotiate favorable sales agreements;
•the risks that natural gas, NGLs, crude oil, and condensate exploration and production activities will not occur or be successful;
•our dependence on certain significant customers, producers, and transporters of natural gas, NGLs, crude oil, and condensate; and
•competition from other midstream companies, including major energy companies.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

For the year ended December 31, 2020, we recognized a $168.0 million impairment on property and equipment related to a portion of our Louisiana reporting segment because the carrying amounts were not recoverable based on our expected future cash flows, and $3.4 million of impairments related to certain cancelled projects.

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

(j)Comprehensive Income (Loss)

Comprehensive income (loss) is composed of net income (loss) and the effective portion of gains or losses on derivative financial instruments that qualify as cash flow hedges pursuant to ASC 815. For additional information about the effect of financial instruments on comprehensive income (loss), see “Note 12—Derivatives.”

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

Our non-controlling interests for the years ended December 31, 2020, 2019, and 2018 relate to the Series B Preferred Units, the Series C Preferred Units, NGP’s 49.9% ownership of the Delaware Basin JV, Marathon Petroleum Corporation’s 50.0% ownership interest in the Ascension JV, and other minor non-controlling interests. For periods prior to the Merger, our non-controlling interests also included ENLK’s public common unitholders.

(m)Goodwill

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluated goodwill for impairment annually as of October 31 and whenever events or changes in circumstances indicated it was more likely than not that the fair value of a reporting unit was less than its carrying amount. For additional information regarding our previous assessments of goodwill for impairment, see “Note 3—Goodwill and Intangible Assets.”

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(n)Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years. In accordance with ASC 350, Intangibles—Goodwill and Other, we evaluate intangibles for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. For additional information regarding our intangible assets, including our assessment of intangible assets for impairment, see “Note 3—Goodwill and Intangible Assets.”

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

(p)Leases

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

We evaluate new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for periodic payments. A lease exists if we obtain substantially all of the economic benefits of an asset, and we have the right to direct the use of that asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate we could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs incurred to enter the lease, less the cost of any incentives received from the lessor. For more information, see “Note 5—Leases.”

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

We periodically enter into interest rate swaps in connection with new debt issuances to hedge variability in interest rates and effectively lock in the benchmark interest rate at the inception of the swap.

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we pay a fixed interest rate of 2.27825% in exchange for

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
LIBOR-based variable interest through December 2021. Assets or liabilities related to these interest rate swap contracts are included in the fair value of derivative assets and liabilities on the consolidated balance sheets, and the change in fair value of this contract is recorded net as gain or loss on designated cash flow hedges on the consolidated statements of comprehensive income. Monthly, upon settlement, we reclassify the gain or loss associated with the interest rate swaps into interest expense from accumulated other comprehensive income (loss). There is no ineffectiveness related to this hedge. In December 2020, in connection with the partial repayment of the Term Loan, we terminated $500.0 million of the $850.0 million interest rate swaps and settled the outstanding derivative liability of $10.9 million. For additional information, see “Note 12—Derivatives.”

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

The following customers individually represented greater than 10% of our consolidated revenues. These customers represent a significant percentage of revenues, and the loss of the customer would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues.

	Year Ended December 31,
	2020	2019	2018
Devon	14.4%	10.5%	10.4%
Dow Hydrocarbons and Resources LLC	13.2%	10.0%	11.1%
Marathon Petroleum Corporation	12.2%	13.8%	11.5%

We continually monitor and review the credit exposure of our counter-parties based on various credit quality indicators and metrics. We obtain letters of credit or other appropriate security when considered necessary to limit the risk of loss. We record reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers and we do not expect to experience significant levels of default on our trade accounts receivable. As of December 31, 2020 and 2019, we had a reserve for uncollectible receivables of $0.5 million for each period, respectively.

(s)Environmental Costs

Environmental expenditures are expensed or capitalized depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Environmental expenditures were not material for the years ended December 31, 2020, 2019, and 2018.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(v)Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized into interest expense using the straight-line method over the term of the related debt. Gains or losses on debt repurchases, redemptions, and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $32.6 million and $29.8 million as of December 31, 2020 and 2019, respectively, are included in “Long-term debt” or “Current maturities of long-term debt,” as applicable, on the consolidated balance sheets as a direct reduction from the carrying amount of the debt.

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

During the first quarter of 2020, the non-controlling interest holder in one of our non-wholly owned subsidiaries exercised its option to require us to purchase its remaining interest. We have recorded an estimated $4.0 million related to the redemption of the non-controlling interest included in “Other current liabilities” on the consolidated balance sheet as of December 31, 2020, but we have not yet agreed to a redemption value with the non-controlling interest holder.

(x)Adopted Accounting Standards

Effective January 1, 2020, we adopted ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which amends ASC 350-40, Internal-Use Software (“ASC 350-40”) to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. ASU 2018-15 aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Specifically, the ASU amends ASC 350-40 to include in its scope implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. To the extent costs incurred in a cloud computing arrangement are capitalizable, the corresponding amortization will be included in “Operating expenses” or “General and administrative” in the consolidated statements of operations, rather than “Depreciation and amortization.” The amortization related to cloud computing arrangements was not material for the year ended December 31, 2020.

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

(3) Goodwill and Intangible Assets

Goodwill

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. The fair value of goodwill is based on inputs that are not observable in the market and thus represent Level 3 inputs. For the years ended December 31, 2020, 2019, and 2018, we evaluated goodwill for impairment annually as of October 31 and whenever events or changes in circumstances indicated it is more likely than not that the fair value of a reporting unit was less than its carrying amount. We first assessed qualitative factors to evaluate whether it was more likely than not that the fair value of a reporting

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
unit was less than its carrying amount as the basis for determining whether it was necessary to perform a goodwill impairment test. We may have elected to perform a goodwill impairment test without completing a qualitative assessment.

We performed our goodwill assessments at the reporting unit level for all reporting units. We used a discounted cash flow analysis to perform the assessments. Key assumptions in the analysis included the use of an appropriate discount rate, terminal year cash flow multiples, and estimated future cash flows, including volume and price forecasts, capital expenditures, and estimated operating and general and administrative costs. In estimating cash flows, we incorporated current and historical market and financial information, among other factors. Impairment determinations involved significant assumptions and judgments, and differing assumptions regarding any of these inputs could have had a significant effect on the various valuations. If actual results were not consistent with our assumptions and estimates, or our assumptions and estimates changed due to new information, we may have been exposed to goodwill impairment charges, which would have been recognized in the period in which the carrying value exceeded fair value.

The tables below provide a summary of our change in carrying amount of goodwill by segment (in millions) for the years ended December 31, 2020, 2019, and 2018 by assigned reporting unit.

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2020
Balance, beginning of period	$184.6	$—	$—	$—	$—	$184.6
Impairment	(184.6)	—	—	—	—	(184.6)
Balance, end of period	$—	$—	$—	$—	$—	$—

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2019
Balance, beginning of period	$—	$—	$190.3	$—	$1,119.9	$1,310.2
Goodwill allocation	184.6	186.5	623.1	125.7	(1,119.9)	—
Impairment	—	(186.5)	(813.4)	(125.7)	—	(1,125.6)
Balance, end of period	$184.6	$—	$—	$—	$—	$184.6

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2018
Balance, beginning of period	$29.3	$—	$190.3	$202.7	$1,119.9	$1,542.2
Impairment	(29.3)	—	—	(202.7)	—	(232.0)
Balance, end of period	$—	$—	$190.3	$—	$1,119.9	$1,310.2

Goodwill Impairment Analysis for the Year Ended December 31, 2020

During the first quarter of 2020, we determined that a sustained decline in our unit price and weakness in the overall energy sector, driven by low commodity prices and lower consumer demand due to the COVID-19 pandemic, caused a change in circumstances warranting an interim impairment test. Based on these triggering events, we performed a quantitative goodwill impairment analysis on the remaining goodwill in the Permian reporting unit. Based on this analysis, a goodwill impairment loss for our Permian reporting unit in the amount of $184.6 million was recognized as an impairment loss on the consolidated statement of operations for the year ended December 31, 2020. As a result of this impairment loss, we have no goodwill remaining as of December 31, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

The following table represents our change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Year Ended December 31, 2020
Customer relationships, beginning of period	$1,795.8	$(545.9)	$1,249.9
Amortization expense	—	(123.5)	(123.5)
Retirements (1)	(1.6)	0.6	(1.0)
Customer relationships, end of period	$1,794.2	$(668.8)	$1,125.4

Year Ended December 31, 2019
Customer relationships, beginning of period	$1,795.8	$(422.2)	$1,373.6
Amortization expense	—	(123.7)	(123.7)
Customer relationships, end of period	$1,795.8	$(545.9)	$1,249.9

Year Ended December 31, 2018
Customer relationships, beginning of period	$1,795.8	$(298.7)	$1,497.1
Amortization expense	—	(123.5)	(123.5)
Customer relationships, end of period	$1,795.8	$(422.2)	$1,373.6
____________________________
(1)Intangible assets retired as a result of the disposition of certain non-core assets.

The weighted average amortization period for intangible assets is 15.0 years. Amortization expense was $123.5 million, $123.7 million, and $123.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2021	$123.4
2022	123.4
2023	123.4
2024	123.4
2025	106.1
Thereafter	525.7
Total	$1,125.4

(4) Related Party Transactions

(a)Transactions with Cedar Cove JV

For the year ended December 31, 2018, we recorded service revenue of $0.5 million as “Midstream services—related parties” on the consolidated statements of operations. Additionally, for the years ended December 31, 2020, 2019, and 2018, we recorded cost of sales, exclusive of operating cost and depreciation and amortization related to our operating segments of $8.7 million, $21.7 million, $44.1 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. We had no accounts receivable balance related to transactions with the Cedar Cove JV for the years ended December 31, 2020 and 2019, respectively. We had an accounts payable balance related to transactions with the Cedar Cove JV of $1.0 million and $1.1 million at December 31, 2020 and 2019, respectively.

(b)Transactions with GIP

For the year ended December 31, 2020, we recorded general and administrative expenses of $0.2 million related to personnel secondment services provided by GIP. Expenses related to transactions with GIP were not material for the years ended December 31, 2019 and 2018.

(c)Transactions with ENLK

Simplification of the Corporate Structure. On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. See “Note 1—Organization and Summary of Significant Agreements” for more information on the Merger and related transactions.

Reimbursement of Expenses. Prior to the Merger, we paid ENLK $2.5 million during the year ended December 31, 2018 as reimbursement of ENLC’s portion of administrative and compensation costs for officers and employees that performed services for ENLC. Officers and employees that performed services for us provided an estimate of the portion of their time devoted to such services. A portion of their annual compensation (including bonuses, payroll taxes, and other benefit costs) was allocated to ENLC for reimbursement based on these estimates. In addition, an administrative burden was added to such costs to reimburse ENLK for additional support costs, including, but not limited to, consideration for rent, office support, and information service support. Subsequent to the closing of the Merger, ENLC no longer is allocated these administrative and compensation costs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(d)Transactions with Devon

On July 18, 2018, subsidiaries of Devon sold all of their equity interests in ENLK, ENLC, and the Managing Member to GIP for aggregate consideration of $3.125 billion. Accordingly, Devon is no longer an affiliate of ENLK or ENLC. The sale did not affect our commercial arrangements with Devon, except that Devon agreed to extend through 2029 certain existing fixed-fee gathering and processing contracts related to the Bridgeport plant in North Texas and the Cana plant in Oklahoma. See “Note 1—Organization and Summary of Significant Agreements” for additional information regarding the GIP Transaction. Prior to July 18, 2018, revenues from transactions with Devon are included in “Product sales—related parties” or “Midstream services—related parties” in the consolidated statement of operations. Revenues from transactions with Devon after July 18, 2018 are included in “Product sales” or “Midstream services” in the consolidated statement of operations. For the year ended December 31, 2018, related party revenues from Devon accounted for 5.4% of our revenues.

Gathering and Processing Agreements with Devon

On January 1, 2014, we entered into 10-year gathering and processing agreements with Devon to provide gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by Devon Gas Services, L.P., a subsidiary of Devon, to our gathering and processing systems in the Barnett, Cana-Woodford, and Arkoma-Woodford Shales.

These agreements provide us with dedication of all of the natural gas owned or controlled by Devon and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by Devon. Pursuant to the gathering and processing agreements entered into on January 1, 2014, Devon has committed to deliver specified minimum daily volumes of natural gas to our gathering systems in the Barnett, Cana-Woodford, and Arkoma-Woodford Shales during each calendar quarter. From January 1, 2018 to July 18, 2018, we recognized $321.3 million of revenue under these agreements. Included in these amounts of revenue recognized is revenue from MVCs attributable to Devon of $50.8 million from January 1, 2018 to July 18, 2018. Devon is entitled to firm service, meaning that if capacity on a system is curtailed or reduced, or capacity is otherwise insufficient, we will take delivery of as much Devon natural gas as is permitted in accordance with applicable law.

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

EOGP Agreement with Devon

In January 2016, in connection with the acquisition of EOGP, we acquired a gas gathering and processing agreement with Devon Energy Production Company, L.P. (“DEPC”) pursuant to which EOGP provides gathering, treating, compression, dehydration, stabilization, processing, and fractionation services, as applicable, for natural gas delivered by DEPC. The agreement had an MVC that remained in place during each calendar quarter for four years and has an overall term of approximately 15 years. Additionally, the agreement provides EOGP with dedication of all of the natural gas owned or controlled by DEPC and produced from or attributable to existing and future wells located on certain oil, natural gas, and mineral leases covering land within the acreage dedications, excluding properties previously dedicated to other natural gas gathering systems not owned and operated by DEPC. DEPC is entitled to firm service, meaning a level of gathering and processing service in which DEPC’s reserved capacity may not be interrupted, except due to force majeure, and may not be displaced by another customer or class of service. This agreement accounted for approximately $77.6 million of our combined revenues from January 1, 2018 to July 18, 2018.

Other Commercial Relationships with Devon

As noted above, we continue to maintain a customer relationship with Devon pursuant to which we provide gathering, transportation, processing, and gas lift services to Devon in exchange for fee-based compensation under several agreements with Devon. In addition, we have agreements with Devon pursuant to which we purchase and sell NGLs, gas, and crude oil and pay or receive, as applicable, a margin-based fee. These NGL, gas, and crude oil purchase and sale agreements have month-to-

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
month terms. These historical agreements collectively comprised $66.6 million of our combined revenue from January 1, 2018 to July 18, 2018.

VEX Transportation Agreement

In connection with our acquisition of the VEX assets from Devon, we were party to a five-year transportation services agreement with Devon pursuant to which we provided transportation services to Devon on the VEX pipeline. This agreement included a five-year MVC with Devon. The MVC was executed in June 2014 and expired June 2019. This agreement accounted for approximately $3.5 million of service revenues from January 1, 2018 to July 18, 2018.

Acacia Transportation Agreement

We entered into an agreement with a wholly-owned subsidiary of Devon pursuant to which we provide transportation services to Devon on our Acacia pipeline in North Texas. This agreement accounted for approximately $4.9 million of our combined revenues from January 1, 2018 to July 18, 2018.

(e)Tax Sharing Agreement

We, ENLK, and Devon entered into a tax sharing agreement providing for the allocation of responsibilities, liabilities, and benefits relating to any tax for which a combined tax return is due. From January 1, 2018 to July 18, 2018, we incurred approximately $0.4 million in taxes that are subject to the tax sharing agreement. Effective July 18, 2018, ENLK, ENLC, and Devon signed a supplemental agreement reaffirming terms of the tax sharing agreement for tax periods ending July 18, 2018 and prior.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(5) Leases

The majority of our leases are for the following types of assets:

•Office space. Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represent $57.6 million of our lease liability and $32.4 million of our right-of-use asset as of December 31, 2020. Our office leases represented $60.0 million of our lease liability and $39.8 million of our right-of-use asset as of December 31, 2019. These office leases typically include variable lease costs related to utility expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•Compression and other field equipment. We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $14.6 million of our lease liability and $14.6 million of our right-of-use asset as of December 31, 2020. Compression and other field equipment rentals represented $27.1 million of our lease liability and $27.1 million of our right-of-use asset as of December 31, 2019. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•Land and land easements. We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represent $15.1 million of our lease liability and $12.5 million of our right-of-use asset as of December 31, 2020. Land and land easement leases represented $15.3 million of our lease liability and $12.9 million of our right-of-use asset as of December 31, 2019.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

•Other. We rent office equipment and other items that represent $0.3 million of our lease liability and $0.3 million of our right-of-use asset as of December 31, 2020. Office equipment and other items represented $0.6 million of our lease liability and $0.6 million of our right-of-use asset as of December 31, 2019.

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

Operating leases:	December 31, 2020	December 31, 2019
Other assets, net	$59.8	$80.4
Other current liabilities	$16.3	$21.1
Other long-term liabilities	$71.3	$81.9

Other lease information
Weighted-average remaining lease term—Operating leases	11.1 years	10.6 years
Weighted-average discount rate—Operating leases	5.1%	5.1%

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

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. Impairments of right-of-use assets are recognized in “Impairments” on the consolidated statements of operations. The components of total lease expense are as follows (in millions):

	Year Ended December 31,
	2020	2019
Finance lease expense:
Amortization of right-of-use asset	$—	$5.2
Interest on lease liability	—	0.1
Operating lease expense:
Long-term operating lease expense	23.1	28.7
Short-term lease expense	22.1	32.0
Variable lease expense	11.8	7.7
Impairments	6.8	—
Total lease expense	$63.8	$68.4

During the fourth quarter of 2020, we determined that we would cease using a portion of our Dallas, Houston, and Midland offices. We are attempting to sublease the vacated space; however, as we believe the terms of a sublease would be below our current rental rates, we evaluated the related right-of-use assets for impairment by comparing the estimated fair values of the right-of-use assets to their carrying values. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included estimated future cash flows and a discount rate derived from market data. As the carrying value of each right-of-use asset exceeded its estimated fair value, we recognized impairment expense of $6.8 million for the year ended December 31, 2020.

The following table summarizes the maturity of our lease liability as of December 31, 2020 (in millions):

	Total	2021	2022	2023	2024	2025	Thereafter
Undiscounted operating lease liability	$121.7	$19.6	$13.7	$10.2	$9.5	$9.8	$58.9
Reduction due to present value	(34.1)	(4.0)	(3.6)	(3.2)	(2.8)	(2.4)	(18.1)
Operating lease liability	$87.6	$15.6	$10.1	$7.0	$6.7	$7.4	$40.8

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(6) Long-Term Debt

As of December 31, 2020 and 2019, long-term debt consisted of the following (in millions):

	December 31, 2020			December 31, 2019
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
AR Facility due 2023 (1)	$250.0	$—	$250.0	$—	$—	$—
Consolidated Credit Facility due 2024 (2)	—	—	—	350.0	—	350.0
Term Loan due 2021 (3)	350.0	—	350.0	850.0	—	850.0
ENLK’s 4.40% Senior unsecured notes due 2024	521.8	1.1	522.9	550.0	1.5	551.5
ENLK’s 4.15% Senior unsecured notes due 2025	720.8	(0.6)	720.2	750.0	(0.7)	749.3
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.4)	490.6	500.0	(0.5)	499.5
ENLC's 5.625% Senior unsecured notes due 2028	500.0	—	500.0	—	—	—
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	500.0	—	500.0
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.7)	444.3	450.0	(5.9)	444.1
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt, long-term and current maturities	$4,632.3	$(5.9)	4,626.4	$4,800.0	$(5.9)	4,794.1
Debt issuance cost (4)			(32.6)			(29.8)
Less: Current maturities of long-term debt (3)			(349.8)			—
Long-term debt, net of unamortized issuance cost			$4,244.0			$4,764.3
____________________________
(1)Bears interest based on LMIR and/or LIBOR plus an applicable margin. The effective interest rate was 2.0% at December 31, 2020.
(2)Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.3% at December 31, 2019.
(3)Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 1.7% and 3.2% at December 31, 2020 and 2019, respectively. The Term Loan will mature on December 10, 2021. Therefore, the outstanding principal balance, net of discount and debt issuance costs, is classified as “Current maturities of long-term debt” on the consolidated balance sheet as of December 31, 2020.
(4)Net of accumulated amortization of $14.1 million and $10.9 million at December 31, 2020 and 2019, respectively.

Maturities

Maturities for the long-term debt as of December 31, 2020 are as follows (in millions):

2021	$350.0
2022	—
2023	250.0
2024	521.8
2025	720.8
Thereafter	2,789.7
Subtotal	4,632.3
Less: net discount	(5.9)
Less: debt issuance cost	(32.6)
Less: current maturities of long-term debt	(349.8)
Long-term debt, net of unamortized issuance cost	$4,244.0

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
AR Facility

On October 21, 2020, EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC (the “SPV”) entered into the AR Facility to borrow up to $250.0 million. In connection with the AR Facility, certain subsidiaries of ENLC have sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Since our investment in the SPV is not sufficient to finance its activities without additional support from us, the SPV is a variable interest entity. We are the primary beneficiary of the SPV because we have the power to direct the activities that most significantly affect its economic performance and we are obligated to absorb its losses or receive its benefits from operations. Since we are the primary beneficiary of the SPV, we consolidate its assets and liabilities, which consist of billed and unbilled accounts receivable of $279.7 million and long-term debt of $250.0 million.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. Borrowings under the AR Facility bear interest (based on LIBOR or LMIR (as defined in the AR Facility)), in each case subject to a minimum floor of 0.375% plus a drawn fee initially in the amount of 1.625%. The drawn fee varies based on ENLC’s credit rating, and the SPV also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by the SPV under the AR Facility are due monthly.

The AR Facility is scheduled to terminate on October 20, 2023, unless extended in accordance with its terms or earlier terminated, at which time no further advances will be available and the obligations under the AR Facility must be repaid in full by no later than (i) the date that is ninety (90) days following such date or (ii) such earlier date on which the loans under the AR Facility become due and payable.

The AR Facility includes covenants, indemnification provisions, and events of default, including those providing for termination of the AR Facility and the acceleration of amounts owed by the SPV under the AR Facility if, among other things, a borrowing base deficiency exists, there is an event of default under the Consolidated Credit Facility, the Term Loan or certain other indebtedness, certain events negatively affecting the overall credit quality of the receivables held as collateral occur, a change of control occurs, or if the consolidated leverage ratio of ENLC exceeds limits identical to those in the Consolidated Credit Facility and the Term Loan.

At December 31, 2020, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

Consolidated Credit Facility

On December 11, 2018, ENLC entered into the Consolidated Credit Facility, which permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC defaults on the Consolidated Credit Facility, ENLK will be liable for the entire outstanding balance and 105% of the outstanding letters of credit under the Consolidated Credit Facility ($22.2 million as of December 31, 2020). The obligations under the Consolidated Credit Facility are unsecured.
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

At December 31, 2020, we were in compliance with and expect to be in compliance with the financial covenants of the Consolidated Credit Facility for at least the next twelve months.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan and the outstanding balance becomes due, ENLK will be liable for any amount owed on the Term Loan not paid by ENLC. The outstanding balance of the Term Loan was $350.0 million as of December 31, 2020. The obligations under the Term Loan are unsecured.

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

At December 31, 2020, we were in compliance with and expect to be in compliance with the financial covenants of the Term Loan for at least the next twelve months.

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

On December 14, 2020, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.625% senior unsecured notes due January 15, 2028 (the “2028 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2028 Notes are payable on January 15 and July 15 of each year, beginning on July 15, 2021. The 2028 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $494.7 million were used to repay a portion of the borrowings under the Term Loan due December 2021.

All interest payments for senior unsecured notes are due semi-annually, in arrears.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Senior Unsecured Notes Redemption Provisions

Each issuance of the senior unsecured notes may be fully or partially redeemed prior to an early redemption date (see “Early Redemption Date” in table below) at a redemption price equal to the greater of: (i) 100% of the principal amount of the notes to be redeemed; or (ii) the sum of the remaining scheduled payments of principal and interest on the respective notes to be redeemed that would be due after the related redemption date but for such redemption (exclusive of interest accrued to, but excluding the redemption date) discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the applicable Treasury Rate plus a specified basis point premium (see “Basis Point Premium” in the table below); plus accrued and unpaid interest to, but excluding, the redemption date. At any time on or after the Early Redemption Date, the senior unsecured notes may be fully or partially redeemed at a redemption price equal to 100% of the principal amount of the applicable notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. See applicable redemption provision terms below:

Issuance	Maturity Date of Notes	Early Redemption Date	Basis Point Premium
2024 Notes	April 1, 2024	Prior to January 1, 2024	25 Basis Points
2025 Notes	June 1, 2025	Prior to March 1, 2025	30 Basis Points
2026 Notes	July 15, 2026	Prior to April 15, 2026	50 Basis Points
2028 Notes	January 15, 2028	Prior to July 15, 2027	50 Basis Points
2029 Notes	June 1, 2029	Prior to March 1, 2029	50 Basis Points
2044 Notes	April 1, 2044	Prior to October 1, 2043	30 Basis Points
2045 Notes	April 1, 2045	Prior to October 1, 2044	30 Basis Points
2047 Notes	June 1, 2047	Prior to December 1, 2046	40 Basis Points

Senior Unsecured Notes Indentures

The indentures governing the senior unsecured notes contain covenants that, among other things, limit ENLC’s and ENLK’s ability to create or incur certain liens or consolidate, merge, or transfer all or substantially all of ENLC’s and ENLK’s assets.

The indenture governing the 2028 Notes provides that if a Change of Control Triggering Event (as defined in the indenture) occurs, ENLC must offer to repurchase the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest to, but excluding, the date of repurchase.

Each of the following is an event of default under the indentures:

•failure to pay any principal or interest when due;
•failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures; and
•bankruptcy or other insolvency events involving ENLC and ENLK.

If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies. At December 31, 2020, ENLC and ENLK were in compliance and expect to be in compliance with the covenants in the senior unsecured notes for at least the next twelve months.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Senior Unsecured Notes Repurchases

For the year ended December 31, 2020, we and ENLK made aggregate payments to partially repurchase the 2024, 2025, 2026, and 2029 Notes in open market transactions. Activity related to the partial repurchases of our outstanding debt consisted of the following (in millions):

Year Ended December 31, 2020
Debt repurchased	$67.7
Aggregate payments	(36.0)
Net discount on repurchased debt	(0.3)
Accrued interest on repurchased debt	0.6
Gain on extinguishment of debt	$32.0

(7) Income Taxes

The components of our income tax expense are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Current income tax expense	$(1.1)	$—	$(1.9)
Deferred tax expense	(142.1)	(6.9)	(16.3)
Total income tax expense	$(143.2)	$(6.9)	$(18.2)

The following schedule reconciles total income tax expense and the amount calculated by applying the statutory U.S. federal tax rate to income before income taxes (in millions):

	Year Ended December 31,
	2020	2019	2018
Expected income tax benefit (expense) based on federal statutory tax rate	$58.5	$233.6	$(1.0)
State income tax benefit (expense), net of federal benefit	6.5	27.0	(0.1)
Unit-based compensation (1)	(6.0)	(2.2)	(0.7)
Non-deductible expense related to impairments	(43.4)	(264.5)	(10.7)
Change in valuation allowance	(153.3)	—	—
Other	(5.5)	(0.8)	(5.7)
Total income tax expense	$(143.2)	$(6.9)	$(18.2)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of restricted incentive units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheet as of December 31, 2020. The deferred tax assets, net of deferred tax liabilities, are included in “Other assets, net” in the consolidated balance sheet at December 31, 2019. Our deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in millions):

	December 31, 2020	December 31, 2019
Deferred income tax assets:
Federal net operating loss carryforward	$488.3	$341.4
State net operating loss carryforward	61.0	44.8
Total deferred tax assets, gross	549.3	386.2
Valuation allowance	(153.3)	—
Total deferred tax assets, net of valuation allowance	396.0	386.2
Deferred tax liabilities:
Property, plant, equipment, and intangible assets (1)	504.6	(354.0)
Total deferred tax liabilities	504.6	(354.0)
Deferred tax asset (liability), net	$(108.6)	$32.2
____________________________
(1)Includes our investment in ENLK and primarily relates to differences between the book and tax bases of property and equipment.

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

As of December 31, 2020, we had federal net operating loss carryforwards of $2.3 billion that represent a net deferred tax asset of $488.3 million. As of December 31, 2020, we had state net operating loss carryforwards of $1.1 billion that represent a net deferred tax asset of $61.0 million. These carryforwards will begin expiring in 2028 through 2040. Under the Tax Cut and Jobs Act of 2017, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited.

A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Due to recent cumulative losses, a valuation allowance of $153.3 million was established as of December 31, 2020, and was primarily related to federal and state tax operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized. We did not record a valuation allowance as of December 31, 2019. Management believes it is more likely than not that the company will realize the benefits of the deferred tax assets, net of valuation allowance, at December 31, 2020.

For the years ended December 31, 2020 and 2019, there was no recorded unrecognized tax benefit. Per our accounting policy election, penalties and interest related to unrecognized tax benefits are recorded to income tax expense. As of December 31, 2020, tax years 2016 through 2020 remain subject to examination by various taxing authorities.

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

Following the closing of the Merger, and beginning with the quarter ended March 31, 2019, the holder of the Series B Preferred Units is entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units. The quarterly in-kind distribution (the “Series B PIK Distribution”) equals the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the Series B Exchange Ratio, over (2) the Cash Distribution Component, divided by (y) the Issue Price. The quarterly cash distribution consists of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
A summary of the distribution activity relating to the Series B Preferred Units for the years ended December 31, 2020, 2019, and 2018 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash distribution (in millions)	Date paid/payable
2020
First Quarter of 2020	149,371	$16.8	May 13, 2020
Second Quarter of 2020	149,745	$16.8	August 13, 2020
Third Quarter of 2020	150,119	$16.9	November 13, 2020
Fourth Quarter of 2020	150,494	$16.9	February 12, 2021

2019
First Quarter of 2019	147,887	$16.7	May 14, 2019
Second Quarter of 2019	148,257	$17.1	August 13, 2019
Third Quarter of 2019	148,627	$17.1	November 13, 2019
Fourth Quarter of 2019	148,999	$16.8	February 13, 2020

2018
First Quarter of 2018	416,657	$16.2	May 14, 2018
Second Quarter of 2018	419,678	$16.3	August 13, 2018
Third Quarter of 2018	422,720	$16.4	November 13, 2018
Fourth Quarter of 2018	425,785	$16.5	February 13, 2019

(c) Series C Preferred Units

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

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. For each of the years ended December 31, 2020, 2019, and 2018, ENLK made distributions of $24.0 million to the holders of Series C Preferred Units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

(d) ENLK Common Unit Distributions

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

(e) Allocation of ENLK Income

Prior to the closing of the Merger and for the year ended December 31, 2018, net income (loss) was allocated to the General Partner in an amount equal to its incentive distribution rights as described in section “(e) ENLK Common Unit Distributions” above. The General Partner was not entitled to incentive distributions with respect to (i) distributions on the Series B Preferred Units until such units converted into common units or (ii) the Series C Preferred Units. At the closing of the Merger, the General Partner’s incentive distribution rights in ENLK’s were eliminated.

For the year ended December 31, 2018, the General Partner’s share of net income (loss) consisted of incentive distribution rights to the extent earned, a deduction for unit-based compensation attributable to ENLC’s restricted units, and the percentage interest of ENLK’s net income (loss) adjusted for ENLC’s unit-based compensation specifically allocated to the General Partner. For the years ended December 31, 2020, 2019, and 2018, the net income (loss) allocated to the General Partner is as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income allocation for incentive distributions	$—	$—	$59.5
Unit-based compensation attributable to ENLC’s restricted and performance units	(33.0)	(37.0)	(20.3)
General Partner share of net loss	(0.6)	(1.4)	(0.6)
General Partner interest in EOGP acquisition	—	2.4	27.5
General Partner interest in net income (loss)	$(33.6)	$(36.0)	$66.1

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(9) Members’ Equity

(a) Common Unit Repurchase Program

In November 2020, the board of directors of the Managing Member authorized a common unit repurchase program for the repurchase of up to $100 million of outstanding ENLC common units. The repurchases will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchases will depend on market conditions and may be discontinued at any time.

For the year ended December 31, 2020, ENLC repurchased 383,614 outstanding ENLC common units for an aggregate price of $1.2 million.

(b) Issuance of ENLC Common Units related to the Merger

In connection with the consummation of the Merger, we issued 304,822,035 ENLC common units in exchange for all of the outstanding ENLK common units not previously owned by us.

(c) ENLC Equity Distribution Agreement

On February 22, 2019, ENLC entered into the ENLC EDA with the ENLC Sales Agents to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program. Under the ENLC EDA, ENLC may also sell common units to any ENLC Sales Agent as principal for the ENLC Sales Agent’s own account at a price agreed upon at the time of sale. ENLC has no obligation to sell any ENLC common units under the ENLC EDA and may at any time suspend solicitation and offers under the ENLC EDA. As of February 11, 2021, ENLC has not sold any common units under the ENLC EDA.

(d) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Year Ended December 31,
	2020	2019	2018
Distributed earnings allocated to:
Common units (1)	$183.5	$479.0	$194.9
Unvested restricted units (1)	3.1	5.7	2.8
Total distributed earnings	$186.6	$484.7	$197.7
Undistributed income (loss) allocated to:
Common units	$(598.4)	$(1,584.8)	$(207.9)
Unvested restricted units	(9.7)	(19.2)	(3.0)
Total undistributed loss	$(608.1)	$(1,604.0)	$(210.9)
Net loss allocated to:
Common units	$(414.9)	$(1,105.8)	$(13.0)
Unvested restricted units	(6.6)	(13.5)	(0.2)
Total net loss	$(421.5)	$(1,119.3)	$(13.2)
Basic and diluted net loss per unit:
Basic	$(0.86)	$(2.41)	$(0.07)
Diluted	$(0.86)	$(2.41)	$(0.07)
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
There were 489.3 million, 463.9 million, and 181.1 million weighted average common units outstanding for the years ended December 31, 2020, 2019, and 2018, respectively. All common unit equivalents were antidilutive because a net loss existed for those periods.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

(e) Distributions

A summary of our distribution activity relating to ENLC common units for the years ended December 31, 2020, 2019, and 2018, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2020
First Quarter of 2020	$0.09375	May 13, 2020
Second Quarter of 2020	$0.09375	August 13, 2020
Third Quarter of 2020	$0.09375	November 13, 2020
Fourth Quarter of 2020	$0.09375	February 12, 2021

2019
First Quarter of 2019	$0.279	May 14, 2019
Second Quarter of 2019	$0.283	August 13, 2019
Third Quarter of 2019	$0.283	November 13, 2019
Fourth Quarter of 2019	$0.1875	February 13, 2020

2018
First Quarter of 2018	$0.263	May 15, 2018
Second Quarter of 2018	$0.267	August 14, 2018
Third Quarter of 2018	$0.271	November 14, 2018
Fourth Quarter of 2018	$0.275	February 14, 2019

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(10) Investment in Unconsolidated Affiliates

As of December 31, 2020, our unconsolidated investments consisted of a 38.75% ownership interest in GCF and a 30.0% ownership in the Cedar Cove JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Year Ended December 31,
	2020	2019	2018
GCF
Distributions	$1.6	$19.2	$22.3
Equity in income	$3.0	$16.5	$15.8

Cedar Cove JV
Contributions	$—	$—	$0.1
Distributions	$0.5	$1.0	$0.4
Equity in loss (1)	$(2.4)	$(33.3)	$(2.5)

Total
Contributions	$—	$—	$0.1
Distributions	$2.1	$20.2	$22.7
Equity in income (loss) (1)	$0.6	$(16.8)	$13.3
___________________________
(1)Includes a loss of $31.4 million for the year ended December 31, 2019 related to the impairment of the carrying value of the Cedar Cove JV, as we determined that the carrying value of our investment was not recoverable based on the forecasted cash flows from the Cedar Cove JV.

The following table shows the balances related to our investment in unconsolidated affiliates as of December 31, 2020 and 2019 (in millions):

	December 31, 2020	December 31, 2019
GCF	$40.6	$39.2
Cedar Cove JV	1.0	3.9
Total investment in unconsolidated affiliates	$41.6	$43.1

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Cost of unit-based compensation charged to general and administrative expense	$21.3	$32.7	$30.3
Cost of unit-based compensation charged to operating expense	7.1	6.7	10.8
Total unit-based compensation expense	$28.4	$39.4	$41.1
Non-controlling interest in unit-based compensation	$—	$0.5	$15.7
Amount of related income tax benefit recognized in net loss (1)	$6.7	$9.1	$5.3
____________________________
(1)For the years ended December 31, 2020, 2019, and 2018 the amount of related income tax expense recognized in net loss excluded $6.0 million, $2.2 million, and $0.7 million, respectively, related to book-to-tax differences recorded upon vesting of restricted units.

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

(b) ENLC Restricted Incentive Units

ENLC restricted incentive units are valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2020 is provided below:

	Year Ended December 31, 2020
ENLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	4,063,605	$13.85
Granted (1)	4,897,329	5.41
Vested (1)(2)	(2,880,968)	10.92
Forfeited	(729,880)	8.32
Non-vested, end of period	5,350,086	$8.45
Aggregate intrinsic value, end of period (in millions)	$19.8
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
(2)Vested units included 1,020,412 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2020, 2019, and 2018 is provided below (in millions):

	Year Ended December 31,
ENLC Restricted Incentive Units:	2020	2019	2018
Aggregate intrinsic value of units vested	$12.1	$17.3	$12.8
Fair value of units vested	$31.5	$22.8	$16.5

As of December 31, 2020, there were $30.0 million of unrecognized compensation costs related to non-vested ENLC restricted incentive units. This cost is expected to be recognized over a weighted average period of 2.1 years.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

(c) ENLC Performance Units

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

Pre-2019 Performance Unit Awards

Performance awards granted prior to March 8, 2019 provided that the vesting of performance units granted was dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Companies”) over the applicable performance period. Prior to the Merger, vesting of the performance units was based on the percentile ranking of the average of ENLK’s and ENLC’s TSR achievement (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the effective time of the Merger, these performance-based awards were modified, such that, the performance goal will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods on and after the effective time of the Merger.

In connection with the GIP Transaction, certain outstanding performance unit agreements were modified to, among other things: (i) provide that the awards granted thereunder did not vest due to the closing of the GIP Transaction, and (ii) increase the minimum vesting of units from zero to 100% as described in our Current Report on Form 8-K filed with the Commission on July 23, 2018. The modified performance units retained the original vesting schedules. As a result of the modifications, we recognized an additional $2.1 million compensation cost over the life of these ENLC performance units.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the Cash Flow performance of ENLC for the performance period ending December 31, 2020:

Performance Level	ENLC’s Achieved Cash Flow	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.345	0%
Threshold	Equal to $1.345	50%
Target	Equal to $1.494	100%
Maximum	Greater than or Equal to $1.643	200%

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the Cash Flow performance of ENLC for the performance period ending December 31, 2019:

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

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

ENLC Performance Units:	July 2020	March 2020	January 2020	October 2019	June 2019	March 2019	March 2018
Grant-date fair value	$2.33	$1.13	$7.69	$7.29	$9.92	$13.10	$21.63
Beginning TSR price	$2.52	$1.25	$6.13	$7.42	$9.84	$10.92	$16.55
Risk-free interest rate	0.17%	0.42%	1.62%	1.44%	1.72%	2.42%	2.38%
Volatility factor	67.00%	51.00%	37.00%	35.00%	33.50%	33.86%	51.36%

The following table presents a summary of the performance units:

	Year Ended December 31, 2020
ENLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	1,317,856	$14.22
Granted	1,361,986	6.63
Vested (1)	(181,647)	30.31
Forfeited	(146,954)	10.30
Non-vested, end of period	2,351,241	$8.82
Aggregate intrinsic value, end of period (in millions)	$8.7
____________________________
(1)Vested units included 69,052 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2020, 2019, and 2018 is provided below (in millions).

	Year Ended December 31,
ENLC Performance Units:	2020	2019	2018
Aggregate intrinsic value of units vested	$0.9	$3.4	$4.7
Fair value of units vested	$5.5	$7.9	$7.7

As of December 31, 2020, there were $10.5 million of unrecognized compensation costs that related to non-vested performance units. These costs are expected to be recognized over a weighted-average period of 1.3 years.

(d) ENLK Restricted Incentive Units

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2019 and 2018 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional restricted incentive

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
units will vest as ENLK units under the GP Plan (such restricted incentive units, as converted, are eligible to vest as ENLC units) and no additional expense will be recognized after the closing of the Merger on January 25, 2019 under the GP Plan.

	Year Ended December 31,
ENLK Restricted Incentive Units:	2019	2018
Aggregate intrinsic value of units vested	$8.0	$13.1
Fair value of units vested	$7.2	$16.4

(e) ENLK Performance Units

Prior to the Merger, the General Partner granted performance awards under the GP Plan. The performance award agreements provided that the vesting of performance units (i.e., performance-based restricted incentive units) granted thereunder was dependent on the achievement of certain TSR performance goals relative to the TSR achievement of Peer Companies over the applicable performance period. The performance award agreements contemplated that the Peer Companies for an individual performance award (the “Subject Award”) were the companies comprising the AMZ, excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units would vest based on the percentile ranking of the EnLink TSR for the applicable performance period relative to the TSR achievement of the Peer Companies. As of the closing of the Merger, these performance-based Legacy ENLK Awards were modified, such that, the performance goal will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Peer Companies in respect of periods on and after the effective time of the Merger. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of performance units ranges from zero to 200% of the performance units granted depending on the extent to which the related performance goals are achieved over the relevant performance period.

The fair value of each performance unit was estimated as of the date of grant using a Monte Carlo simulation with the following assumptions used for all performance unit grants made under the plan: (i) a risk-free interest rate based on United States Treasury rates as of the grant date; (ii) a volatility assumption based on the historical realized price volatility of ENLK’s common units and the Peer Companies’ securities; (iii) an estimated ranking of ENLK and ENLC among the Peer Companies; and (iv) the distribution yield. The fair value of the performance unit on the date of grant is expensed over a vesting period of approximately three years.

ENLK Performance Units:	March 2018
Grant-date fair value	$19.24
Beginning TSR price	$15.44
Risk-free interest rate	2.38%
Volatility factor	43.85%

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2019 and 2018 is provided below (in millions). Since the Legacy ENLK Awards converted into ENLC unit-based awards as a result of the Merger, no additional performance units will vest as ENLK units under the GP Plan (such performance units, as converted, are eligible to vest as ENLC units) and no additional expense will be recognized after the closing of the Merger on January 25, 2019 under the GP Plan.

	Year Ended December 31,
ENLK Performance Units:	2019	2018
Aggregate intrinsic value of units vested	$2.1	$5.0
Fair value of units vested	$1.7	$7.7

(f) Benefit Plan

ENLK maintains a tax-qualified 401(k) plan whereby it matches 100% of every dollar contributed up to 6% of an employee’s eligible compensation. Contributions of $7.2 million, $9.4 million, and $8.3 million were made to the plan for the years ended December 31, 2020, 2019, and 2018, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(12) Derivatives

Interest Rate Swaps

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we pay a fixed interest rate of 2.27825% in exchange for LIBOR-based variable interest through December 2021. Assets or liabilities related to these interest rate swap contracts are included in the fair value of derivative assets and liabilities on the consolidated balance sheets, and the change in fair value of this contract is recorded net as gain or loss on designated cash flow hedges on the consolidated statements of comprehensive income. Monthly, upon settlement, we reclassify the gain or loss associated with the interest rate swaps into interest expense from accumulated other comprehensive income (loss). There is no ineffectiveness related to this hedge.

In December 2020, in connection with the partial repayment of the Term Loan, we paid $10.9 million to terminate $500.0 million of the $850.0 million interest rate swaps and settled the outstanding derivative liability of $10.9 million. The unrealized loss remains in accumulated other comprehensive loss and will amortize into “Interest expense” on the consolidated statements of operations until the original maturity date of the Term Loan. For the year ended December 31, 2020, we amortized $0.4 million into interest expense out of accumulated other comprehensive loss related to the termination of the interest rate swaps. The remaining $350.0 million interest rate swaps were re-designated as a cash flow hedge on LIBOR-based borrowings and continue to be effective.

The components of the loss on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	December 31, 2020	December 31, 2019
Change in fair value of interest rate swaps	$(5.6)	$(12.4)
Tax benefit	1.3	3.4
Loss on designated cash flow hedge	$(4.3)	$(9.0)

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement and amortization of the termination payment of our interest rate swaps, included in our consolidated statements of operations were as follows (in millions):

	December 31, 2020	December 31, 2019
Interest expense	$14.5	$0.4

We expect to recognize an additional $18.2 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

	December 31, 2020	December 31, 2019
Fair value of derivative liabilities—current	$(7.6)	$(5.6)
Fair value of derivative liabilities—long-term	—	(6.8)
Net fair value of interest rate swaps	$(7.6)	$(12.4)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Year Ended December 31,
	2020	2019	2018
Change in fair value of derivatives	$(10.5)	$(0.1)	$10.1
Realized gain (loss) on derivatives	(11.5)	14.5	(4.9)
Gain (loss) on derivative activity	$(22.0)	$14.4	$5.2

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	December 31, 2020	December 31, 2019
Fair value of derivative assets—current	$25.0	$12.9
Fair value of derivative assets—long-term	4.9	4.3
Fair value of derivative liabilities—current	(29.5)	(8.8)
Fair value of derivative liabilities—long-term	(2.5)	—
Net fair value of commodity swaps	$(2.1)	$8.4

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity swaps that we held for price risk management purposes and the related physical offsets at December 31, 2020 (in millions). The remaining term of the contracts extend no later than December 2022.

		December 31, 2020
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gallons	(117.3)	$(14.8)
NGL (long contracts)	Swaps	Gallons	13.7	0.3
Natural gas (short contracts)	Swaps	MMbtu	(15.9)	1.4
Natural gas (long contracts)	Swaps	MMbtu	10.7	1.2
Crude and condensate (short contracts)	Swaps	MMbbls	(10.1)	(7.0)
Crude and condensate (long contracts)	Swaps	MMbbls	2.5	16.8
Total fair value of commodity swaps				$(2.1)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap contracts, the maximum loss on our gross receivable position of $29.9 million as of December 31, 2020 would be reduced to $9.2 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	December 31, 2020	December 31, 2019
Interest rate swaps (1)	$(7.6)	$(12.4)
Commodity swaps (2)	$(2.1)	$8.4
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,593.8	$4,318.2	$4,764.3	$4,444.2
____________________________
(1)The carrying value of long-term debt as of December 31, 2020 includes current maturities. The carrying value of the long-term debt is reduced by debt issuance costs of $32.6 million and $29.8 million at December 31, 2020 and 2019, respectively. The respective fair values do not factor in debt issuance costs.
The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

As of December 31, 2020, we had total borrowings under senior unsecured notes of $4.0 billion maturing between 2024 and 2047 with fixed interest rates ranging from 4.15% to 5.625%. As of December 31, 2019, we had total borrowings under senior unsecured notes of $3.6 billion maturing between 2024 and 2047 with fixed interest rates ranging from 4.15% to 5.60%.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The fair values of all senior unsecured notes as of December 31, 2020 and 2019 were based on Level 2 inputs from third-party market quotations.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(15) Segment Information

Identification of the majority of our operating segments is based principally upon geographic regions served:

•Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in West Texas and Eastern New Mexico;

•Louisiana Segment. The Louisiana segment includes our natural gas and NGL pipelines, natural gas processing plants, natural gas and NGL storage facilities, and fractionation facilities located in Louisiana and our crude oil operations in ORV;

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2020
Natural gas sales	$150.1	$330.5	$153.1	$70.3	$—	$704.0
NGL sales	0.2	1,545.4	2.8	—	—	1,548.4
Crude oil and condensate sales	558.1	126.7	40.3	—	—	725.1
Product sales	708.4	2,002.6	196.2	70.3	—	2,977.5
NGL sales—related parties	312.6	31.4	296.4	115.2	(755.6)	—
Crude oil and condensate sales—related parties	0.6	—	(0.1)	3.6	(4.1)	—
Product sales—related parties	313.2	31.4	296.3	118.8	(759.7)	—
Gathering and transportation	42.8	46.5	228.7	179.2	—	497.2
Processing	24.1	2.0	123.6	132.6	—	282.3
NGL services	—	75.8	—	0.2	—	76.0
Crude services	16.8	45.2	16.5	0.2	—	78.7
Other services	1.2	1.6	0.4	0.9	—	4.1
Midstream services	84.9	171.1	369.2	313.1	—	938.3
Crude services—related parties	—	—	0.3	—	(0.3)	—
Midstream services—related parties	—	—	0.3	—	(0.3)	—
Revenue from contracts with customers	1,106.5	2,205.1	862.0	502.2	(760.0)	3,915.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(842.2)	(1,787.0)	(365.5)	(153.8)	760.0	(2,388.5)
Loss on derivative activity	—	—	—	—	(22.0)	(22.0)
Adjusted gross margin	264.3	418.1	496.5	348.4	(22.0)	1,505.3
Operating expenses	(94.2)	(120.0)	(82.2)	(77.4)	—	(373.8)
Segment profit (loss)	170.1	298.1	414.3	271.0	(22.0)	1,131.5
Depreciation and amortization	(125.2)	(145.8)	(216.9)	(143.4)	(7.3)	(638.6)
Impairments	(184.6)	(170.0)	(0.7)	—	(7.5)	(362.8)
Gain (loss) on disposition of assets	(11.2)	0.1	0.3	2.0	—	(8.8)
General and administrative	—	—	—	—	(103.3)	(103.3)
Interest expense, net of interest income	—	—	—	—	(223.3)	(223.3)
Gain on extinguishment of debt	—	—	—	—	32.0	32.0
Income from unconsolidated affiliates	—	—	—	—	0.6	0.6
Other income	—	—	—	—	0.3	0.3
Income (loss) before non-controlling interest and income taxes	$(150.9)	$(17.6)	$197.0	$129.6	$(330.5)	$(172.4)
Capital expenditures	$181.1	$44.6	$17.9	$16.9	$2.1	$262.6
____________________________
(1)Includes related party cost of sales of $8.7 million for the year ended December 31, 2020 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $631.3 million for the year ended December 31, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2019
Natural gas sales	$94.3	$416.6	$236.4	$129.3	$—	$876.6
NGL sales	0.9	1,725.6	19.6	30.9	—	1,777.0
Crude oil and condensate sales	1,975.0	291.9	109.6	—	—	2,376.5
Product sales	2,070.2	2,434.1	365.6	160.2	—	5,030.1
Natural gas sales—related parties	0.4	—	—	—	(0.4)	—
NGL sales—related parties	347.7	25.7	421.1	94.8	(889.3)	—
Crude oil and condensate sales—related parties	13.5	1.7	—	5.5	(20.7)	—
Product sales—related parties	361.6	27.4	421.1	100.3	(910.4)	—
Gathering and transportation	48.8	58.3	234.5	196.4	—	538.0
Processing	30.5	3.2	138.2	143.0	—	314.9
NGL services	—	50.6	—	0.1	—	50.7
Crude services	19.2	51.9	19.8	—	—	90.9
Other services	12.0	0.7	0.1	1.1	—	13.9
Midstream services	110.5	164.7	392.6	340.6	—	1,008.4
NGL services—related parties	—	(3.4)	—	—	3.4	—
Crude services—related parties	—	—	1.8	—	(1.8)	—
Midstream services—related parties	—	(3.4)	1.8	—	1.6	—
Revenue from contracts with customers	2,542.3	2,622.8	1,181.1	601.1	(908.8)	6,038.5
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(2,283.9)	(2,181.6)	(627.0)	(208.8)	908.8	(4,392.5)
Gain on derivative activity	—	—	—	—	14.4	14.4
Adjusted gross margin	258.4	441.2	554.1	392.3	14.4	1,660.4
Operating expenses	(112.9)	(147.3)	(104.0)	(102.9)	—	(467.1)
Segment profit	145.5	293.9	450.1	289.4	14.4	1,193.3
Depreciation and amortization	(119.8)	(154.1)	(194.9)	(139.8)	(8.4)	(617.0)
Impairments	(3.5)	(188.7)	(813.5)	(127.8)	—	(1,133.5)
Gain (loss) on disposition of assets	(0.3)	2.6	0.1	(0.5)	—	1.9
General and administrative	—	—	—	—	(152.6)	(152.6)
Loss on secured term loan receivable	—	—	—	—	(52.9)	(52.9)
Interest expense, net of interest income	—	—	—	—	(216.0)	(216.0)
Loss from unconsolidated affiliates	—	—	—	—	(16.8)	(16.8)
Other income	—	—	—	—	0.9	0.9
Income (loss) before non-controlling interest and income taxes	$21.9	$(46.3)	$(558.2)	$21.3	$(431.4)	$(992.7)
Capital expenditures	$364.5	$99.9	$238.1	$39.0	$6.9	$748.4
____________________________
(1)Includes related party cost of sales of $21.7 million for the year ended December 31, 2019 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $608.6 million for the year ended December 31, 2019.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2018
Natural gas sales	$152.3	$531.1	$189.7	$140.6	$—	$1,013.7
NGL sales	0.5	2,786.3	25.2	29.0	—	2,841.0
Crude oil and condensate sales	2,344.1	227.1	85.9	0.5	—	2,657.6
Product sales	2,496.9	3,544.5	300.8	170.1	—	6,512.3
Natural gas sales—related parties	(0.3)	0.3	2.5	—	—	2.5
NGL sales—related parties	454.1	47.4	590.8	49.4	(1,104.3)	37.4
Crude oil and condensate sales—related parties	—	0.2	0.3	1.8	(1.2)	1.1
Product sales—related parties	453.8	47.9	593.6	51.2	(1,105.5)	41.0
Gathering and transportation	28.0	68.8	143.2	146.3	—	386.3
Processing	23.8	3.3	128.7	83.9	—	239.7
NGL services	—	59.6	—	—	—	59.6
Crude services	4.2	60.1	2.8	—	—	67.1
Other services	8.7	0.9	0.1	0.9	—	10.6
Midstream services	64.7	192.7	274.8	231.1	—	763.3
Gathering and transportation—related parties	—	—	80.6	122.7	—	203.3
Processing—related parties	—	—	48.5	108.5	—	157.0
NGL services—related parties	—	3.3	—	—	(3.3)	—
Crude services—related parties	14.9	—	1.5	—	—	16.4
Other services—related parties	—	—	—	0.5	—	0.5
Midstream services—related parties	14.9	3.3	130.6	231.7	(3.3)	377.2
Revenue from contracts with customers	3,030.3	3,788.4	1,299.8	684.1	(1,108.8)	7,693.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(2,808.3)	(3,365.7)	(743.6)	(199.2)	1,108.8	(6,008.0)
Gain on derivative activity	—	—	—	—	5.2	5.2
Adjusted gross margin	222.0	422.7	556.2	484.9	5.2	1,691.0
Operating expenses	(96.1)	(154.3)	(90.3)	(112.7)	—	(453.4)
Segment profit	125.9	268.4	465.9	372.2	5.2	1,237.6
Depreciation and amortization	(111.0)	(150.9)	(178.8)	(127.9)	(8.7)	(577.3)
Impairments	(138.5)	(24.6)	—	(202.7)	—	(365.8)
Gain (loss) on disposition of assets	—	(0.1)	(0.8)	0.4	0.1	(0.4)
General and administrative	—	—	—	—	(140.3)	(140.3)
Interest expense, net of interest income	—	—	—	—	(182.3)	(182.3)
Income from unconsolidated affiliates	—	—	—	—	13.3	13.3
Other income	—	—	—	—	0.6	0.6
Income (loss) before non-controlling interest and income taxes	$(123.6)	$92.8	$286.3	$42.0	$(312.1)	$(14.6)
Capital expenditures	$271.7	$54.4	$493.8	$24.7	$5.3	$849.9
____________________________
(1)Includes related party cost of sales of $114.1 million for the year ended December 31, 2018 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $568.6 million for the year ended December 31, 2018.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The table below represents information about segment assets as of December 31, 2020 and 2019 (in millions):

Segment Identifiable Assets:	December 31, 2020	December 31, 2019
Permian	$2,188.1	$2,465.7
Louisiana	2,284.8	2,562.0
Oklahoma	2,816.4	3,035.0
North Texas	1,001.7	1,135.8
Corporate (1)	259.9	137.3
Total identifiable assets	$8,550.9	$9,335.8
____________________________
(1)Includes accounts receivable sold to the SPV for collateral under the AR Facility for the year ended December 31, 2020.

(16) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data is presented below (in millions, except per unit data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2020
Revenues	$1,156.1	$744.9	$928.5	$1,064.3	$3,893.8
Impairments	$353.0	$1.5	$—	$8.3	$362.8
Operating income (loss)	$(245.5)	$70.7	$100.5	$92.3	$18.0
Net income attributable to non-controlling interest	$26.4	$25.7	$26.6	$27.2	$105.9
Net income (loss) attributable to ENLC	$(286.8)	$4.1	$12.6	$(151.4)	$(421.5)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.59)	$0.01	$0.03	$(0.31)	$(0.86)
Diluted common unit	$(0.59)	$0.01	$0.03	$(0.31)	$(0.86)

2019
Revenues	$1,779.2	$1,710.0	$1,408.0	$1,155.7	$6,052.9
Impairments	$186.5	$—	$—	$947.0	$1,133.5
Operating income (loss)	$(88.7)	$53.1	$96.5	$(821.7)	$(760.8)
Net income attributable to non-controlling interest	$41.5	$25.2	$25.7	$27.3	$119.7
Net income (loss) attributable to ENLC	$(176.3)	$(16.1)	$11.8	$(938.7)	$(1,119.3)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$(0.45)	$(0.03)	$0.02	$(1.92)	$(2.41)
Diluted common unit	$(0.45)	$(0.03)	$0.02	$(1.92)	$(2.41)

2018
Revenues	$1,761.7	$1,764.7	$2,114.3	$2,058.3	$7,699.0
Impairments	$—	$—	$24.6	$341.2	$365.8
Operating income (loss)	$105.3	$148.8	$89.8	$(190.1)	$153.8
Net income (loss) attributable to non-controlling interest	$44.7	$74.2	$37.3	$(175.8)	$(19.6)
Net income (loss) attributable to ENLC	$12.4	$28.0	$7.7	$(61.3)	$(13.2)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$0.07	$0.15	$0.04	$(0.34)	$(0.07)
Diluted common unit	$0.07	$0.15	$0.04	$(0.34)	$(0.07)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(17) Supplemental Cash Flow Information

The following schedule summarizes cash paid for interest, cash paid for income taxes, cash paid for finance leases included in cash flows from financing activities, cash paid for operating leases included in cash flows from operating activities, non-cash investing activities, and non-cash financing activities for the periods presented (in millions):

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2020	2019	2018
Cash paid for interest	$207.3	$218.9	$186.3
Cash paid (refunded) for income taxes	$(0.7)	$4.0	$2.2
Cash paid for finance leases included in cash flows from financing activities	$—	$1.2	$—
Cash paid for operating leases included in cash flows from operating activities	$24.6	$29.8	$—

Non-cash investing activities:
Non-cash accrual of property and equipment	$(39.6)	$(6.5)	$6.8
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$9.8	$104.1	$—
Discounted secured term loan receivable from contract restructuring	$—	$—	$47.7

Non-cash financing activities:
Receivable from sale of VEX	$10.0	$—	$—
Redemption of non-controlling interest	$(4.0)	$—	$—
(18) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	December 31, 2020	December 31, 2019
Natural gas and NGLs inventory	$44.9	$43.4
Prepaid expenses and other	13.8	14.4
Other current assets	$58.7	$57.8

Other current liabilities:	December 31, 2020	December 31, 2019
Accrued interest	$35.7	$37.1
Accrued wages and benefits, including taxes	22.5	31.5
Accrued ad valorem taxes	26.5	28.5
Capital expenditure accruals	10.6	42.4
Retainage liability	1.0	8.7
Short-term lease liability	16.3	21.1
Suspense producer payments	10.6	13.8
Operating expense accruals	8.4	10.8
Other	17.5	12.3
Other current liabilities	$149.1	$206.2

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2020), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears in “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

Disclosure Pursuant to Item 5.02 of Form 8-K – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On February 16, 2021, the Board approved changes to the Company’s form of performance-based restricted incentive unit agreement (the “Performance-Based Award Agreement”) for awards of equity-based compensation to certain officers including the principal executive officer, principal financial officer, and other NEOs, under the EnLink Midstream, LLC 2014 Long-Term Incentive Plan.

The principal change to the form of the Performance-Based Award Agreement was to adopt the metric free cash flow after distributions (“FCFAD”) as the cash flow performance goal in the Performance-Based Award Agreement rather than the previously used distributable cash flow (“DCF”). FCFAD is now the principal cash flow metric used by the Company in its earnings announcements.

Also on the same date, the Operating Partnership amended and restated existing Performance-Based Award Agreements entered into with each of the NEOs to use FCFAD rather than DCF as the cash flow performance goal.

For more information on the terms of our Performance-Based Award Agreement Agreements and relevant 2021 targets, see “Item 11—Executive Compensation—Compensation Discussion and Analysis—Performance Unit Awards,” and the form of Performance-Based Award Agreement, a copy of which is filed with this report as Exhibit 10.17. This description of the form of Performance-Based Award Agreement does not purport to be complete and is qualified in its entirety by reference to the form of Performance-Based Award Agreement, which is incorporated herein by reference.

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

The following table shows information for the members of the Board of Directors of the Managing Member (the “Board”) and the executive officers of the Managing Member. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with EnLink Midstream Manager, LLC
Barry E. Davis	59	Chairman and Chief Executive Officer
Benjamin D. Lamb	41	Executive Vice President and Chief Operating Officer
Pablo G. Mercado	44	Executive Vice President and Chief Financial Officer
Alaina K. Brooks	46	Executive Vice President, Chief Legal and Administrative Officer, and Secretary
Deborah G. Adams (1)	60	Director and Member of the Audit Committee
William J. Brilliant	45	Director and Member of the Governance and Compensation Committee
James C. Crain (1)	72	Director and Member of the Audit and Conflicts (2) Committees
Leldon E. Echols (1)	65	Director and Member of the Governance and Compensation and Audit (2) Committees
Thomas W. Horton	59	Director
James K. Lee	39	Director
Richard P. Schifter	67	Director
Scott E. Telesz	53	Director
Kyle D. Vann (1)	73	Director and Member of the Conflicts and Governance and Compensation (2) Committees
____________________________
(1)Independent director.
(2)Chairperson of committee.

Barry E. Davis, Chairman and Chief Executive Officer, has served in this position since August 2019, after serving as Executive Chairman from January 2018 to August 2019, as Chairman and Chief Executive Officer from September 2016 until January 2018, and as President and Chief Executive Officer from our formation until September 2016. Mr. Davis has held management roles in the energy industry since 1984. Mr. Davis led our predecessor, Crosstex Energy, from its founding in 1996 through its merger with Devon to create ENLC. During this time, Crosstex Energy completed the initial public offerings of Crosstex Energy, L.P. in 2002 and Crosstex Energy, Inc. in 2004. Crosstex Energy was formed in 1996 when Mr. Davis led the management buyout of the midstream assets of Comstock Natural Gas, Inc., a subsidiary of Comstock Resources, Inc. Prior to the formation of Crosstex Energy, Mr. Davis was President and Chief Operating Officer of Comstock Natural Gas and founder of Ventana Natural Gas, a gas marketing and pipeline company that was purchased by Comstock Natural Gas. In addition to serving on our Board of Directors, Mr. Davis is a Trustee of Texas Christian University (TCU) and a board member of the Kirby Corp. and several other civic and nonprofit organizations. Mr. Davis is a member and former president of the Natural Gas and Electric Power Society, Dallas Wildcat Committee, and the Dallas Petroleum Club, as well as a member of the World Presidents Organization and the National Petroleum Council. Mr. Davis holds a Bachelor of Business Administration in Finance from Texas Christian University. Mr. Davis’s leadership skills and experience in the midstream natural gas industry, among other factors, led the Board to conclude that he should serve as a director.

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

Pablo G. Mercado, Executive Vice President and Chief Financial Officer, has served in this position since July 2020. Prior to July 2020, Mr. Mercado served as Senior Vice President and Chief Financial Officer of Forum Energy Technologies, Inc. (“Forum Energy”) from March 2018 to July 2020. Mr. Mercado also previously held various finance and corporate development positions at Forum Energy since joining in November 2011, including Senior Vice President, Finance from June 2017 to March 2018 and Vice President, Operations Finance from August 2015 to June 2017. Prior to Forum Energy, Mr. Mercado was as an investment banker with the Oil and Gas Group of Credit Suisse from 2005 to October 2011. Between 1998 and 2005, Mr. Mercado was an investment banker at UBS Investment Bank and Bank of America Merrill Lynch, working primarily with companies in the oil and gas industry. Mr. Mercado holds a Bachelor of Business Administration and a Bachelor of Arts in Economics from Southern Methodist University and a Master of Business Administration from The University of Chicago Booth School of Business. He currently serves on the Board of Directors as a member of the Audit and Governance Committees of Comfort Systems USA, Inc. and on the Board of Directors of the Energy Infrastructure Council, a non-profit trade association for companies that develop and operate energy infrastructure.

Alaina K. Brooks, Executive Vice President, Chief Legal and Administrative Officer, and Secretary, has served in this position since June 2018. Ms. Brooks was appointed as a director of the General Partner in January 2019. Ms. Brooks previously served in a number of our leadership roles, most recently as Senior Vice President, General Counsel and Secretary from September 2014 until June 2018 and as Deputy General Counsel until September 2014. In Ms. Brooks’ current role, she serves on our Executive Leadership Team and leads the legal, regulatory, public and industry affairs, contract administration, and human resources functions. Prior to 2008, Ms. Brooks practiced law at Weil, Gotshal & Manges LLP and Baker Botts L.L.P., where she counseled clients on matters of complex commercial litigation, risk management, and taxation. Ms. Brooks is a licensed Certified Public Accountant and holds a Juris Doctor from Duke University School of Law and Bachelor of Science and Master of Science in accounting from Oklahoma State University.

Deborah G. Adams has served as a director of the Managing Member since February 2020. Ms. Adams served on the Executive Leadership Team at Phillips 66 as Senior Vice President of Health, Safety, and Environment, Projects and Procurement from 2014 until her retirement in October 2016. Ms. Adams previously served as Division President, Transportation for Phillips 66 and ConocoPhilipps from 2008 to 2014. Prior to this time, Ms. Adams held various leadership positions at ConocoPhillips, including Chief Procurement Officer, General Manager, International Refining, and Manager, Global Downstream Information Systems. She has also served on several of ConocoPhillips’ joint venture boards. Ms. Adams currently serves as a director on the board of directors of Gulfport Energy, MRC Global, Inc., and Austin Industries, an employee-owned construction company. Ms. Adams has also served as a member of the Oklahoma State University Foundation Board of Trustees and on the University’s Board of Governors. In 2014, she was inducted into the Oklahoma State University College of Engineering, Architecture and Technology Hall of Fame, and in 2015, the National Diversity Council named Adams to the list of the Top 50 Most Powerful Women in Oil and Gas. Ms. Adams received a Bachelor of Science in chemical engineering from Oklahoma State University. Ms. Adams was selected to serve as a director due to, among other factors, her extensive experience in the energy sector, including midstream, her leadership skills and her business experience, including her expertise in a wide range of operational areas.

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

James C. Crain has served as a director of the Managing Member since March 2014. Mr. Crain joined Crosstex Energy, Inc., the predecessor to ENLC, as a director in July 2006. Mr. Crain served as a director of the General Partner from December 2005 to August 2008. Mr. Crain retired as president of Marsh Operating Company in July 2013, where he worked since 1984 and currently serves as an advisor to Marsh Operating Company and is a private investor. In addition, Mr. Crain serves as a consultant for Yorktown Partners, LLC, an energy oriented private equity fund, where he advises certain portfolio companies in connection with their business activities. Prior to Marsh, he was a partner at the law firm of Jenkens & Gilchrist. Mr. Crain previously served on the board of Approach Resources, Inc. He graduated from the University of Texas at Austin with a B.B.A.

degree, a Master of Professional Accountancy, and a Doctor of Jurisprudence. Mr. Crain was selected to serve as a director due to his legal background and his experience in the oil and natural gas industry, among other factors.

Leldon E. Echols has served as a director of the Managing Member since March 2014. Mr. Echols joined Crosstex Energy, Inc, the predecessor to ENLC, as a director in January 2008. Mr. Echols served as a director of the General Partner from March 2014 until January 2019. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. and HollyFrontier Corporation. Mr. Echols brings over 30 years of financial and business experience to the Board. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm’s audit and business advisory practice in North Texas, Colorado, and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols previously served as a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science in accounting from Arkansas State University. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols was selected to serve as a director due to his accounting and financial experience and service as the chief financial officer for another public company, among other factors.

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

James K. Lee has served as a director of the Managing Member since February 2020. Mr. Lee is an Investment Principal at GIP and a key member of GIP’s North American energy investment business. Mr. Lee has been a member of GIP’s investment team since 2009. Prior to joining GIP, Mr. Lee was an investment banker at Goldman Sachs & Co. Mr. Lee previously served on the Board of Directors of Competitive Power Ventures, a privately held electric power generation development and asset management company. Mr. Lee holds a Bachelor of Commerce (Honors and University Medal) and a Bachelor of Laws from the University of New South Wales. Mr. Lee was selected to serve as a director due to, among other factors, his energy industry background and his banking and financial experience.

Richard P. Schifter has served as a director of the Managing Member since December 2020. Mr. Schifter is a senior advisor of TPG, a leading global private investment firm. He was a partner at TPG from 1994 through 2013. Prior to joining TPG, he was a partner at the law firm of Arnold & Porter in Washington, D.C. He joined Arnold & Porter in 1979 and was a partner from 1986 through 1994. Mr. Schifter currently serves on the board of directors of LPL Financial Holdings Inc., Avianca Holdings, S.A. and ProSight Global, Inc. Schifter is also a member of the board of overseers of the University of Pennsylvania Law School. He received a Bachelor of Arts with distinction from George Washington University and a Juris Doctor cum laude from the University of Pennsylvania Law School. Mr. Schifter brings to the Board extensive legal and investment expertise.

Scott E. Telesz has served as a director of the Managing Member since December 2020. Mr. Telesz is an Operating Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, he spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Praxair Canada and Praxair Surface Technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. He currently serves on the board of directors of Hess Midstream GP LLC and of Edinburgh Airport. Mr. Telesz also serves on the Board of Visitors of Duke University’s Pratt School of Engineering. He earned a Bachelor of Science in electrical engineering from Duke University in 1989 and a Master of Business Administration from Harvard Business School in 1994. Mr. Telesz was selected to serve as a director due to, among other factors, his extensive executive and business expertise, his engineering background, and his leadership skills.

Kyle D. Vann has served as a director of the Managing Member since January 2019 and served as a director of the General Partner from April 2016 until January 2019. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995-2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Mr. Vann consulted with Entergy until 2020 and was an executive advisor to CCMP Capital Advisors, LLC from

2012-2017. He also serves on the board of PQ Chemical and is on the advisory boards of Texon, L.P. and Refined Technologies, Inc. He also serves as a director on the Boards of Mars Hill Productions and Generous Giving, which are private, charitable non-profits. Mr. Vann graduated from the University of Kansas with a Bachelor of Science in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering (where he was a recipient of the Distinguished Engineering Service Award). Mr. Vann was selected to serve as a director due to his extensive experience in the energy industry and his business expertise, among other factors.

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

For a director to be “independent” under the NYSE standards, the Board must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company, other than in his or her capacity as a director of the Company). In addition, the director must meet certain independence standards specified by the NYSE, including a requirement that the director was not employed by the Managing Member or engaged in certain business dealings with the Managing Member. Using these standards for determining independence, the Board has determined that Messrs. Vann, Crain, and Echols and Ms. Adams qualify as “independent” directors.

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

The Audit Committee, comprised of Messrs. Echols (chair) and Crain and Ms. Adams, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, retention, compensation, and oversight of the work of our independent auditors.

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

Code of Ethics and Governance Guidelines

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) applicable to all of our employees, officers, and directors with regard to company-related activities. The Code of Ethics incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. It also incorporates expectations of our employees that enable us to provide accurate and timely disclosure in our filings with the Commission and other public communications. We also adopted Governance Guidelines (the “Governance Guidelines”) that outline the important policies and practices regarding our governance and provide an effective framework for the functioning of our Board. A copy of the Code of Ethics and the Governance Guidelines are available to any person, free of charge, within the “Governance Documents” subsection of the “Corporate Governance” section of the investors section of our website at www.enlink.com. If any substantive amendments are made to the Code of Ethics or if we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to any of our executive officers and directors, we will disclose the nature of such amendment or waiver on our website. The information contained on, or connected to, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Commission.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and beneficial owners of more than 10% of our common units to file with the Commission reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Forms 3, 4, and 5 reports furnished to us and written representations from our directors and executive officers, we believe that during 2020, all of our directors, executive officers, and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them, other than (i) one Form 4 filing for Susan J. McAden, which Form 4 filing reported one transaction and was due on March 20, 2020 but was filed one day late, (ii) one Form 4 filing for WSIP Egypt Holdings, LP, a beneficial owner of Enfield, which Form 4 filing reported one transaction and was due on November 17, 2020 but was filed two days late, and (iii) one Form 4 filing for The Goldman Sachs Group, Inc., a beneficial owner of Enfield, which Form 4 filing reported one transaction and was due on November 17, 2020 but was filed two days late.

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

By the Members of the Committee:

Kyle D. Vann (Chairman)

William J. Brilliant

Leldon E. Echols

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides an overview of the philosophy and objectives of our executive compensation program. It explains how compensation decisions are linked to performance with respect to our strategic goals and defined targets under the elements of the compensation program. These goals and targets are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance.

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
The Committee considers the following principles in determining the total compensation of the named executive officers:

•Base salary, short-term incentives, and long-term incentives should be competitive with the market in which we compete for executive talent in order to attract, retain, and motivate highly qualified executives;

•Equity-based awards under the long-term incentive plan should represent a significant portion of the executive’s total compensation in order to retain and incentivize highly qualified executives and to ensure all executives have a meaningful equity stake in us. Equity-based awards foster a culture of ownership and are a way to align the interests of executives with those of our unitholders;

•The compensation program should be sufficiently flexible to address special circumstances, including retention initiatives specifically targeted to retain highly qualified executives during challenging times; and

•The compensation program should drive performance and reward contributions in support of our business strategies and achievements.

Compensation Methodology

The Committee annually reviews our executive compensation program and each individual element of compensation. The review includes an analysis of the compensation practices of other companies in our industry, the competitive market for executive talent, the evolving demands of the business, the specific challenges that we may face, and individual and group contributions made by our executives to us and the Managing Member. The Committee recommended to the Board adjustments to the compensation program and to each individual element as determined necessary to achieve our goals. The Committee retains a compensation consultant to assist in its review and to provide input regarding the compensation program and each individual element.

Role of Compensation Consultant

The Committee retained Mercer (US) Inc., (“Mercer”) as its independent compensation consultant to advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of the General Partner during 2020. In particular, Mercer assisted in the Committee’s overall decision-making process with respect to named executive officers and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design, and employment agreement design, providing competitive market studies, and informing the Committee about emerging best practices and changes in the regulatory and governance environment. Mercer’s work for the Committee did not raise any conflicts of interest in 2020.

Role of Peer Group and Benchmarking

The Committee and Mercer collaborated to identify the following companies as our peer companies in 2020: Crestwood Equity Partners, L.P., DCP Midstream, L.P., Enable Midstream Partners, LP, Equitrans Midstream Corporation, Genesis Energy, L.P., Magellan Midstream Partners, L.P., MPLX, L.P., NuStar Energy L.P., ONEOK Inc., and Targa Resources Corp. (the “Peer Group”). The Committee believes the Peer Group is representative of the industry in which we operate. The individual companies were chosen based on a number of factors, including each company’s relative size/market capitalization, relative complexity of its business, similar organizational structure, competition for similar executive talent, and the roles and responsibilities of its named executive officers. The Committee considers the Peer Group companies annually, and historically there have been few changes from year to year. Companies are typically added or removed from the Peer Group as the result of a change in organizational structure or relative size/market capitalization as compared to us.

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

Elements of Compensation

For fiscal year 2020, the principal elements of compensation for the named executive officers were the following:

•base salary;
•annual bonus awards;
•long-term incentive plan equity awards;
•retirement and health benefits; and
•severance and change of control benefits.

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

Base Salary. The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, Peer Group data provided by the compensation consultant, compensation surveys, and performance and responsibilities of the named executive officers. The base salaries approved by the Board and paid to our named executive officers for fiscal year 2020 (and payable for fiscal 2021) are as follows:

	Prior Salary	Base Salary Effective For 2021	Percent Increase (Decrease)
Barry E. Davis	$735,000	$750,000	2.0%
Benjamin D. Lamb	$491,625	$507,000	3.1%
Pablo G. Mercado	$450,000	$465,000	3.3%
Alaina K. Brooks	$439,875	$465,000	5.7%
Eric D. Batchelder (1)	$450,225	$—	(100.0)%
____________________________
(1)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer.

Bonus Awards. The Board and the Committee oversee the STI Program. All employees, including named executive officers, are eligible to receive annual bonuses under the STI Program. Bonuses awarded to employees and named executive officers under the STI Program are based on the achievement of certain metrics established to measure success and are subject to the discretion of the Board and the Committee. The metrics employed by the STI Program contemplate that bonuses may be earned based primarily upon the achievement of certain core goals (collectively, the “Primary Bonus Components”), which may change from year-to-year. For 2020, the STI program included the following Primary Bonus Components:

•Financial. Adjusted EBITDA and distributable cash flow (“DCF”) per unit to maximize financial performance.

•Capital Projects. Timely and cost-effective capital projects.

•Operational. Efficient use of systems, assets, and equipment for meeting contractual obligations, driving customer service, and maximizing cash flow.

•Environmental and Safety. Prevention of safety incidents and improvement in safety compliance, operations, and training.

As reflected in the table below, a separate weighting and associated threshold/target/maximum is applied for each of the Primary Bonus Components. The weighting for each 2020 Primary Bonus Component and associated information are as follows:

Component	Weighting	Threshold Level	Target Level	Maximum Level
Financial - Adjusted EBITDA	60%	$996 million	$1,100 million	$1,197 million
Finance - DCF per unit	10%	$1.345	$1.494	$1.643
Capital Projects	10%	Timely and cost-effective capital projects
Operational	10%	Operational Scorecard
Environmental and Safety	10%	Environmental and Safety Scorecard
Total Weighting	100%

Each year, performance under the Primary Bonus Components will be measured, as applicable, on an interpolated “threshold/target/maximum” basis. Actual performance below threshold results in 0% of target, performance at threshold results in 50% of target, and results at the maximum threshold or higher are capped at 200% of target achievement for that component. Each year, a range of bonus pool values for the STI Program will be established to account for various levels of performance under the Primary Bonus Components, as applied on a weighted average basis. These bonus pool values are a framework and are subject to the application of the discretion of the Board and the Committee to determine the bonus amounts that are ultimately payable under the STI Program, including to the named executive officers, as further described below.

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

The Board, based on recommendations of the Committee, initially establishes the target bonus awards that may be earned and ultimately determines the final bonus amounts, if any, that are payable under the STI Program for the named executive officers. Initial bonus award amounts for consideration by the Committee and the Board for the named executive officers will be established by multiplying (i) the relevant named executive officer’s target bonus percentage by (ii) the relevant named executive officer’s base salary earnings for the applicable year (subject to certain adjustments to account for, among other things, mid-year changes in base salary or a mid-year hiring or termination) by (iii) an achievement percentage for the relevant year.

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

The final amount of bonus for each named executive officer was approved by the Board based upon the Committee’s recommendation and assessment of whether such officer met his or her personal performance objectives established at the beginning of the performance period. These performance objectives included the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer, and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives were reviewed and evaluated by the Committee as a whole. All named executive officers met or exceeded their minimum personal performance objectives for 2020. Accordingly, the Committee and the Board awarded bonuses to the named executive officers as follows:

	Target Bonus Percentage (as a % of Base Salary)	2020 Bonus (as a % of Base Salary)	2020 Bonus Amount ($)
Barry E. Davis	125%	133.8%	$983,658
Benjamin D. Lamb	100%	109.0%	$536,056
Pablo G. Mercado	90%	90.8%	$408,757	(1)
Alaina K. Brooks	90%	98.1%	$431,666
Eric D. Batchelder (2)	90%	61.1%	$274,980
____________________________
(1)Includes a $100,000 grant of equity in the form of restricted incentive units that vest on January 1, 2022.
(2)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer.

Long-Term Incentive Plans. Our named executive officers and outside directors are also eligible to participate in the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”). Prior to the Merger, our named executive officers and outside directors were also eligible to receive awards under the EnLink Midstream GP, LLC Long-Term Incentive Plan (the “GP Plan”). The Board, upon the recommendation of the Committee, approves the grants of equity awards to our named executive officers. The Committee believes that equity awards should comprise a significant portion of a named executive officer’s total compensation. A number of factors are considered when determining grants to each individual named executive officer including but not limited to: compensation surveys, Peer Group data, the named executive officer’s performance on a group and individual basis, company performance, market conditions, succession planning, retention, and other factors as determined by the Committee and/or the Board.
A brief discussion of each plan follows:

EnLink Midstream, LLC Long-Term Incentive Plan. Employees, non-employee directors, and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan; however, the Committee determines which eligible individuals receive awards under the 2014 Plan, subject to the Board’s approval of awards to our named executive officers. The 2014 Plan is administered by the Committee and permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”), unit awards, cash awards, and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in ENLC were initially reserved for issuance pursuant to awards under the 2014 Plan. In subsequent years, the 2014 Plan was amended and restated, resulting in an increase to the number of common units reserved for issuance thereunder. Most recently, the 2014 Plan was amended and restated, effective as of December 28, 2020, to increase the number of common units reserved for issuance to 41,116,046, of which 26,655,865 common units remain eligible for future grants after 2021 awards were made on January 1, 2021. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash, or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan. The long-term compensation structure of the 2014 Plan is intended to align the performance of participants with long-term performance for ENLC’s unitholders.

In general, the 2014 Plan is administered by the Committee. With respect to application of the 2014 Plan to non-employee directors, the 2014 Plan is administered by the Board. The Committee generally has the sole discretion to determine which eligible individuals receive awards under the 2014 Plan, subject to the review of the Board of awards to certain of our executive officers, and the Board has such discretion with respect to which eligible non-employee directors receive awards under 2014 Plan. The 2014 Plan, as currently amended and restated, will automatically expire on September 17, 2030. The Board may amend or terminate the 2014 Plan at any time, subject to any requirement of unitholder approval required by applicable law, rule, or regulation. The Committee may generally amend the terms of any outstanding award under the 2014 Plan at any time. However, no action may be taken by the Board or the Committee under the 2014 Plan that would materially and adversely affect the rights of a participant under a previously granted award without the participant’s consent.

EnLink Midstream GP, LLC Long-Term Incentive Plan. The General Partner adopted the GP Plan for employees, consultants, and independent contractors of the General Partner and its affiliates and outside directors of our Board who perform services for us. Effective as of the closing of the Merger, each unit-based award issued and outstanding immediately prior to the effective time of the Merger under the GP Plan was converted into an award with respect to our common units with substantially similar terms as were in effect immediately prior to the effective time, with certain adjustments to the performance-based vesting terms for any applicable awards related to the performance of ENLC and ENLK (as further described below). In addition, as of the closing of the Merger (i) we assumed all obligations in respect of the GP Plan, and (ii) the Committee (and the Board when applicable) became responsible for the administration of the GP Plan. No future awards will be granted under the GP Plan.

For more information on the 2014 Plan and the GP Plan, see our Information Statement on Schedule 14C filed with the Commission on December 8, 2020 and ENLK’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on February 20, 2019.

Performance Unit Awards. The Managing Member and the General Partner have granted performance awards under the 2014 Plan and the GP Plan, respectively. Prior to 2019, the performance award agreements provided that the vesting of restricted incentive units granted under the GP Plan and the 2014 Plan is dependent on the achievement of certain total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Designated Peer Companies”) over the applicable performance period. The performance award agreements contemplate that the Designated Peer Companies for an individual performance award (the “Subject Award”) are the companies comprising the AMZ, excluding ENLK and ENLC, on the grant date for the Subject Award. The performance units will vest based on the percentile ranking of the ENLC’s TSR achievement (and with respect to performance units granted prior to the Merger, ENLC’s and ENLK’s average TSR achievement for periods prior to the Merger and ENLC’s TSR for periods thereafter) (“EnLink TSR”) for the applicable performance period relative to the TSR achievement of the Designated Peer Companies. As of the effective time of the Merger, the performance metric for any then outstanding performance award was modified such that, the performance metric will, on a weighted average basis, (i) continue to relate to the EnLink TSR relative to the TSR performance of the Designated Peer Companies in respect of periods preceding the effective time of the Merger; and (ii) relate solely to the TSR performance of ENLC relative to the TSR performance of such Designated Peer Companies in respect of periods after the effective time of the Merger.

In 2019, the Board approved new forms of the performance-based award agreements (the “Performance-Based Award Agreement”) for future awards of equity-based compensation under the 2014 Plan. The Performance-Based Award Agreement provides that the vesting of restricted incentive units under the 2014 Plan is dependent on the achievement of (i) certain TSR performance goals relative to the TSR achievement of a peer group of companies and (ii) performance goal based on cash flow (“Cash Flow”). At the time of grant, the Board will determine the relative weighting of the two performance goals by including in the relevant Performance-Based Award Agreement the number of restricted incentive units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) and the achievement of the Cash Flow performance goals (the “Total CF Units”).

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

Approximately one-fourth of the Total TSR Units (the “Tranche TSR Units”) relates to the Cumulative Performance Period and each of the first three performance periods described below. The following table sets out the levels at which the Tranche TSR Units may vest (using linear interpolation) based on the TSR percentile ranking for the applicable performance period relative to the TSR achievement of the Designated Peer Companies:

Performance Level	Achieved TSR Position Relative to Designated Peer Companies	Vesting percentage of the Tranche TSR Units
Below Threshold	Less than 25%	0%
Threshold	Equal to 25%	50%
Target	Equal to 50%	100%
Maximum	Greater than or Equal to 75%	200%

Approximately one-third of the Total CF Units (the “Tranche CF Units”) relates to each of the first three performance periods described below (i.e., the Cash Flow performance goal does not relate to the Cumulative Performance Period). The Board will establish the Cash Flow performance targets for purposes of the column in the table below titled “ENLC’s Achieved Cash Flow” for each performance period no later than March 31 of the year in which the relevant performance period begins. Following the end date of a given performance period, the Committee will measure and determine the Cash Flow performance of ENLC to determine the Tranche CF Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end of the Cumulative Performance Period. In short, the Performance-Based Award Agreement defines Cash Flow for a given performance period as (A)(i) ENLC’s adjusted EBITDA minus (ii) interest expense, current taxes and other, maintenance capital expenditures, and preferred unit accrued distributions divided by (B) the time-weighted average number of ENLC’s common units outstanding during the relevant performance period.

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the Cash Flow performance of ENLC for the performance period ending December 31, 2020:

Performance Level	ENLC’s Achieved Cash Flow	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.345	0%
Threshold	Equal to $1.345	50%
Target	Equal to $1.494	100%
Maximum	Greater than or Equal to $1.643	200%

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the Cash Flow performance of ENLC for the performance period ending December 31, 2019:

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

Anti-Hedging and Anti-Pledging Policy. Pursuant to ENLC’s insider trading policy, ENLC prohibits hedging of its securities by directors, officers, or employees and pledging of its securities as collateral by directors and executive officers.

Retirement and Health Benefits. All eligible employees are offered a variety of health and welfare and retirement programs. The named executive officers are generally eligible for the same programs on the same basis as other employees. The Operating Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2020, the Operating Partnership matched 100% of every dollar contributed for contributions of up to 6% of eligible compensation made by eligible participants plus a discretionary profit-sharing contribution (not to exceed the maximum amount permitted by law). The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses.
Perquisites. We generally do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax, and related expenses for membership in an industry-related private lunch club (totaling less than $2,500 per year per named executive officer).

Change in Control and Severance Agreements

All of our named executive officers and certain members of senior management have entered into change in control agreements (the “Change in Control Agreements”) with the Operating Partnership and severance agreements (the “Severance Agreements” and collectively with the Change in Control Agreements, the “Agreements”) with the Operating Partnership. Additionally, as certain individuals become members of senior management, the individual may become a party to a change in control agreement and/or a severance agreement in substantially the same form as the applicable Agreement.

On November 3, 2020, the Operating Partnership amended and restated the existing Change in Control Agreement with each of our named executive officers, other than the Chairman and Chief Executive Officer, to increase the change in control benefit multiplier from two times the change in control benefit to two and a half times the change in control benefit. The change in control benefit multiplier in the Change in Control Agreement with the Company’s Chairman and Chief Executive Officer remains unchanged at three times the change in control benefit.

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

Potential Payments Upon a Change of Control

Under the Change in Control Agreements, if, within a period that begins 120 days prior to and ends 24 months following a change in control (as defined in the Change in Control Agreement), an officer’s employment is terminated without cause (as defined in the Change in Control Agreement) or is terminated by the officer for good reason (as defined in the Change in Control Agreement), such officer will be entitled to the General Benefits, the Outplacement Benefits, the Medical Severance Benefit and the Severance Benefit; provided, however, that the Chairman and Chief Executive Officer would be entitled to three times the Severance Benefit, the other named executive officers would be entitled to two and a half times the Severance Benefit, and other members of senior management would be entitled to one and a half times the Severance Benefit.

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

The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2020 are set forth in the table in the section below entitled “Payments Upon Termination or Change of Control.”

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

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Restricted Incentive Unit and Performance Unit Awards ($)(3)	All Other Compensation ($)		Total ($)
Barry E. Davis	2020	763,269	983,658	5,412,084	660,582	(6)	7,819,593
Chairman and Chief Executive Officer	2019	556,000	636,568	4,553,287	744,456		6,490,311
	2018	529,000	784,367	3,835,864	784,034		5,933,265
Benjamin D. Lamb	2020	519,988	536,056	2,706,036	209,641	(7)	3,971,721
Executive Vice President and Chief Operating Officer	2019	491,200	521,207	1,264,284	362,424		2,639,115
	2018	447,500	665,733	4,272,801	703,111		6,089,145
Pablo G. Mercado (4)	2020	225,000	408,757	986,400	223,126	(8)	1,843,283
Executive Vice President and Chief Financial Officer

Alaina K. Brooks	2020	465,252	431,666	1,391,674	181,311	(9)	2,469,903
Executive Vice President, Chief Legal and Administrative Officer, and Secretary	2019	439,500	444,709	902,261	302,253		2,088,723
	2018	393,300	468,087	2,410,163	204,661		3,476,211
Eric D. Batchelder (5)	2020	296,376	274,980	1,391,674	1,828,577	(10)	3,791,607
Former Executive Vice President and Chief Financial Officer	2019	449,900	429,585	948,218	205,157		2,032,860
	2018	399,200	560,771	3,133,675	304,836		4,398,482
____________________________
(1)Salary for the year 2020 included regular earnings, an additional 27th pay period, and a one-time paid time off (“PTO”) payout.
(2)Bonuses include all annual bonus payments. For 2020, the named executive officers received bonuses in the form of 100% cash except for Mr. Mercado, who received $100,000 of his 2020 bonus in restricted incentive units that vest on January 1, 2022. For 2019, the named executive officers received bonuses in the form of 35% cash and 65% equity awards that immediately vest. For 2018, the named executive officers received bonuses in the form of 50% cash and 50% equity awards that immediately vest. Such equity awards were entirely allocated in restricted incentive units of ENLC. Equity awards for 2019 and 2018 represent the grant date fair value of awards computed in accordance with ASC 718.
(3)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards.
(4)Mr. Mercado was appointed as Executive Vice President and Chief Financial Officer on July 13, 2020.
(5)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer.
(6)Amount of all other compensation for Mr. Davis includes a matching 401(k) contribution of $17,100 and DERs with respect to restricted incentive units of ENLC in the amount of $643,842.
(7)Amount of all other compensation for Mr. Lamb includes a matching 401(k) contribution of $17,100 and DERs with respect to restricted incentive units of ENLC in the amount of $192,541.
(8)Amount of all other compensation for Mr. Mercado includes DERs with respect to restricted incentive units of ENLC in the amount of $37,500 and $185,626 toward moving expenses.
(9)Amount of all other compensation for Ms. Brooks includes a matching 401(k) contribution of $17,100 and DERs with respect to restricted incentive units of ENLC in the amount of $164,211.
(10)Amount of all other compensation for Mr. Batchelder includes a matching 401(k) contribution of $17,100 and DERs with respect to restricted incentive units of ENLC in the amount of $77,818. Mr. Batchelder received $1,733,659 in connection with his departure.

CEO Pay Ratio

For fiscal year 2020, the annual total compensation for Mr. Davis was $7.8 million and for the median employee was $105,806. The resulting ratio of annual total compensation of Mr. Davis to the annual total compensation of our median employee was 74:1. This pay ratio is a reasonable estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K. As a result of our methodology for determining the pay ratio, which is described below, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions or may make adjustments that we do not make.

To determine the pay ratio, we first identified the median employee by examining 2020 W-2 Box 1 Federal Taxable Wages (the “Taxable Wages Measure”) for all of our employees, excluding the Chairman and Chief Executive Officer, who were employed on December 31, 2020, the last business day of the 2020 fiscal year. We included all employees, whether employed as full-time, part-time, or on a seasonal basis, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2020. We use the Taxable Wages Measure because it is consistently applied for all employees and because we believe it reasonably reflects the annual compensation of our employees. After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology used for calculating the annual total compensation of our named executive officers as set forth in the 2020 Summary Compensation Table above.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in the section titled “Compensation Discussion and Analysis” and in the footnotes to such tables.

Grants of Plan-Based Awards for Fiscal Year 2020 Table

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2020, including, but not limited to, awards made under the 2014 Plan.

ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(1)
Barry E. Davis	1/1/2020	—	—	—	391,499	(2)	2,399,889
	1/1/2020	195,750	391,499	782,998	—	(3)	3,012,195

Benjamin D. Lamb	1/1/2020	—	—	—	195,749	(2)	1,199,941
	1/1/2020	97,875	195,749	391,498	—	(3)	1,506,094

Pablo G. Mercado (4)	7/13/2020	—	—	—	200,000	(5)	468,000
	7/13/2020	100,000	200,000	400,000	—	(6)	518,400

Alaina K. Brooks	1/1/2020	—	—	—	100,671	(2)	617,113
	1/1/2020	50,336	100,671	201,342	—	(3)	774,561

Eric D. Batchelder (7)	1/1/2020	—	—	—	100,671	(2)	617,113
	1/1/2020	50,336	100,671	201,342	—	(3)	774,561
____________________________
(1)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards.
(2)These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2023.
(3)These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2023, recipients receive DERs, if any, with respect to the number of performance awards vested.
(4)In July 2020, Mr. Mercado was appointed Executive Vice President and Chief Financial Officer and was awarded restricted incentive units at the time of his appointment.
(5)These awards include DERs that provide for distributions on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on July 13, 2023.
(6)In July 2020, Mr. Mercado was appointed Executive Vice President and Chief Financial Officer and was awarded performance units at the time of his appointment. These awards include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on July 13, 2023, recipients receive DERs, if any, with respect to the number of performance awards vested.
(7)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2020

The following table provides information concerning all outstanding equity awards made to a named executive officer as of December 31, 2020, including, but not limited to, awards made under the 2014 Plan and the GP Plan.

ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Unit Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)(4)(5)(6)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Barry E. Davis	2023	391,499	1,452,461	391,499		1,452,461
	2022	135,318	502,030	391,292	(7)	1,451,693
	2021	98,730	366,288	98,730		366,288
Benjamin D. Lamb	2023	195,749	726,229	195,749		726,229
	2022	—	—	96,525		358,108
	2021	139,925	519,122	—		—
Pablo Mercado	2023	200,000	742,000	200,000		742,000
Alaina K. Brooks	2023	100,671	373,489	100,671		373,489
	2022	—	—	72,394		268,582
	2021	73,780	273,724	26,000		96,460
Eric D. Batchelder (8)	2023	—	—	17,544		65,088
	2022	—	—	26,956		100,007
____________________________
(1)Restricted incentive units vesting in 2021 vest on January 1st and August 1st of the relevant year, as applicable. Restricted incentive units vesting in 2022 vest on January 1st. For Mr. Davis, restricted incentive units vesting in 2022 vest on January 1st and August 1st, as applicable. Restricted incentive units vesting in 2023 vest on January 1st and July 13th, as applicable.
(2)The closing price for the ENLC common units was $3.71 as of December 31, 2020.
(3)Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%.
(4)Vesting of awards in 2021 are contingent upon (i) the ENLC and ENLK TSR performance measured against a peer group of companies in respect of periods preceding the effective time of the Merger and (ii) the TSR performance of ENLC measured against a peer group of companies in respect of periods after the effective time of the Merger.
(5)Vesting of awards in 2022 and 2023 are contingent upon (i) the EnLink TSR performance measured against a peer group of companies and (ii) EnLink’s achieved distributable cash flow per unit outstanding.
(6)Vesting of awards in 2023 are contingent upon (i) the EnLink TSR performance measured against a peer group of companies and (ii) EnLink’s achieved free cash flow after distributions per unit outstanding.
(7)Vesting of awards in August 2022 for Mr. Davis are contingent upon the EnLink TSR performance measured against a peer group of companies.
(8)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer. Pursuant to the terms of his award agreements and change in control agreement, Mr. Batchelder’s outstanding restricted incentive units vested at 100% and a portion of his outstanding performance units vested at 16.8% of target in July 2020. The remaining outstanding performance units not vested in 2020 will vest on the original vesting date of January 1, 2022 and January 1, 2023, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.

Units Vested Table for Fiscal Year 2020

The following table provides information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2020.

ENLINK MIDSTREAM, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting	Value Per Unit Realized on Vesting ($)	Total ($)
Barry E. Davis	1/1/2020	106,667	6.13	653,869
	1/15/2020	106,667	5.74	612,269
	2/21/2020	91,139	4.54	413,771
Benjamin D. Lamb	1/1/2020	65,515	6.13	401,607
	2/21/2020	74,622	4.54	338,784
	8/1/2020	93,849	2.45	229,930
Pablo G. Mercado	—	—	—	—
Alaina K. Brooks	1/1/2020	19,649	6.13	120,448
	1/15/2020	19,649	5.74	112,785
	2/21/2020	60,091	4.54	272,813
	8/1/2020	47,778	2.45	117,056
Eric D. Batchelder (1)	2/21/2020	61,504	4.54	279,228
	7/11/2020	165,503	2.34	387,277
____________________________
(1)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer. Pursuant to the terms of his award agreements and change in control agreement, Mr. Batchelder’s outstanding restricted incentive units vested at 100% and a portion of his outstanding performance units vested at 16.8% of target in July 2020. The remaining outstanding performance units not vested in 2020 will vest on the original vesting date of January 1, 2022 and January 1, 2023, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.

Payments Upon Termination or Change of Control

The following table shows potential payments that would have been made to the named executive officers as of December 31, 2020.

Named Executive Officer	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	4,341,068	24,448	—	5,994,818	5,591,222
Benjamin D. Lamb	2,552,556	31,239	—	3,044,181	2,329,687
Pablo G. Mercado	2,191,666	29,667	—	2,619,166	1,484,000
Alaina K. Brooks	2,130,282	31,778	—	2,548,163	1,385,744
Eric D. Batchelder (6)	—	—	—	—	—
____________________________
(1)Each named executive officer is entitled to a lump sum amount equal to two times the Severance Benefit, the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if he or she is terminated without cause (as defined in the Severance Agreement) or if he or she terminates employment for good reason (as defined in the Severance Agreement), subject to compliance with certain non-competition and non-solicitation covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(2)Each named executive officer is entitled to health care benefits equal to a lump sum payment of the estimated monthly cost of the benefits under COBRA for 18 months if he or she is terminated without cause (as defined in the applicable Severance Agreement or Change of Control Agreement (the “Applicable Agreement”) or if he or she terminates employment for good reason (as defined in the Applicable Agreement)).
(3)Each named executive officer is entitled to his or her then current base salary up to the date of termination plus such other fringe benefits (other than any bonus, severance pay benefit, participation in the company’s 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination if he or she is terminated for cause (as defined in the Applicable Agreement) or he or she terminates employment without good reason (as defined in the Applicable Agreement). The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(4)Each named executive officer is entitled to a lump sum payment equal to two and a half times the Severance Benefit (three times in the case of the Chairman and Chief Executive Officer), the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if he or she is terminated without cause (as defined in the Change of Control Agreement) or if he or she terminates employment for good reason (as defined in the Change of Control Agreement) within 120 days prior to or two years following a change in control (as defined in the Severance Agreement), subject to compliance with certain non-competition, non-solicitation, and other covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(5)Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change of control (as defined under the long-term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2020.
(6)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer. Pursuant to his departure, Mr. Batchelder received a cash payment of $1,733,659 related to his Severance Benefit and accelerated vesting of outstanding equity awards valued at $387,277 as of the vesting date. In addition, Mr. Batchelder will receive a prorated amount related to his 2020 bonus, which is payable at the end of February 2021.

Compensation of Directors for Fiscal Year 2020

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards (1) ($)	All Other Compensation ($)(2)	Total ($)
Deborah G. Adams	51,174	29,586	7,236	87,996
James C. Crain	110,000	29,586	7,236	146,822
Leldon E. Echols	104,000	29,586	7,236	140,822
Kyle D. Vann	111,250	29,586	7,236	148,072
____________________________
(1)On April 20, 2020, Ms. Adams and Messrs. Crain, Echols, and Vann were each granted awards of restricted incentive units with a fair market value of $1.15 per unit and that vested on January 1, 2021. The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards. At December 31, 2020, Ms. Adams and Messrs. Crain, Echols, and Vann each held an aggregate of 25,727 outstanding restricted incentive unit awards. The number of units granted to each Director based on $4.47, the closing trading price on December 5, 2019, is consistent with the grants to Named Executive Officers. Value on this date aligns with Board approved compensation of equity compensation valued at $115,000.
(2)Other Compensation is comprised of DERs with respect to restricted incentive units.

Each director of the Managing Member who is not an employee of the Managing Member or GIP is paid an annual retainer fee of $72,500 and equity compensation valued at $115,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting or each additional meeting that they attend. The respective chairs of each committee received the following annual fees for fiscal year ended 2020: Audit—$24,000, Governance and Compensation Committee—$15,000, and Conflicts—$20,000. The respective members of each committee received the following annual fees for the fiscal year ended 2020: Audit—$17,500, Governance and Compensation Committee—$7,500, and Conflicts—$15,000. Directors were also reimbursed for related out-of-pocket expenses.

Barry E. Davis, as an officer of the Managing Member, William J. Brilliant, Thomas W. Horton, James K. Lee, and Scott E. Telesz, as representatives of GIP, and Richard P. Schifter, as a representative of TPG, receive no separate compensation for their respective service as directors.

Governance and Compensation Committee Interlocks and Insider Participation

Our Governance and Compensation Committee is comprised of Kyle D. Vann (Chairman), William J. Brilliant, and Leldon E. Echols. As described elsewhere in this report, Mr. Brilliant is a representative of GIP and may have an interest in the transactions among GIP, ENLK, and us. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

No other member of the Compensation Committee during fiscal 2020 was a current or former officer or employee of the General Partner or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the Commission. None of the General Partner’s executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on the Board or the Committee.

Board Leadership Structure and Risk Oversight

The Board has no policy that requires that the positions of the Chairman of the Board (the “Chairman”) and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the composition, skills, and experience of the Board and its members, specific challenges faced by us or the industry in which we operate, and governance efficiency. Based on these factors, the Board has determined that having Barry E. Davis serve as Chairman and Chief Executive Officer is in our best interest at this time, and that such arrangement makes the best use of Mr. Davis’ unique skills and experience in the industry.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

EnLink Midstream, LLC Ownership

The following table shows the beneficial ownership of ENLC, as of February 11, 2021, held by:

•each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;
•all the directors of the Managing Member;
•each named executive officer of the Managing Member; and
•all the directors and executive officers of the Managing Member as a group.

The percentage of total ENLC common units beneficially owned is based on a total of 559,455,535 units (including 69,400,520 common units, which reflects the as-exchanged amount of the 60,348,278 ENLC Class C Common Units held by Enfield) as of February 11, 2021.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	ENLC Class C Common Units Beneficially Owned (2)	Percentage of ENLC Class C Common Units Beneficially Owned	Total Units Beneficially Owned (2)	Percentage of Total Units Beneficially Owned (4)
Global Infrastructure Investors III, LLC (5)	224,355,359	45.78%	—	—	224,355,359	40.10%
Enfield Holdings Advisors, Inc. (6)	—	—	60,348,278	100%	60,348,278	10.79%
Invesco Ltd. (7)	45,729,797	9.33%	—	—	45,729,797	8.17%
Barry E. Davis (8)	3,085,417	*	—	—	3,085,417	*
Benjamin D. Lamb	418,753	*	—	—	418,753	*
Pablo G. Mercado (9)	—	*	—	—	—	*
Alaina K. Brooks	160,429	*	—	—	160,429	*
Eric D. Batchelder (10)	170,884	*	—	—	170,884	*
Deborah G. Adams	25,727	*		—	25,727	*
William J. Brilliant	—	*	—	—	—	*
James C. Crain (11)	120,667	*	—	—	120,667	*
Leldon E. Echols	115,752	*	—	—	115,752	*
Thomas W. Horton	—	*	—	—	—	*
James K. Lee	—	*	—	—	—	*
Richard P. Schifter	—	*	—	—	—	*
Scott E. Telesz	—	*	—	—	—	*
Kyle D. Vann	190,634	*	—	—	190,634	*
All directors and executive officers as a group (13 persons)	4,117,379	*	—	—	4,117,379	*
____________________________
* Less than 1%

(1)Unless otherwise indicated, the beneficial owner has sole voting and dispositive power over all units listed. Unless otherwise indicated, the address of each beneficial owner is 1722 Routh Street, Suite 1300, Dallas, Texas 75201.
(2)Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of a security as to which that person, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power and/or investment power of such security and as to which that person has the right to acquire beneficial ownership of such security within 60 days.
(3)The percentages reflected in the column below are based on a total of 490,055,015 common units.
(4)The percentages reflected in the column below are based on a total of 559,455,535 common units, which includes the units described in (3) above, and 69,400,520 common units, which reflects the as-exchanged amount of the 60,348,278 ENLC Class C Common Units held by Enfield, which owns the same number of Series B Preferred Units. The Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. For this reason, the percentages in this column reflect the exchange of the Series B Preferred Units into ENLC common units. Upon any exchange of Series B Preferred Units into ENLC common units, an equal number of ENLC Class C Common Units will be canceled.
(5)Based solely on the Amendment No. 2 to the Schedule 13D filed with the Commission on February 5, 2019 by Global Infrastructure Investors III, LLC (“Global Investors”). Such filing indicates that Global Investors, Global Infrastructure GP III, L.P. (“Global GP”), GIP III Stetson Aggregator II, L.P. (“Aggregator II”), GIP III Stetson Aggregator I, L.P. (“Aggregator I”), and GIP III Stetson GP, LLC (“Stetson GP”) have shared voting and dispositive power with respect to 224,355,359 ENLC common units, and that GIP III Stetson II, L.P. (“Stetson II”) and GIP III Stetson I, L.P. (“Stetson I”) are the record holders of 115,495,669 and 108,859,690 ENLC common units, respectively. Global Investors is the sole general partner of Global GP, which is the general partner of each of Aggregator I and Aggregator II, which are the managing members of Stetson GP, which is the general partner of each of Stetson I and Stetson II. As a result, Global Investors, Global GP, Aggregator I, Aggregator II and Stetson GP may be deemed to share beneficial ownership of the ENLC common units beneficially owned by Stetson I and Stetson II. Adebayo Ogunlesi, Jonathan Bram, William Brilliant, Matthew Harris, Michael McGhee, Rajaram Rao, William Woodburn, Salim Samaha and Robert O’Brien, as the voting members of the Investment Committee of Global Investors, may be deemed to share beneficial ownership of the ENLC common units beneficially owned by Global Investors. Such individuals expressly disclaim any such beneficial ownership. The address of each of Global Investors, Global GP, Aggregator II, Aggregator I, Stetson GP, Stetson I, Stetson II, and Messrs. Ogunlesi, Bram, Brilliant, Harris, McGhee, Rao, Woodburn, Samaha, and O’Brien is c/o Global Infrastructure Management, LLC, 1345 Avenue of the Americas, 30th Floor, New York, New York 10105.
(6)Based solely on the Schedule 13D filed with the Commission on February 4, 2019 by Enfield Holdings Advisors, Inc. (“Enfield Holdings Advisors”), the Schedule 13D filed with the Commission on February 5, 2019 by The Goldman Sachs Group, Inc. (“GS Group”), and the Schedule 13D filed with the Commission on February 4, 2019 by TPG Advisors VII, Inc. (“TPG Advisors VII”). Such filings indicate that Enfield and Enfield Holdings Advisors, the general partner of Enfield, have shared voting and dispositive power with respect to the securities held by Enfield Holdings reported herein. The address of each of Enfield and Enfield Holdings Advisors in c/o TPG Global, LLC (“TPG Global”), 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. Affiliates of the GS Group and affiliates of TPG Global each respectively hold 100 shares of common stock, and have appointed one of the two board members of, Enfield Holdings Advisors. TPG Advisors VII holds 100 shares of common stock, and has appointed one of the two board members, of Enfield Holdings Advisors. Because of the relationship of TPG Advisors VII to Enfield Holdings, TPG Advisors VII may be deemed to beneficially own the securities held by Enfield Holdings reported herein. David Bonderman and James C. Coulter are sole shareholders of TPG Advisors VII. Because of the relationship of Messrs. Bonderman and Coulter to TPG Advisors VII, each of Messrs. Bonderman and Coulter may be deemed to beneficially own the securities held by Enfield Holdings reported herein. Messrs. Bonderman and Coulter disclaim beneficial ownership of the securities held by Enfield Holdings reported herein except to the extent of their pecuniary interest therein. The address of TPG Advisors VII and Messrs. Bonderman and Coulter is c/o TPG Global, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. GS Group, Goldman Sachs & Co. LLC (“Goldman Sachs”), West Street International Infrastructure Partners III, L.P. (“WS International”), West Street European Infrastructure Partners III, L.P. (“WS European”), West Street Global Infrastructure Partners III, L.P. (“WS Global”), Broad Street Principal Investments, L.L.C. (“BS Principal”), West Street Energy Partners Offshore - B AIV-1, L.P. (“WS Offshore B”), West Street Energy Partners AIV-1, L.P. (“WS AIV”), West Street Energy Partners Offshore AIV-1, L.P. (“WS Offshore AIV”), West Street Energy Partners Offshore Holding - B AIV-1, L.P. (“WS Holdings B”), Broad Street Infrastructure Advisors III, L.L.C. (“BS Infrastructure”), and Broad Street Energy Advisors AIV-1, L.L.C. (“BS Energy AIV,” and together with the GS Group, Goldman Sachs, WS International, WS European, WS Global, BS Principal, WS Offshore B, WS AIV, WS Offshore AIV, WS Holdings B, and BS Infrastructure, the “GS Entities”) are the direct or indirect beneficial owners of WSIP Egypt Holdings, LP (“WSIP”) and WSEP Egypt Holdings, LP (“WSEP”), which hold 100 shares of common stock, and have appointed one of the two directors, of Enfield Holdings Advisors. Because of the relationship by and between the GS Entities, WSIP and WSEP on the one hand and Enfield Holdings on the other hand, the GS Entities, WSIP and WSEP may be deemed to share beneficial ownership of the securities held by Enfield Holdings reported herein. The address of each of the GS Entities, WSIP and WSEP is 200 West Street New York, NY 10282-2198. Additionally, as of February 1, 2019, GS Group and Goldman Sachs may be deemed to share beneficial ownership of 695,632 ENLC common units acquired by Goldman Sachs or another wholly-owned broker or dealer subsidiary of GS Group in ordinary course trading activities, and 3,186 ENLC common units held in client accounts with respect to which Goldman Sachs or another wholly-owned subsidiary of GS Group or their employees have investment discretion.
(7)Based solely on the Schedule 13G filed with the Commission on February 9, 2021 by Invesco Ltd. (“Invesco”). Such filing indicates that Invesco has sole voting and dispositive power with respect to 45,729,797 ENLC common units. The address of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(8)Of these ENLC common units, 1,101,424 are held by MK Holdings, LP, a family limited partnership, which Mr. Davis controls, and Mr. Davis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(9)On July 13, 2020, Mr. Mercado was appointed Executive Vice President and Chief Financial Officer and was awarded restricted incentive units at the time of his appointment, which are scheduled to vest on July 13, 2023.
(10)In July 2020, Mr. Batchelder departed from his position as Executive Vice President and Chief Financial Officer.
(11)Of these ENLC common units, 1,000 are held by the James C. Crain Trust, Mr. James C. Crain as trustee, for the benefit of Mr. Crain’s children, and Mr. Crain disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	7,701,327	(2)	N/A	30,222,302	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
____________________________
(1)These plans include both the 2014 Plan, which was approved by our unitholders in March 2014 for the benefit of our officers, employees, and directors, and the GP Plan, which was approved by ENLK’s unitholders effective April 6, 2016 for the benefit of ENLK’s officers, employees, and directors. As of the closing of the Merger, ENLC assumed all obligations in respect of the GP Plan. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan and the GP Plan. Effective as of December 28, 2020, with the approval of a majority of our unitholders, we amended and restated the 2014 Plan to increase the number of common units reserved for issuance to 41,116,046.
(2)The number of securities includes 4,729,922 restricted units that have been granted under the 2014 Plan that have not vested and 620,164 restricted units that have been granted under the GP Plan that have not vested. In addition, the number of securities includes 2,257,712 performance unit awards that have been granted under the 2014 Plan, assuming the target distribution at the time of vesting, and 93,529 performance unit awards that have been granted under the GP Plan, assuming the target distribution at the time of vesting. Actual issuance of these performance unit awards may range from 0% to 200% of the target distribution depending on performance actually attained. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan and the GP Plan.
(3)Effective as of the closing of the Merger, the 2014 Plan, as amended, provided for the issuance of a total of 21,116,046 common units under the 2014 Plan, inclusive of the Rollover Units that remained eligible for future grants under the GP Plan immediately prior to the effective time of the Merger. No additional grants of equity awards will be made under the GP Plan for periods after the Merger. Additionally, effective as of September 17, 2020, the 2014 Plan, as amended, provided for the issuance of an additional 20,000,00 common units, which altogether provided for the issuance of a total 41,116,046 under the 2014 Plan. Of the 41,116,046 common units that may be awarded under the 2014 Plan, 30,222,302 common units remained eligible for future grants as of December 31, 2020. After 2021 awards were made on January 1, 2021, 26,655,865 common units remain eligible for future grants.

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

Relationship with GIP

We are managed by our Managing Member, which is wholly-owned by GIP. Therefore, GIP controls us and our ability to manage and operate our business. Additionally, four of our directors, William J. Brilliant, Thomas W. Horton, James K. Lee, and Scott E. Telesz are representatives of GIP. Those individuals do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the indemnification agreements as described below. For the year ended December 31, 2020, we recorded general and administrative expenses of $0.2 million related to personnel secondment services provided by GIP. Expenses related to transactions with GIP were not material for the years ended December 31, 2019 and 2018.

Related Party Transactions

Refer to “Item 8. Financial Statements and Supplementary Information—Note 4” for information about our related party transactions.

Certain Relationships

From time to time, we may do business with other companies affiliated with our board of directors, TPG or Goldman Sachs, which are the owners of Enfield, the beneficial owner of ENLK’s Series B Preferred Units, or with NGP, Marathon Petroleum Corporation, or Kinder Morgan, Inc., our joint venture partners in the Delaware Basin JV, Ascension JV, and Cedar Cove JV, respectively. We believe that any such arrangements have been or will be conducted on an arms-length basis.

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

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2020, 2019, and 2018, review of our internal control procedures for the fiscal years ended December 31, 2020,

2019, and 2018, and the reviews of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $2.5 million, $2.6 million, and $2.1 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services in connection with the audit or review of our financial statements for the fiscal years ended December 31, 2020, 2019, and 2018 that were not included in the audit fees listed above.

Tax Fees

KPMG did not perform any tax related services for the years ended December 31, 2020, 2019, and 2018, except for certain tax related services in the amounts of $16.7 thousand and $17.5 thousand for the years ended December 31, 2019 and 2018, respectively, for the preparation of calculations under Internal Revenue Code Section 280G, Golden Parachute Payments, in connection with Mr. Garberding’s departure from his position as President and Chief Executive Officer in August 2019 and Mr. Hummel’s departure from his position as Executive Vice President / Business Unit President in August 2018.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” and “Tax Fees” for the fiscal years ended December 31, 2020, 2019, and 2018.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements and Schedules

1.See “Item 8. Financial Statements and Supplementary Data.”

2.Exhibits

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

4.13		—
Indenture, dated as of December 17, 2020, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 14, 2020, filed with the Commission on December 18, 2020, file No. 001-36336).

4.14	*	—	Description of Securities.
10.1		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36336).
10.2	†	—
EnLink Midstream GP, LLC Long-Term Incentive Plan, as amended and restated January 25, 2019 (the “GP Plan”) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated January 28, 2019, filed with the Commission on January 28, 2019, file No. 333-229393).

10.3	†	—
EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated December 28, 2020 (the “2014 Plan”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 7, 2020 filed with the Commission on December 9, 2020, file No. 001-36336).

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

10.10		—
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

10.12	†	—
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

10.17	*†	—	Form of Performance Unit Agreement made under the 2014 Plan.
10.18	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 18, 2019, filed with the Commission on September 23, 2019, file No. 001-36336).

10.19	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, file No. 001-36336).

10.20		—
Contribution Agreement, dated as of January 31, 2019, by and between EnLink Midstream, LLC and EnLink Midstream Partners, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 31, 2019, filed with the Commission on February 4, 2019, file No. 001-36340).

10.21		—
Sale and Contribution Agreement, dated as of October 21, 2020, by and among EnLink Midstream Funding, LLC, EnLink Midstream Operating, LP, and the originators from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 21, 2020, filed with the Commission on October 22, 2020, file No. 001-36336).

10.22		—
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

21.1	*	—	List of Subsidiaries.
22.1	*	—	Subsidiary Guarantors.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Partnership pursuant to 18 U.S.C. Section 1350.
101	*	—	The following financial information from EnLink Midstream, LLC's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) the notes to Consolidated Financial Statements.
104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________

*    Filed herewith.

**    In accordance with the instruction on Item 601(b)(2) of Regulation S-K, the exhibits and schedules to Exhibit 2.1 are not filed herewith. The agreement identifies such exhibits and schedules, including the general nature of their content. We undertake to provide such exhibits and schedules to the Commission upon request.

†    As required by Item 15(a)(3), this Exhibit is identified as a compensatory benefit plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLINK MIDSTREAM, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

February 17, 2021	By:	/s/ BARRY E. DAVIS
Barry E. Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	February 17, 2021
Barry E. Davis

/s/ DEBORAH G. ADAMS	Director	February 17, 2021
Deborah G. Adams

/s/ WILLIAM J. BRILLIANT	Director	February 17, 2021
William J. Brilliant

/s/ JAMES C. CRAIN	Director	February 17, 2021
James C. Crain

/s/ LELDON E. ECHOLS	Director	February 17, 2021
Leldon E. Echols

/s/ THOMAS W. HORTON	Director	February 17, 2021
Thomas W. Horton

/s/ JAMES K. LEE	Director	February 17, 2021
James K. Lee

/s/ RICHARD P. SCHIFTER	Director	February 17, 2021
Richard P. Schifter

/s/ SCOTT E. TELESZ	Director	February 17, 2021
Scott E. Telesz

/s/ KYLE D. VANN	Director	February 17, 2021
Kyle D. Vann

/s/ PABLO G. MERCADO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2021
Pablo G. Mercado

/s/ J. PHILIPP ROSSBACH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 17, 2021
J. Philipp Rossbach