Form 10-Q
period 2021-03-31
EnLink Midstream, LLC
filed 2021-05-05
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 29, 2021, the Registrant had 490,055,937 common units outstanding.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
Adjusted gross margin	Revenue less cost of sales, exclusive of operating expenses and depreciation and amortization related to our operating segments. Adjusted gross margin is a non-GAAP financial measure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
AR Facility	A three-year committed accounts receivable securitization facility of up to $300 million entered into by EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity and our indirect subsidiary, with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent.
ASC	The FASB Accounting Standards Codification.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
ASU	The FASB Accounting Standards Update.
Bbls	Barrels.
Bcf	Billion cubic feet.
Cedar Cove JV	Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
CFTC	U.S. Commodity Futures Trading Commission.
CNOW	Central Northern Oklahoma Woodford Shale.
Commission	U.S. Securities and Exchange Commission.
Consolidated Credit Facility	A $1.75 billion unsecured revolving credit facility entered into by ENLC that matures on January 25, 2024, which includes a $500.0 million letter of credit subfacility.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger Plant located in the Delaware Basin in Texas.
Devon	Devon Energy Corporation.
ENLC	EnLink Midstream, LLC.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries. Also referred to as the “Partnership.”
FASB	Financial Accounting Standards Board.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
ISDAs	International Swaps and Derivatives Association Agreements.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Merger	On January 25, 2019, NOLA Merger Sub, LLC (previously a wholly-owned subsidiary of ENLC) merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MVC	Minimum volume commitment.

NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
OPEC+	Organization of the Petroleum Exporting Countries and its broader partners.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Series B Preferred Units	ENLK’s Series B Cumulative Convertible Preferred Units.
Series C Preferred Units	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
Term Loan	A term loan originally in the amount of $850.0 million entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guarantees.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.8	$39.6
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.5, respectively	65.4	80.6
Accrued revenue and other	481.4	447.5
Fair value of derivative assets	40.2	25.0
Other current assets	65.6	58.7
Total current assets	725.4	651.4
Property and equipment, net of accumulated depreciation of $3,981.4 and $3,863.0, respectively	6,551.2	6,652.1
Intangible assets, net of accumulated amortization of $699.7 and $668.8, respectively	1,094.5	1,125.4
Investment in unconsolidated affiliates	31.7	41.6
Fair value of derivative assets	3.4	4.9
Other assets, net	110.1	75.5
Total assets	$8,516.3	$8,550.9
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$58.7	$60.5
Accounts payable to related party	1.2	1.0
Accrued gas, NGLs, condensate, and crude oil purchases	363.1	290.5
Fair value of derivative liabilities	59.3	37.1
Current maturities of long-term debt	349.8	349.8
Other current liabilities	165.9	149.1
Total current liabilities	998.0	888.0
Long-term debt	4,145.2	4,244.0
Asset retirement obligations	14.4	14.2
Other long-term liabilities	85.3	80.6
Deferred tax liability, net	111.0	108.6
Fair value of derivative liabilities	—	2.5

Members’ equity:
Members’ equity (490,055,402 and 489,381,149 units issued and outstanding, respectively)	1,454.2	1,508.8
Accumulated other comprehensive loss	(11.7)	(15.3)
Non-controlling interest	1,719.9	1,719.5
Total members’ equity	3,162.4	3,213.0
Commitments and contingencies (Note 15)
Total liabilities and members’ equity	$8,516.3	$8,550.9

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Revenues:
Product sales	$1,122.9	$892.9
Midstream services	208.9	244.0
Gain (loss) on derivative activity	(83.4)	19.2
Total revenues	1,248.4	1,156.1
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	934.7	755.3
Operating expenses	56.3	100.7
Depreciation and amortization	151.0	162.8
Impairments	—	353.0
Gain on disposition of assets	—	(0.6)
General and administrative	26.0	30.4
Total operating costs and expenses	1,168.0	1,401.6
Operating income (loss)	80.4	(245.5)
Other income (expense):
Interest expense, net of interest income	(60.0)	(55.6)
Gain on extinguishment of debt	—	5.3
Income (loss) from unconsolidated affiliates	(6.3)	1.7
Other expense	(0.1)	—
Total other expense	(66.4)	(48.6)
Income (loss) before non-controlling interest and income taxes	14.0	(294.1)
Income tax benefit (expense)	(1.4)	33.7
Net income (loss)	12.6	(260.4)
Net income attributable to non-controlling interest	25.3	26.4
Net loss attributable to ENLC	$(12.7)	$(286.8)
Net loss attributable to ENLC per unit:
Basic common unit	$(0.03)	$(0.59)
Diluted common unit	$(0.03)	$(0.59)
____________________________
(1)Includes related party cost of sales of $3.2 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively, and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $149.0 million and $160.8 million for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$12.6	$(260.4)
Gain (loss) on designated cash flow hedge (1)	3.6	(13.1)
Comprehensive income (loss)	16.2	(273.5)
Comprehensive income attributable to non-controlling interest	25.3	26.4
Comprehensive loss attributable to ENLC	$(9.1)	$(299.9)
____________________________
(1)Includes a tax expense of $1.1 million and a tax benefit of $4.0 million for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2020	$1,508.8	489.4	$(15.3)	$1,719.5	$3,213.0	$—
Conversion of restricted units for common units, net of units withheld for taxes	(1.2)	0.7	—	—	(1.2)	—
Unit-based compensation	6.5	—	—	—	6.5	—
Contributions from non-controlling interests	—	—	—	0.9	0.9	—
Distributions	(47.1)	—	—	(25.8)	(72.9)	(0.2)
Gain on designated cash flow hedge (1)	—	—	3.6	—	3.6	—
Fair value adjustment related to redeemable non-controlling interest	(0.1)	—	—	—	(0.1)	0.2
Net income (loss)	(12.7)	—	—	25.3	12.6	—
Balance, March 31, 2021	$1,454.2	490.1	$(11.7)	$1,719.9	$3,162.4	$—
____________________________
(1)Includes a tax expense of $1.1 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2019	$2,135.5	487.8	$(11.0)	$1,681.6	$3,806.1	$5.2
Conversion of restricted units for common units, net of units withheld for taxes	(4.0)	1.3	—	—	(4.0)	—
Unit-based compensation	12.3	—	—	—	12.3	—
Contributions from non-controlling interests	—	—	—	37.1	37.1	—
Distributions	(93.3)	—	—	(24.4)	(117.7)	(0.3)
Loss on designated cash flow hedge (1)	—	—	(13.1)	—	(13.1)	—
Fair value adjustment related to redeemable non-controlling interest	0.7	—	—	—	0.7	(0.9)
Redemption of non-controlling interest	—	—	—	—	—	(4.0)
Net income (loss)	(286.8)	—	—	26.4	(260.4)	—
Balance, March 31, 2020	$1,764.4	489.1	$(24.1)	$1,720.7	$3,461.0	$—
____________________________
(1)Includes a tax benefit of $4.0 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$12.6	$(260.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	—	353.0
Depreciation and amortization	151.0	162.8
Utility credits	(40.4)	—
Deferred income tax (benefit) expense	1.3	(34.0)
Non-cash unit-based compensation	6.5	8.8
Non-cash (gain) loss on derivatives recognized in net income (loss)	7.8	(18.0)
Gain on extinguishment of debt	—	(5.3)
Amortization of debt issue costs, net discount (premium) of notes	1.2	1.0
Distribution of earnings from unconsolidated affiliates	—	1.6
(Income) loss from unconsolidated affiliates	6.3	(1.7)
Other operating activities	1.4	(1.2)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	(18.7)	124.8
Natural gas and NGLs inventory, prepaid expenses, and other	1.2	44.5
Accounts payable, accrued product purchases, and other accrued liabilities	95.6	(193.9)
Net cash provided by operating activities	225.8	182.0
Cash flows from investing activities:
Additions to property and equipment	(23.5)	(112.0)
Distribution from unconsolidated affiliates in excess of earnings	3.6	0.2
Other investing activities	0.7	(3.7)
Net cash used in investing activities	(19.2)	(115.5)
Cash flows from financing activities:
Proceeds from borrowings	200.0	440.0
Payments on borrowings	(300.0)	(241.0)
Conversion of restricted units, net of units withheld for taxes	(1.2)	(4.0)
Distribution to members	(47.1)	(93.3)
Distributions to non-controlling interests	(26.0)	(24.7)
Contributions by non-controlling interests	0.9	37.1
Other financing activities	—	0.1
Net cash provided by (used in) financing activities	(173.4)	114.2
Net increase in cash and cash equivalents	33.2	180.7
Cash and cash equivalents, beginning of period	39.6	77.4
Cash and cash equivalents, end of period	$72.8	$258.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$17.2	$22.3
Non-cash investing activities:
Non-cash accrual of property and equipment	$(2.7)	$2.8
Right-of-use assets obtained in exchange for operating lease liabilities	$10.2	$4.8
Non-cash financing activities:
Redemption of non-controlling interest	$—	$(4.0)

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2021
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

c.COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions and the extent and duration of changes in consumer behavior.

(2) Significant Accounting Policies

a.Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation. The effect of these reclassifications had no impact on previously reported members’ equity or net income (loss). All significant intercompany balances and transactions have been eliminated in consolidation.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the contractually committed fees that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. These fees do not represent the shortfall amounts we expect to collect under our MVC contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs during these periods. For example, for the three months ended March 31, 2021, we had contractual commitments of $13.5 million under our MVC contracts and recorded $0.3 million of revenue due to volume shortfalls.

MVC and Firm Transportation Commitments (in millions) (1)
2021 (remaining)	$106.3
2022	127.5
2023	116.5
2024	104.4
2025	62.0
Thereafter	342.1
Total	$858.8
____________________________
(1)Amounts do not represent expected shortfall under these commitments.

(3) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from 10 to 20 years.

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Three Months Ended March 31, 2021
Customer relationships, beginning of period	$1,794.2	$(668.8)	$1,125.4
Amortization expense	—	(30.9)	(30.9)
Customer relationships, end of period	$1,794.2	$(699.7)	$1,094.5

The weighted average amortization period for intangible assets is 15.0 years. Amortization expense was $30.9 million for each of the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2021 (remaining)	$92.5
2022	123.4
2023	123.4
2024	123.4
2025	106.1
Thereafter	525.7
Total	$1,094.5

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(4) Related Party Transactions

Transactions with Cedar Cove JV. For the three months ended March 31, 2021 and 2020, we recorded cost of sales of $3.2 million and $2.9 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $1.2 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively.

Transactions with GIP. For the three months ended March 31, 2021, we recorded general and administrative expenses of $0.1 million related to personnel secondment services provided by GIP. We did not record any expenses related to transactions with GIP for the three months ended March 31, 2020.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(5) Long-Term Debt

As of March 31, 2021 and December 31, 2020, long-term debt consisted of the following (in millions):

	March 31, 2021			December 31, 2020
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Term Loan due 2021 (1)	$350.0	$—	$350.0	$350.0	$—	$350.0
AR Facility due 2023 (2)	150.0	—	150.0	250.0	—	250.0
Consolidated Credit Facility due 2024	—	—	—	—	—	—
ENLK’s 4.40% Senior unsecured notes due 2024	521.8	1.0	522.8	521.8	1.1	522.9
ENLK’s 4.15% Senior unsecured notes due 2025	720.8	(0.5)	720.3	720.8	(0.6)	720.2
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.4)	490.6	491.0	(0.4)	490.6
ENLC's 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.6)	444.4	450.0	(5.7)	444.3
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,532.3	$(5.8)	4,526.5	$4,632.3	$(5.9)	4,626.4
Debt issuance cost (3)			(31.5)			(32.6)
Less: Current maturities of long-term debt (1)			(349.8)			(349.8)
Long-term debt, net of unamortized issuance cost			$4,145.2			$4,244.0
____________________________
(1)Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 1.6% and 1.7% at March 31, 2021 and December 31, 2020, respectively. The Term Loan will mature on December 10, 2021. Therefore, the outstanding principal balance, net of discount and debt issuance costs, is classified as “Current maturities of long-term debt” on the consolidated balance sheet as of March 31, 2021 and December 31, 2020, respectively.
(2)Bears interest based on LIMR and/or LIBOR plus an applicable margin. The effective interest rate was 1.4% and 2.0% at March 31, 2021 and December 31, 2020, respectively.
(3)Net of amortization of $15.3 million and $14.1 million at March 31, 2021 and December 31, 2020, respectively.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan and the outstanding balance becomes due, ENLK will be liable for any amount owed on the Term Loan not paid by

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

ENLC. The outstanding balance of the Term Loan was $350.0 million as of March 31, 2021. The obligations under the Term Loan are unsecured.

At March 31, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the Term Loan until the Term Loan matures on December 10, 2021.

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

On February 26, 2021, the SPV entered into an amendment to the AR Facility that, among other things: (i) increased the AR Facility limit and lender commitments by $50.0 million to $300.0 million, (ii) reduced the Adjusted LIBOR and LMIR (each as defined in the AR Facility) minimum floor to zero, rather than the previous 0.375%, and (iii) reduced the currently effective drawn fee to 1.25% rather than the previous 1.625%.

Since our investment in the SPV is not sufficient to finance its activities without additional support from us, the SPV is a variable interest entity. We are the primary beneficiary of the SPV because we have the power to direct the activities that most significantly affect its economic performance and we are obligated to absorb its losses or receive its benefits from operations. Since we are the primary beneficiary of the SPV, we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $505.9 million and long-term debt of $150.0 million as of March 31, 2021.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. As of March 31, 2021, the AR Facility had a borrowing base of $262.1 million. Borrowings under the AR Facility bear interest (based on LIBOR or LMIR (as defined in the AR Facility)) plus a drawn fee in the amount of 1.25% at March 31, 2021. The drawn fee varies based on ENLC’s credit rating, and the SPV also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by the SPV under the AR Facility are due monthly.

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

At March 31, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

Consolidated Credit Facility

The Consolidated Credit Facility permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC’s obligations under the Consolidated Credit Facility are accelerated due to a default, ENLK will be liable for the entire outstanding balance and 105% of the outstanding letters of credit under the Consolidated Credit Facility. There were no outstanding borrowings under the Consolidated Credit Facility and $27.5 million outstanding letters of credit as of March 31, 2021.

At March 31, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the Consolidated Credit Facility for at least the next twelve months.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(6) Income Taxes

The components of our income tax benefit (expense) are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Current income tax expense	$(0.1)	$(0.3)
Deferred income tax benefit (expense)	(1.3)	34.0
Income tax benefit (expense)	$(1.4)	$33.7

The following schedule reconciles total income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income (loss) before income taxes (in millions):

	Three Months Ended March 31,
	2021	2020
Expected income tax benefit based on federal statutory rate	$2.4	$67.3
State income tax benefit, net of federal benefit	0.2	8.0
Unit-based compensation (1)	(2.5)	2.4
Non-deductible expense related to goodwill impairment	—	(43.4)
Change in valuation allowance	(1.2)	—
Other	(0.3)	(0.6)
Income tax benefit (expense)	$(1.4)	$33.7
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of restricted incentive units.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. As of March 31, 2021, we had $111.0 million of deferred tax liabilities, net of $404.5 million of deferred tax assets, which included a $154.5 million valuation allowance. As of December 31, 2020, we had $108.6 million of deferred tax liabilities, net of $396.0 million of deferred tax assets, which included a $153.3 million valuation allowance.

A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. We established a valuation allowance of $153.3 million as of December 31, 2020, primarily related to federal and state tax operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized. For the three months ended March 31, 2021, we recorded a $1.2 million valuation allowance adjustment. As of March 31, 2021, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(7) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of March 31, 2021 and December 31, 2020, there were 60,348,278 and 60,197,784 Series B Preferred Units issued and outstanding, respectively.

A summary of the distribution activity relating to the Series B Preferred Units during the three months ended March 31, 2021 and 2020 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash Distribution (in millions)	Date paid/payable
2021
Fourth Quarter of 2020	150,494	$16.9	February 12, 2021
First Quarter of 2021	150,871	$17.0	May 14, 2021

2020
Fourth Quarter of 2019	148,999	$16.8	February 13, 2020
First Quarter of 2020	149,371	$16.8	May 13, 2020

b.Series C Preferred Units

As of March 31, 2021 and December 31, 2020, there were 400,000 Series C Preferred Units issued and outstanding, respectively. There was no distribution activity related to the Series C Preferred Units during the three months ended March 31, 2021 and 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(8) Members’ Equity

a.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended March 31,
	2021	2020
Distributed earnings allocated to:
Common units (1)	$45.9	$45.8
Unvested restricted units (1)	1.1	0.8
Total distributed earnings	$47.0	$46.6
Undistributed loss allocated to:
Common units	$(58.3)	$(327.4)
Unvested restricted units	(1.4)	(6.0)
Total undistributed loss	$(59.7)	$(333.4)
Net loss allocated to:
Common units	$(12.4)	$(281.6)
Unvested restricted units	(0.3)	(5.2)
Total net loss	$(12.7)	$(286.8)
Basic and diluted total net loss per unit:
Basic	$(0.03)	$(0.59)
Diluted	$(0.03)	$(0.59)
____________________________
(1)Represents distribution activity consistent with the distribution activity in “Distributions” below.

There were 490.0 million and 488.7 million weighted average common units outstanding for the three months ended March 31, 2021 and 2020, respectively. All common unit equivalents were antidilutive because a net loss existed for those periods.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

b.Distributions

A summary of our distribution activity related to the ENLC common units for the three months ended March 31, 2021 and 2020, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2021
Fourth Quarter of 2020	$0.09375	February 12, 2021
First Quarter of 2021	$0.09375	May 14, 2021

2020
Fourth Quarter of 2019	$0.1875	February 13, 2020
First Quarter of 2020	$0.09375	May 13, 2020

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(9) Investment in Unconsolidated Affiliates

As of March 31, 2021, our unconsolidated investments consisted of a 38.75% ownership in GCF and a 30% ownership in the Cedar Cove JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended March 31,
	2021	2020
GCF
Distributions	$3.5	$1.6
Equity in income (loss)	$(5.7)	$1.8

Cedar Cove JV
Distributions	$0.1	$0.2
Equity in loss	$(0.6)	$(0.1)

Total
Distributions	$3.6	$1.8
Equity in income (loss)	$(6.3)	$1.7

The following table shows the balances related to our investment in unconsolidated affiliates as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021	December 31, 2020
GCF	$31.4	$40.6
Cedar Cove JV	0.3	1.0
Total investment in unconsolidated affiliates	$31.7	$41.6

(10) Employee Incentive Plans

a.Long-Term Incentive Plans

We account for unit-based compensation in accordance with ASC 718, Compensation—Stock Compensation, which requires that compensation related to all unit-based awards be recognized in the consolidated financial statements. Unit-based compensation cost is valued at fair value at the date of grant, and that grant date fair value is recognized as expense over each award’s requisite service period with a corresponding increase to equity or liability based on the terms of each award and the appropriate accounting treatment under ASC 718. Unit-based compensation associated with ENLC’s unit-based compensation plan awarded to directors, officers, and employees of the General Partner is recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Cost of unit-based compensation charged to operating expense	$1.7	$2.2
Cost of unit-based compensation charged to general and administrative expense	4.8	6.6
Total unit-based compensation expense	$6.5	$8.8
Amount of related income tax benefit recognized in net income (loss) (1)	$1.5	$2.1
____________________________
(1)For the three months ended March 31, 2021, the amount of related income tax benefit recognized in net income excluded $2.5 million of income tax expense related to book-to-tax differences recorded upon vesting of restricted units. For the three months ended March 31, 2020, the amount of related income tax benefit recognized in net loss excluded $2.4 million of income tax benefit related to book-to-tax differences recorded upon vesting of restricted units.

b.ENLC Restricted Incentive Units

ENLC restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2021 is provided below:

	Three Months Ended March 31, 2021
ENLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	5,350,086	$8.45
Granted (1)	3,622,698	3.72
Vested (1)(2)	(813,686)	12.52
Forfeited	(116,444)	6.62
Non-vested, end of period	8,042,654	$5.93
Aggregate intrinsic value, end of period (in millions)	$34.5
____________________________
(1)Restricted incentive units typically vest at the end of three years.
(2)Vested units included 240,085 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2021 and 2020 is provided below (in millions):

	Three Months Ended March 31,
ENLC Restricted Incentive Units:	2021	2020
Aggregate intrinsic value of units vested	$3.0	$10.1
Fair value of units vested	$10.2	$18.9

As of March 31, 2021, there were $26.6 million of unrecognized compensation costs that related to non-vested ENLC restricted incentive units. These costs are expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents a summary of the performance units:

	Three Months Ended March 31, 2021
ENLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,351,241	$8.82
Granted	1,388,139	4.70
Vested (1)	(164,553)	26.73
Non-vested, end of period	3,574,827	$6.40
Aggregate intrinsic value, end of period (in millions)	$15.3
____________________________
(1)Vested units included 63,901 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2021 and 2020 is provided below (in millions).

	Three Months Ended March 31,
ENLC Performance Units:	2021	2020
Aggregate intrinsic value of units vested	$0.6	$0.9
Fair value of units vested	$4.4	$5.0

As of March 31, 2021, there were $14.9 million of unrecognized compensation costs that related to non-vested ENLC performance units. These costs are expected to be recognized over a weighted-average period of 1.8 years.

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

ENLC Performance Units:	January 2021	July 2020	March 2020	January 2020
Grant-Date Fair Value	$4.70	$2.33	$1.13	$7.69
Beginning TSR price	$3.71	$2.52	$1.25	$6.13
Risk-free interest rate	0.17%	0.17%	0.42%	1.62%
Volatility factor	71.00%	67.00%	51.00%	37.00%

(11) Derivatives

Interest Rate Swaps

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we pay a fixed interest rate of 2.28% in exchange for LIBOR-based variable interest through December 2021. There was no ineffectiveness related to this hedge.

In December 2020, in connection with the partial repayment of the Term Loan, we paid $10.9 million to terminate $500.0 million of the $850.0 million interest rate swaps and settled the outstanding derivative liability of $10.9 million. The unrealized loss remains in accumulated other comprehensive loss and will amortize into “Interest expense” on the consolidated statements of operations until the original maturity date of the Term Loan. For the three months ended March 31, 2021, we amortized $2.9 million into interest expense out of accumulated other comprehensive income (loss) related to the termination of

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

the interest rate swaps. The remaining $350.0 million interest rate swaps were re-designated as a cash flow hedge on LIBOR-based borrowings and continue to be effective.

The components of the gain (loss) on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Change in fair value of interest rate swaps	$4.7	$(17.1)
Tax benefit (expense)	(1.1)	4.0
Gain (loss) on designated cash flow hedge	$3.6	$(13.1)

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement of our interest rate swaps and amortization of the termination payment, included in our consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Interest expense	$4.8	$1.3

We expect to recognize an additional $13.5 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

	March 31, 2021	December 31, 2020
Fair value of derivative liabilities—current	$(5.7)	$(7.6)

Commodity Swaps

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended March 31,
	2021	2020
Change in fair value of derivatives	$(7.9)	$13.0
Realized gain (loss) on derivatives	(75.5)	6.2
Gain (loss) on derivative activity	$(83.4)	$19.2

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	March 31, 2021	December 31, 2020
Fair value of derivative assets—current	$40.2	$25.0
Fair value of derivative assets—long-term	3.4	4.9
Fair value of derivative liabilities—current	(53.6)	(29.5)
Fair value of derivative liabilities—long-term	—	(2.5)
Net fair value of commodity swaps	$(10.0)	$(2.1)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity swaps that we held for price risk management purposes and the related physical offsets at March 31, 2021 (in millions). The remaining term of the contracts extend no later than December 2022.

		March 31, 2021
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gallons	(204.2)	$(18.1)
NGL (long contracts)	Swaps	Gallons	30.2	(0.1)
Natural gas (short contracts)	Swaps	MMbtu	(10.8)	(0.3)
Natural gas (long contracts)	Swaps	MMbtu	3.9	0.7
Crude and condensate (short contracts)	Swaps	MMbbls	(9.5)	(17.6)
Crude and condensate (long contracts)	Swaps	MMbbls	4.3	25.4
Total fair value of commodity swaps				$(10.0)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap contracts, the maximum loss on our gross receivable position of $43.6 million as of March 31, 2021 would be reduced to $7.5 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

(12) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	March 31, 2021	December 31, 2020
Interest rate swaps (1)	$(5.7)	$(7.6)
Commodity swaps (2)	$(10.0)	$(2.1)
____________________________
(1)The fair values of the interest rate swaps are estimated based on the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows using observable benchmarks for the variable interest rates.
(2)The fair values of commodity swaps represent the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for our credit risk and/or the counterparty credit risk as required under ASC 820, Fair Value Measurement.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,495.0	$4,207.7	$4,593.8	$4,318.2
____________________________
(1)The carrying value of long-term debt includes current maturities and is reduced by debt issuance costs of $31.5 million and $32.6 million as of March 31, 2021 and December 31, 2020, respectively. The respective fair values do not factor in debt issuance costs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of March 31, 2021 and December 31, 2020 were based on Level 2 inputs from third-party market quotations.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(13) Segment Information

Starting in the first quarter of 2021, we began evaluating the financial performance of our segments by including realized and unrealized gains and losses resulting from commodity swaps activity in the Permian, Louisiana, Oklahoma, and North Texas segments. Commodity swaps activity was previously reported in the Corporate segment. We have recast segment information for all presented periods prior to the first quarter of 2021 to conform to current period presentation. Identification of the majority of our operating segments is based principally upon geographic regions served:

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

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in South Texas, and our general corporate assets and expenses.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2021
Natural gas sales	$125.0	$121.2	$35.9	$51.0	$—	$333.1
NGL sales	—	626.0	0.6	1.2	—	627.8
Crude oil and condensate sales	107.3	41.1	13.6	—	—	162.0
Product sales	232.3	788.3	50.1	52.2	—	1,122.9
NGL sales—related parties	164.9	23.6	113.1	80.9	(382.5)	—
Crude oil and condensate sales—related parties	—	—	—	1.5	(1.5)	—
Product sales—related parties	164.9	23.6	113.1	82.4	(384.0)	—
Gathering and transportation	9.7	15.8	51.3	40.4	—	117.2
Processing	8.2	0.5	15.9	27.1	—	51.7
NGL services	—	22.0	—	0.1	—	22.1
Crude services	3.5	9.9	3.3	0.2	—	16.9
Other services	0.2	0.5	0.2	0.1	—	1.0
Midstream services	21.6	48.7	70.7	67.9	—	208.9
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	2.3	—	—	(2.3)	—
Midstream services—related parties	—	2.3	0.1	—	(2.4)	—
Revenue from contracts with customers	418.8	862.9	234.0	202.5	(386.4)	1,331.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(325.6)	(740.4)	(151.0)	(104.1)	386.4	(934.7)
Realized loss on derivatives	(56.9)	(10.7)	(6.0)	(1.9)	—	(75.5)
Change in fair value of derivatives	(5.3)	(0.4)	(1.8)	(0.4)	—	(7.9)
Adjusted gross margin	31.0	111.4	75.2	96.1	—	313.7
Operating expenses	11.8	(29.2)	(19.7)	(19.2)	—	(56.3)
Segment profit	42.8	82.2	55.5	76.9	—	257.4
Depreciation and amortization	(33.5)	(36.1)	(50.7)	(28.7)	(2.0)	(151.0)
Gain (loss) on disposition of assets	0.1	(0.1)	—	—	—	—
General and administrative	—	—	—	—	(26.0)	(26.0)
Interest expense, net of interest income	—	—	—	—	(60.0)	(60.0)
Loss from unconsolidated affiliates	—	—	—	—	(6.3)	(6.3)
Other expense	—	—	—	—	(0.1)	(0.1)
Income (loss) before non-controlling interest and income taxes	$9.4	$46.0	$4.8	$48.2	$(94.4)	$14.0
Capital expenditures	$13.3	$2.8	$1.9	$2.4	$0.4	$20.8
____________________________
(1)Includes related party cost of sales of $3.2 million for the three months ended March 31, 2021 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $149.0 million for the three months ended March 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2020
Natural gas sales	$15.1	$81.6	$41.1	$20.1	$—	$157.9
NGL sales	0.2	373.7	1.2	0.3	—	375.4
Crude oil and condensate sales	285.0	58.4	16.2	—	—	359.6
Product sales	300.3	513.7	58.5	20.4	—	892.9
NGL sales—related parties	45.9	6.8	67.6	17.2	(137.6)	(0.1)
Crude oil and condensate sales—related parties	0.1	—	(0.2)	1.5	(1.3)	0.1
Product sales—related parties	46.0	6.8	67.4	18.7	(138.9)	—
Gathering and transportation	16.3	11.7	56.3	45.9	—	130.2
Processing	4.3	0.7	33.3	35.4	—	73.7
NGL services	—	19.6	—	—	—	19.6
Crude services	4.2	10.6	4.3	—	—	19.1
Other services	0.6	0.4	0.1	0.3	—	1.4
Midstream services	25.4	43.0	94.0	81.6	—	244.0
Crude services—related parties	—	—	0.1	—	(0.1)	—
Midstream services—related parties	—	—	0.1	—	(0.1)	—
Revenue from contracts with customers	371.7	563.5	220.0	120.7	(139.0)	1,136.9
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(313.9)	(459.7)	(93.7)	(27.0)	139.0	(755.3)
Realized gain on derivatives	0.9	4.3	0.8	0.2	—	6.2
Change in fair value of derivatives	9.4	(1.0)	3.8	0.8	—	13.0
Adjusted gross margin	68.1	107.1	130.9	94.7	—	400.8
Operating expenses	(25.5)	(31.8)	(22.9)	(20.5)	—	(100.7)
Segment profit	42.6	75.3	108.0	74.2	—	300.1
Depreciation and amortization	(29.2)	(37.8)	(56.6)	(37.2)	(2.0)	(162.8)
Impairments	(184.6)	(168.4)	—	—	—	(353.0)
Gain on disposition of assets	0.4	—	0.2	—	—	0.6
General and administrative	—	—	—	—	(30.4)	(30.4)
Interest expense, net of interest income	—	—	—	—	(55.6)	(55.6)
Gain on extinguishment of debt	—	—	—	—	5.3	5.3
Income from unconsolidated affiliates	—	—	—	—	1.7	1.7
Income (loss) before non-controlling interest and income taxes	$(170.8)	$(130.9)	$51.6	$37.0	$(81.0)	$(294.1)
Capital expenditures	$86.0	$15.2	$8.5	$4.7	$0.4	$114.8
____________________________
(1)Includes related party cost of sales of $2.9 million for the three months ended March 31, 2020 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $160.8 million for the three months ended March 31, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of March 31, 2021 and December 31, 2020 (in millions):

Segment Identifiable Assets:	March 31, 2021	December 31, 2020
Permian	$2,292.8	$2,236.3
Louisiana	2,316.7	2,312.4
Oklahoma	2,743.8	2,847.6
North Texas	986.0	1,008.6
Corporate (1)	177.0	146.0
Total identifiable assets	$8,516.3	$8,550.9
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(14) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	March 31, 2021	December 31, 2020
Natural gas and NGLs inventory	$36.8	$44.9
Prepaid expenses and other	28.8	13.8
Other current assets	$65.6	$58.7

Other current liabilities:	March 31, 2021	December 31, 2020
Accrued interest	$74.1	$35.7
Accrued wages and benefits, including taxes	8.8	22.5
Accrued ad valorem taxes	12.1	26.5
Capital expenditure accruals	8.7	10.6
Short-term lease liability	19.2	16.3
Operating expense accruals	17.8	8.4
Other	25.2	29.1
Other current liabilities	$165.9	$149.1

(15) Commitments and Contingencies

In February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). As a result of Winter Storm Uri, we have several pending customer billing disputes, including one that has resulted in litigation, and we could be involved in other disputes and litigation arising out of the storm in the future.

We are involved in various litigation and administrative proceedings arising in the normal course of business. We cannot currently predict the outcome of these contingencies and therefore have not accrued any costs associated with potential claims. In the opinion of management, any liabilities that may result from these claims would not individually or in aggregate have a material adverse effect on our financial position, results of operations, or cash flows.

(16) Subsequent Event

Amarillo Rattler Acquisition. On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback Energy, strengthening our dedicated acreage position and deepening our relationship with Diamondback Energy. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10 million to be paid in 2022, and an earnout capped at $15 million based on Diamondback Energy’s drilling activity above historical levels.

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

Starting in the first quarter of 2021, we began evaluating the financial performance of our segments by including realized and unrealized gains and losses resulting from commodity swaps activity in the Permian, Louisiana, Oklahoma, and North Texas segments. Commodity swaps activity was previously reported in the Corporate segment. We have recast segment information for all presented periods prior to the first quarter of 2021 to conform to current period presentation. Identification of the majority of our operating segments is based principally upon geographic regions served:

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

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, our ownership interest in GCF in South Texas, and our general corporate assets and expenses.

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 82% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the three months ended March 31, 2021.

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

The following customers represent a significant percentage of revenues, and the loss of the customer would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us.

	Three Months Ended March 31,
	2021	2020
Devon	9.6%	12.9%
Dow Hydrocarbons and Resources LLC	14.5%	11.2%
Marathon Petroleum Corporation	14.8%	16.8%

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

We realize adjusted gross margins from our gathering and processing services primarily through different contractual arrangements: processing margin (“margin”) contracts, POL contracts, POP contracts, fixed-fee based contracts, or a combination of these contractual arrangements. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk” for a detailed description of these contractual arrangements. Under any of these gathering and processing arrangements, we may earn a fee for the services performed, or we may buy and resell the gas and/or NGLs as part of the processing arrangement and realize a net margin as our fee. Under margin contract arrangements, our adjusted gross margins are higher during periods of high NGL prices relative to natural gas prices. Adjusted gross margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Adjusted gross margin results under POP contracts are impacted only by the value of the natural gas and liquids produced with margins higher during periods of higher natural gas and liquids prices. Under fixed-fee based contracts, our adjusted gross margins are driven by throughput volume.

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

Recent Developments Affecting Industry Conditions and Our Business

Current Market Environment

The midstream energy business environment and our business are affected by the level of production of natural gas and oil in the areas in which we operate and the various factors that affect this production, including commodity prices, capital markets trends, competition, and regulatory changes. We believe these factors will continue to affect production and therefore the demand for midstream services and our business in the future. To the extent these factors vary from our underlying assumptions, our business and actual results could vary materially from market expectations and from the assumptions discussed in this section.

Production levels by our exploration and production customers are driven in large part by the level of oil and natural gas prices. New drilling activity is necessary to maintain or increase production levels as oil and natural gas wells experience production declines over time. New drilling activity generally moves in the same direction as crude oil and natural gas prices as those prices drive investment returns and cash flow available for reinvestment by exploration and production companies. Accordingly, our operations are affected by the level of crude, natural gas, and NGL prices, the relationship among these prices, and related activity levels from our customers.

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. During 2020, the COVID-19 pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, led to a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas, and NGLs, and a significant reduction in the market price of crude oil during the first half of 2020. Although commodity markets have recovered nearly to pre-pandemic levels, oil and natural gas commodity prices remain somewhat weak relative to historical levels and continue to remain volatile.

Capital markets and the demands of public investors also affect producer behavior, production levels, and our business. Over the last several years, public investors have exerted pressure on oil and natural gas producers to increase capital discipline and focus on higher investment returns even if it means lower growth. In addition, the ability of companies in the oil and gas industry to access the capital markets on favorable terms has been negatively impacted. This demand by investors for increased capital discipline from energy companies, as well as the difficulties in accessing capital markets, has led to more modest capital investment by producers, curtailed drilling and production activity, and, accordingly, slower growth for us and other midstream companies during the past few years. This trend was amplified in 2020 as a result of the COVID-19 pandemic demand destruction. Although volumes recovered nearly to pre-pandemic levels in the second half of 2020, global capital investments by oil and natural gas producers remain at low levels.

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. As a result of this concentration of drilling activity in the Permian, other basins, including those in which we operate in Oklahoma and North Texas, have experienced reduced incremental new investment and declines in volumes produced. In contrast, we continue to experience an increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity.

Our Louisiana segment, while subject to commodity prices and capital markets developments, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong in the second half of 2020 and through the first quarter of 2021, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

For additional discussion regarding these factors, see “Item 1A—Risk Factors—Business and Industry Risks” in our Annual Report on Form 10-K filed with the Commission on February 17, 2021.

Winter Storm Uri

In February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). Winter Storm Uri adversely affected the Company’s facilities and activities across the Company’s footprint, as it did for producers and other midstream companies located in these areas. The severe cold temperatures caused production freeze-offs and also led some producers to proactively shut-in their wells to preserve well integrity. As a result, the Company’s gathering and processing volumes were significantly reduced during this period, with peak volume declines ranging between 44% and 92%, depending on the region. The Company responded to the challenges presented by the storm by taking active steps to ensure the resiliency of the Company’s assets and the protection of the health and well-being of its employees. The Company’s operations have now returned to normal, and volumes have recovered to pre-storm levels.

The lack of gathered and processed volumes during the storm presented a number of commercial challenges, including the management of losses on derivative contracts and firm commodity sales contracts and making outlays to meet one-time operating expenses for storm recovery. To balance these challenges, the Company was able to use its integrated asset base to make limited incremental gas available to support local markets and to use its storage volumes in Louisiana to help offset lower natural gas and NGL supplies. Additionally, because of idled operations and elevated power prices, the Company was able to earn approximately $40 million in credits for unused electricity which had been purchased on a firm basis. These credits can be used to offset future power payments. However, because of the magnitude and unprecedented nature of the storm, we cannot at this time predict the full impact that Winter Storm Uri may have on our future results of operations. The ultimate impacts will depend on future developments, including, among other factors, the outcome of pending billing disputes with customers and regulatory actions by state legislatures and other entities responsible for the regulation and pricing of electricity and the electrical grid.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. Beginning in March 2020, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We also continue to promote heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations and we continue to evaluate and adjust our preventative measures, response plans, and business practices with the evolving impacts of COVID-19. We have continued to maintain these COVID protocols since the inception of the pandemic and to date we have not experienced any COVID-19 related operational disruptions.

There is considerable uncertainty regarding how long the COVID-19 pandemic will persist and affect economic conditions and the extent and duration of changes in consumer behavior.

We cannot predict the full impact that the COVID-19 pandemic or the volatility in oil and natural gas markets related to COVID-19 will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the effect of the pandemic on economic, social, and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social, and operating conditions resume. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for crude oil, condensate, natural gas, and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

For additional discussion regarding risks associated with the COVID-19 pandemic, see “Item 1A—Risk Factors—The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations” in our Annual Report on Form 10-K filed with the Commission on February 17, 2021.

Regulatory Developments

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to climate change and the production of oil and gas that could affect our operations and those of our customers. On his first day in office, President Biden signed an instrument reentering the United States into the Paris Agreement, effective February 19, 2021, and issued an executive order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, and on April 22, 2021, at a global summit on climate change, President Biden committed the United States to target emissions reductions of 50-52% of 2005 levels by 2030. Among the areas that could be affected by these initiatives are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration could also seek, in the future, to put into place additional executive orders, policy and regulatory reviews, or seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers.

Only a small percentage of our operations are derived from customers operating on public land, mainly in the Delaware Basin, and these activities are expected to represent only approximately 4% of our total segment profit, net to EnLink, during 2021. In addition, we have a robust program to monitor and prevent methane emissions in our operations and we maintain a comprehensive environmental program that is embedded in our operations. However, our activities that take place on public lands require that we and our producer customers obtain leases, permits, and other approvals from the federal government. While the status of recent and future rules and rulemaking initiatives under the Biden Administration remain uncertain, these actions, and the regulations and the policies that could result from them, could lead to increased costs for us or our customers, difficulties in obtaining leases, permits, and other approvals for us and our customers, reduced utilization of our gathering, processing and pipeline systems or reduced rates under renegotiated transportation or storage agreements in affected regions. These impacts could, in turn, adversely affect our business, financial condition, results of operations or cash flows, including our ability to make cash distributions to our unitholders.

For more information, see our risk factors under “Environmental, Legal Compliance, and Regulatory Risk” in Section 1A “Risk Factors” in our Annual Report on Form 10-K filed with the Commission on February 17, 2021.

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: adjusted gross margin, adjusted earnings before interest, taxes, and depreciation and amortization (“adjusted EBITDA”) and free cash flow after distributions.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended March 31,
	2021	2020
Total revenues	$1,248.4	$1,156.1
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(934.7)	(755.3)
Operating expenses	(56.3)	(100.7)
Depreciation and amortization	(151.0)	(162.8)
Gross margin	106.4	137.3
Operating expenses	56.3	100.7
Depreciation and amortization	151.0	162.8
Adjusted gross margin	$313.7	$400.8
____________________________
(1)Excludes all operating expenses as well as depreciation and amortization related to our operating segments of $149.0 million and $160.8 million for the three months ended March 31, 2021 and 2020, respectively.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus (less) interest expense, net of interest income; depreciation and amortization; impairments; (income) loss from unconsolidated affiliate investments; distributions from unconsolidated affiliate investments; (gain) loss on extinguishment of debt; unit-based compensation; income tax expense (benefit); unrealized (gain) loss on commodity swaps; relocation costs associated with the War Horse processing facility; (gain) loss on disposition of assets; accretion expense associated with asset retirement obligations; (non-cash rent); and (non-controlling interest share of adjusted EBITDA from joint ventures). Adjusted EBITDA is the primary metric used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following table reconciles net income (loss) to adjusted EBITDA to (in millions):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$12.6	$(260.4)
Interest expense, net of interest income	60.0	55.6
Depreciation and amortization	151.0	162.8
Impairments	—	353.0
(Income) loss from unconsolidated affiliates	6.3	(1.7)
Distributions from unconsolidated affiliates	3.6	1.8
Gain on extinguishment of debt	—	(5.3)
Unit-based compensation	6.5	8.8
Income tax expense (benefit)	1.4	(33.7)
Unrealized (gain) loss on commodity swaps	7.9	(13.0)
Relocation costs associated with the War Horse processing facility (1)	7.6	—
Other (2)	(0.4)	(0.7)
Adjusted EBITDA before non-controlling interest	256.5	267.2
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(7.1)	(7.2)
Adjusted EBITDA, net to ENLC	$249.4	$260.0
____________________________
(1)Represents cost incurred related to the relocation of equipment and facilities from the Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that we expect to complete in 2021 and are not part of our ongoing operations.
(2)Includes (gain) loss on disposition of assets; accretion expense associated with asset retirement obligations; and non-cash rent, which relates to lease incentives pro-rated over the lease term.
(3)Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV, Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV, and other minor non-controlling interests.

Free Cash Flow After Distributions

We define free cash flow after distributions as adjusted EBITDA, net to ENLC, plus (less) (growth capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (maintenance capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (interest expense, net of interest income); (distributions declared on common units); (accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid); (relocation costs associated with the War Horse processing facility); (payments to terminate interest rate swaps); non-cash interest (income)/expense; (current income taxes); and proceeds from the sale of equipment and land.

Free cash flow after distributions is the principal cash flow metric used by the Company in its earnings announcements. It is also used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, pay back our indebtedness, make cash distributions, and make capital expenditures.

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

The GAAP measure most directly comparable to free cash flow after distributions is net cash provided by operating activities. Free cash flow after distributions should not be considered an alternative to, or more meaningful than, net income (loss), operating income (loss), net cash provided by operating activities, or any other measure of liquidity presented in accordance with GAAP. Free cash flow after distributions has important limitations because it excludes some items that affect net income (loss), operating income (loss), and net cash provided by operating activities. Free cash flow after distributions may not be comparable to similarly titled measures of other companies because other companies may not calculate this non-GAAP metric in the same manner. To compensate for these limitations, we believe that it is important to consider net cash provided by operating activities determined under GAAP, as well as free cash flow after distributions, to evaluate our overall liquidity.

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$225.8	$182.0
Interest expense (1)	55.9	54.7
Utility credits (2)	40.4	—
Accruals for settled commodity swap transactions	0.1	5.0
Distributions from unconsolidated affiliate investment in excess of earnings	3.6	0.2
Relocation costs associated with the War Horse processing facility (3)	7.6	—
Other (4)	1.2	0.7
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	17.5	(169.3)
Accounts payable, accrued product purchases, and other accrued liabilities	(95.6)	193.9
Adjusted EBITDA before non-controlling interest	256.5	267.2
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(7.1)	(7.2)
Adjusted EBITDA, net to ENLC	249.4	260.0
Growth capital expenditures, net to ENLC (6)	(15.9)	(82.6)
Maintenance capital expenditures, net to ENLC (6)	(4.7)	(8.2)
Interest expense, net of interest income	(60.0)	(55.6)
Distributions declared on common units	(46.7)	(46.5)
ENLK preferred unit accrued cash distributions (7)	(23.0)	(22.8)
Relocation costs associated with the War Horse processing facility (3)	(7.6)	—
Other (8)	2.7	0.2
Free cash flow after distributions	$94.2	$44.5
____________________________
(1)Net of amortization of debt issuance costs and discount and premium, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income, which is netted against interest expense but not included in adjusted EBITDA.
(2)Under our utility agreements, we are entitled to a base load of electricity and pay or receive credits, based on market pricing, when we exceed or do not use the base load amounts. Due to Winter Storm Uri, we received credits from our utility providers based on market rates for our unused electricity.
(3)Represents cost incurred related to the relocation of equipment and facilities from the Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that we expect to complete in 2021 and are not part of our ongoing operations.
(4)Includes current income tax expense; amortization of designated cash flow hedge; and non-cash rent, which relates to lease incentives pro-rated over the lease term.
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
(8)Includes non-cash interest (income)/expense; current income tax expense; and proceeds from the sale of surplus or unused equipment and land, which occurred in the normal operation of our business and did not include major divestitures.

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the table below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2021
Gross margin	$9.3	$46.1	$4.8	$48.2	$(2.0)	$106.4

Add:
Depreciation and amortization	33.5	36.1	50.7	28.7	2.0	151.0
Segment profit	42.8	82.2	55.5	76.9	—	257.4
Operating expenses	(11.8)	29.2	19.7	19.2	—	56.3
Adjusted gross margin	$31.0	$111.4	$75.2	$96.1	$—	$313.7

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2020
Gross margin	$13.4	$37.5	$51.4	$37.0	$(2.0)	$137.3

Add:
Depreciation and amortization	29.2	37.8	56.6	37.2	2.0	162.8
Segment profit	42.6	75.3	108.0	74.2	—	300.1
Operating expenses	25.5	31.8	22.9	20.5	—	100.7
Adjusted gross margin	$68.1	$107.1	$130.9	$94.7	$—	$400.8

	Three Months Ended March 31,
	2021	2020
Midstream Volumes:
Permian Segment
Gathering and Transportation (MMbtu/d)	925,600	831,100
Processing (MMbtu/d)	876,100	861,700
Crude Oil Handling (Bbls/d)	108,200	133,400
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,151,300	2,043,200
Crude Oil Handling (Bbls/d)	15,000	17,400
NGL Fractionation (Gals/d)	7,106,200	8,184,100
Brine Disposal (Bbls/d)	1,400	1,700
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	937,300	1,220,900
Processing (MMbtu/d)	955,400	1,154,400
Crude Oil Handling (Bbls/d)	17,500	36,600
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,356,900	1,577,700
Processing (MMbtu/d)	624,600	699,700

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Gross Margin. Gross margin was $106.4 million for the three months ended March 31, 2021 compared to $137.3 million for the three months ended March 31, 2020, a decrease of $30.9 million. The primary contributors to the decrease were as follows (in millions):

•Permian Segment. Gross margin was $9.3 million for the three months ended March 31, 2021 compared to $13.4 million for the three months ended March 31, 2020, a decrease of $4.1 million primarily due to the following:

◦Adjusted gross margin in the Permian segment decreased $37.1 million, which was primarily driven by:

•An increase in realized and unrealized derivative losses of $57.8 million and $14.7 million, respectively, due to significant commodity price impacts resulting from Winter Storm Uri.
•A $3.0 million decrease to adjusted gross margin associated with our Midland Basin crude assets primarily due to volume declines related to weather disruptions from Winter Storm Uri.
•A $0.8 million decrease in adjusted gross margin associated with our Delaware Basin gas assets primarily due to volume declines related to weather disruptions from Winter Storm Uri.
•These decreases were partially offset by a $38.1 million increase in adjusted gross margin due to significant favorable physical commodity price sales on our Midland Basin gas assets resulting from Winter Storm Uri, which were more than offset by the derivative impact noted above, and a $1.1 million increase in adjusted gross margin due to volume growth in our Delaware Basin crude assets from system expansion.

◦Operating expenses in the Permian segment decreased $37.3 million primarily due to lower utility costs as a result of approximately $40.0 million of utility credits that we received because our electricity usage was below our contractual base load amounts during Winter Storm Uri, which entitled us to credits based on market rates for our unused electricity. These credits can be used to offset future utility payments. Operating expenses also decreased due to lower labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by increases in construction fees and services and materials and supplies expense.

◦Depreciation and amortization in the Permian segment increased $4.3 million primarily due to new assets placed into service, including the expansion to our Riptide processing plant in March 2020 and the completion of our Tiger processing plant in August 2020.

•Louisiana Segment. Gross margin was $46.1 million for the three months ended March 31, 2021 compared to $37.5 million for the three months ended March 31, 2020, an increase of $8.6 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment increased $4.3 million, resulting from:

•A $21.7 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets, which was primarily due to favorable market prices on NGL sales.
•A $1.4 million increase in adjusted gross margin associated with our Louisiana gas assets, which was primarily due to increased gathering and transportation fees as a result of higher volumes transported in addition to increased storage and hub fees following our acquisition of the Jefferson Island storage facility in December 2020.
•A $0.6 million decrease in unrealized derivative losses due to significant commodity price impacts resulting from Winter Storm Uri.

These increases were partially offset by a $15.0 million increase in realized derivative losses due to significant commodity price impacts resulting from Winter Storm Uri, and a $4.4 million decrease in adjusted gross margin associated with our ORV crude assets, which was primarily due to lower volumes.

◦Operating expenses in the Louisiana segment decreased $2.6 million primarily due to lower utility costs as a result of Winter Storm Uri and lower labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by higher engineering fees and services associated with the operation of these assets.

◦Depreciation and amortization in the Louisiana segment decreased $1.7 million primarily due to the impairment of assets in the first quarter of 2020.

•Oklahoma Segment. Gross margin was $4.8 million for the three months ended March 31, 2021 compared to $51.4 million for the three months ended March 31, 2020, a decrease of $46.6 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment decreased $55.7 million, resulting from:

•A $32.2 million decrease in adjusted gross margin associated with our Oklahoma gas assets primarily due to lower volumes from our existing customers, including weather disruptions from Winter Storm Uri.
•A $9.5 million decrease in adjusted gross margin due to the expiration of the MVC provision of a gathering and processing contract at the end of 2020.
•An increase in realized and unrealized derivative losses of $6.8 million and $5.6 million, respectively, due to significant commodity price impacts resulting from Winter Storm Uri.
•A $1.6 million decrease in adjusted gross margin associated with our Oklahoma crude assets primarily due to lower volumes from our existing customers and partially as a result of weather disruptions from Winter Storm Uri.

◦Operating expenses in the Oklahoma segment decreased $3.2 million primarily due to reductions in compressor rentals related to the assets in this segment and labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by higher construction fees and services associated with work performed related to the assets in this segment.

◦Depreciation and amortization in the Oklahoma segment decreased $5.9 million primarily due to a change in the estimated useful lives of certain non-core assets in 2020.

•North Texas Segment. Gross margin was $48.2 million for the three months ended March 31, 2021 compared to $37.0 million for the three months ended March 31, 2020, an increase of $11.2 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment increased $1.4 million, which was primarily due to favorable market pricing resulting from Winter Storm Uri. The increase was partially offset by decreased revenues from volume declines and increased realized and unrealized derivative losses.

◦Operating expenses in the North Texas segment decreased $1.3 million primarily due to reductions in compressor rentals, reductions to labor and benefits expense as a result of reductions in workforce in April 2020, and reductions to utility costs. These decreases were partially offset by higher materials and supplies expense related to the assets in this segment.

◦Depreciation and amortization in the North Texas segment decreased $8.5 million primarily due to a change in the estimated useful lives of certain non-core assets in 2020.

•Corporate Segment. Gross margin was negative $2.0 million for each of the three months ended March 31, 2021 and 2020, respectively. Corporate gross margin consists of depreciation and amortization of corporate assets.

Impairments. We recognized no impairment expense for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recognized impairment expense related to goodwill and property and equipment, including cancelled projects. Impairment expense is composed of the following amounts (in millions):

Three Months Ended March 31,
2020
Goodwill impairment	$184.6
Property and equipment impairment	168.0
Cancelled projects	0.4
Total impairments	$353.0

General and Administrative Expenses. General and administrative expenses were $26.0 million for the three months ended March 31, 2021 compared to $30.4 million for the three months ended March 31, 2020, a decrease of $4.4 million. The decrease in general and administrative expenses was primarily due to reduced labor costs and unit-based compensation costs, which decreased $5.0 million as a result of reductions in workforce in April 2020.

Interest Expense. Interest expense was $60.0 million for the three months ended March 31, 2021 compared to $55.6 million for the three months ended March 31, 2020, an increase of $4.4 million. Interest expense consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
ENLK and ENLC Senior Notes	$50.3	$44.0
Term Loan	1.4	6.4
AR Facility	1.2	—
Consolidated Credit Facility	1.3	4.1
Capitalized interest	(0.2)	(1.2)
Amortization of debt issue costs and net discounts (premiums)	1.2	1.0
Interest rate swap - realized	4.8	1.3
Total	$60.0	$55.6

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $5.3 million for the three months ended March 31, 2020 due to repurchases of the 2024, 2025, and 2026 Notes in open market transactions.

Income (Loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $6.3 million for the three months ended March 31, 2021 compared to income of $1.7 million for the three months ended March 31, 2020, a decrease of $8.0 million. The decrease was primarily attributable to a reduction of income of $7.5 million from our GCF investment, as a result of the GCF assets being temporarily idled beginning in January 2021, and a reduction of income of $0.5 million from our Cedar Cove JV.

Income Tax Benefit (Expense). Income tax expense was $1.4 million for the three months ended March 31, 2021 compared to an income tax benefit of $33.7 million for the three months ended March 31, 2020, which is primarily attributable to the decrease in loss between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Critical Accounting Policies

Information regarding our critical accounting policies is included in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $225.8 million for the three months ended March 31, 2021 compared to $182.0 million for the three months ended March 31, 2020. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Operating cash flows before working capital	$147.7	$206.6
Changes in working capital	78.1	(24.6)

Operating cash flows before changes in working capital decreased $58.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The primary contributors to the decrease in operating cash flows were as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity swap activity, utility credits, and unit-based compensation, decreased $57.8 million. For more information regarding the changes in gross margin for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, see “Results of Operations.”

•Distribution of earnings from unconsolidated affiliates decreased $1.6 million.

•Interest expense, excluding amortization of debt issue costs and net discounts (premium) of notes, increased $4.2 million.

These changes to operating cash flows were offset by the following:

•General and administrative expenses excluding unit-based compensation decreased $2.6 million primarily due to reductions in workforce in April 2020.

The changes in working capital for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $19.2 million for the three months ended March 31, 2021 compared to $115.5 million for the three months ended March 31, 2020. Investing cash flows are primarily related to capital expenditures. Capital expenditures decreased from $112.0 million for the three months ended March 31, 2020 to $23.5 million for the three months ended March 31, 2021. The decrease was primarily due to the completion of major projects in 2020 and the timing of 2021 projects, which is more heavily weighted in the subsequent quarters of 2021.

Cash Flows from Financing Activities. Net cash used in financing activities was $173.4 million for the three months ended March 31, 2021 and net cash provided by financing activities was $114.2 million for the three months ended March 31, 2020. Our primary financing activities consisted of the following (in millions):

	Three Months Ended March 31,
	2021	2020
Net repayments on the AR Facility (1)	$(100.0)	$—
Net borrowings on the Consolidated Credit Facility (1)	—	200.0
Net repurchases on ENLK’s senior unsecured notes (1)	—	(1.0)
Contributions by non-controlling interests (2)	0.9	37.1
Distribution to members	(47.1)	(93.3)
Distributions to Series B Preferred unitholders (3)	(16.9)	(16.8)
Distributions to joint venture partners (4)	(9.1)	(7.9)
____________________________
(1)See “Item 1. Financial Statements—Note 5” for more information regarding the AR Facility, the Consolidated Credit Facility, and the senior unsecured notes.
(2)Represents contributions from NGP to the Delaware Basin JV.
(3)See “Item 1. Financial Statements—Note 7” for information on distributions to holders of the Series B Preferred Units.
(4)Represents distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to other non-controlling interests.

Capital Requirements. We expect our remaining 2021 capital expenditures, including capital contributions to our unconsolidated affiliate investments, to be approximately $92 million to $132 million, which is net of approximately $3 million to $5 million from our joint venture partners. Our primary capital projects for the remainder of 2021 include continued development of our existing systems through well connects and other low-cost development projects. Additionally, we expect our remaining 2021 operating expenses related to the relocation of equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin to be approximately $17 million. These expenses are treated as an operating expense under GAAP and, therefore, are not included in our expected remaining 2021 capital expenditures.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2021.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2021 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2021	2022	2023	2024	2025	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,032.3	$—	$—	$—	$521.8	$720.8	$2,789.7
Term Loan (1)	350.0	350.0	—	—	—	—	—
AR Facility (2)	150.0	—	—	150.0	—	—	—
Consolidated Credit Facility (3)	—	—	—	—	—	—	—
Interest payable on fixed long-term debt obligations	2,511.3	176.3	201.2	201.2	189.7	163.3	1,579.6
Operating lease obligations	124.6	17.2	17.0	11.6	10.1	9.8	58.9
Purchase obligations	5.3	5.3	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (4)	187.1	40.8	44.5	33.5	24.4	21.3	22.6
Inactive easement commitment (5)	10.0	—	10.0	—	—	—	—
Total contractual obligations	$7,370.6	$589.6	$272.7	$396.3	$746.0	$915.2	$4,450.8
____________________________
(1)The Term Loan matures on December 10, 2021.
(2)The AR Facility is scheduled to terminate on October 20, 2023.
(3)The Consolidated Credit Facility will mature on January 25, 2024. As of March 31, 2021, there were no amounts outstanding under the Consolidated Credit Facility.
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

The interest payable related to the Term Loan, the AR Facility, and the Consolidated Credit Facility are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Term Loan, the AR Facility, and the Consolidated Credit Facility, which vary from time to time.

Our contractual cash obligations for the remainder of 2021 are expected to be funded from cash flows generated from our operations and the available capacity under the AR Facility, the Consolidated Credit Facility, or other debt sources.

Indebtedness

In October 2020, we entered into the AR Facility, which is a three-year committed accounts receivable securitization facility originally in the amount of up to $250.0 million. On February 26, 2021, the SPV entered into the First Amendment to the Receivables Financing Agreement, which amended the AR Facility to, among other things, increase the facility limit and lender commitments by $50.0 million to $300.0 million. As of March 31, 2021, the AR Facility had a borrowing base of $262.1 million and there was $150.0 million in outstanding borrowings under the AR Facility.

In addition, as of March 31, 2021, we have $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047 and $350.0 million in outstanding principal on the Term Loan. There were no outstanding borrowings under the Consolidated Credit Facility and $27.5 million outstanding letters of credit as of March 31, 2021.

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

As of March 31, 2021, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK related to taxation of ENLC, the elimination of intercompany borrowings, and impairment of goodwill that only existed at ENLC.

See “Item 1. Financial Statements—Note 5” for more information on our outstanding debt instruments.

Recent Accounting Pronouncements

See “Item 1. Financial Statements—Note 2” for more information on recently issued and adopted accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, future cost savings or operational initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of the COVID-19 pandemic and Winter Storm Uri on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operation, or cash flows, include, without limitation, (a) the impact of the ongoing coronavirus (COVID-19) outbreak on our business, financial condition, and results of operation, (b) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (c) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (d) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (e) the dependence on Devon for a substantial portion of the natural gas and crude that we gather, process, and transport, (f) developments that materially and adversely affect Devon or other customers, (g) adverse developments in the midstream business that may reduce our ability to make distributions, (h) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (i) decreases in the volumes that we gather, process, fractionate, or transport, (j) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (k) our ability to receive or renew required permits and other approvals, (l) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (m) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (n) changes in the availability and cost of capital, including as a result of a change in our credit rating, (o) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (p) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (q) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (r) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (s) impairments to goodwill, long-lived assets and equity method investments, and (t) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

We are subject to risks due to fluctuations in commodity prices. Approximately 82% of our adjusted gross margin for the three months ended March 31, 2021 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently earn adjusted gross margin under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts. Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume or (2) arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities. We may also purchase and resell commodities in arrangements under which we are subject to commodity price fluctuations. Although historically this has not been a material component of our adjusted gross margin, Winter Storm Uri caused sudden and significant price and volume fluctuations that resulted in increased adjusted gross margin that is exposed to commodity price fluctuations. For more information on Winter Storm Uri and its impact on the Company, see the discussion at “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business—Winter Storm Uri” in this Report. For the three months ended March 31, 2021, approximately 17% of our adjusted gross margin was generated from purchase and resell arrangements under which we are subject to commodity price fluctuations. This amount was substantially offset by derivative losses.

2.Processing margin contracts. Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the three months ended March 31, 2021, less than 1% of our adjusted gross margin was generated from processing margin contracts.

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

For the three months ended March 31, 2021, approximately 1% of our adjusted gross margin was generated from POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at March 31, 2021. These derivative instruments mitigate the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
April 2021 - December 2021	Ethane	925 (MBbls)	$0.2220/Gal	Index	$(0.2)
April 2021 - December 2021	Propane	2,665 (MBbls)	Index	$0.8290/Gal	(12.8)
April 2021 - December 2021	Normal butane	688 (MBbls)	Index	$0.9335/Gal	(3.7)
April 2021 - December 2021	Natural gasoline	1,305 (MBbls)	Index	$1.3211/Gal	(1.5)
April 2021 - January 2022	Natural gas	40,326 (MMbtu/d)	Index	$2.6381/MMbtu	0.4
April 2021 - January 2022	Crude and condensate	6,795 (MBbls)	Index	$57.94/Bbl	(0.7)
April 2021 - December 2022	Crude and condensate	6,958 (MBbls)	$1.825/Bbl	Index (2)	8.5
					$(10.0)
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

As of March 31, 2021, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value liability of $10.0 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $14.9 million in the net fair value of these contracts as of March 31, 2021.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility, the Term Loan, and the AR Facility. At March 31, 2021, we had $350.0 million and $150.0 million in outstanding borrowings under the Term Loan and the AR Facility, respectively. At March 31, 2021, we had no outstanding borrowings under the Consolidated Credit Facility.

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

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $3.5 million and $1.5 million for the Term Loan and the AR Facility, respectively. This change in interest expense would be partially offset by a $3.5 million change related to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028 and 2029 as these are fixed-rate obligations. As of March 31, 2021, the estimated fair value of the senior unsecured notes was approximately $3,707.7 million, based on the market prices of ENLK’s and our publicly traded debt at March 31, 2021. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $230.3 million decrease in fair value of the senior unsecured notes at March 31, 2021. See “Item 1. Financial Statements—Note 5” for more information on our outstanding indebtedness.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2021), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. For a discussion of certain litigation and similar proceedings, please refer to Note 15, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
January 1, 2021 to January 31, 2021	301,550	$3.76	—	$98.8
February 1, 2021 to February 28, 2021	—	—	—	$98.8
March 1, 2021 to March 31, 2021	2,436	4.19	—	$98.8
Total	303,986	$3.76	—
____________________________
(1)The common units were not re-acquired pursuant to any repurchase plan or program.
(2)During 2020, we announced a $100.0 million common unit repurchase program. As of March 31, 2021, we repurchased 383,614 common units for an aggregate price of $1.2 million, or an average of $3.00 per common unit. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchases will depend on market conditions and may be discontinued at any time.

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
First Amendment to the Receivables Financing Agreement, dated as of February 26, 2021, by and among EnLink Midstream Funding, LLC, as borrower, EnLink Midstream Operating, LP, as initial servicer, and PNC Bank, National Association, as administrative agent and as lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 26, 2021, filed with the Commission on March 1, 2021, file No. 001-36336).

22.1	—	Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to our Annual Report on Form 10-K dated December 31, 2020, filed with the Commission on February 17, 2021, file No. 001-36336).
31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements.
104 *	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________
*    Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnLink Midstream, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

	By:	/s/ J. PHILIPP ROSSBACH
J. Philipp Rossbach
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
May 5, 2021