Form 10-Q
period 2021-09-30
EnLink Midstream, LLC
filed 2021-11-03
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of October 28, 2021, the Registrant had 487,957,616 common units outstanding.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
Adjusted gross margin	Revenue less cost of sales, exclusive of operating expenses and depreciation and amortization related to our operating segments. Adjusted gross margin is a non-GAAP financial measure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
AR Facility	An accounts receivable securitization facility of up to $350 million entered into by EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity and our indirect subsidiary, with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. The AR Facility is scheduled to terminate on September 24, 2024, unless extended or earlier terminated in accordance with its terms.
ASC	The FASB Accounting Standards Codification.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
Bbls	Barrels.
Bcf	Billion cubic feet.
Beginning TSR Price
The beginning total shareholder return (“TSR”) price, which is the closing share price of ENLC on the grant date of the performance award agreement or the previous trading day if the grant date was not a trading day, is one of the assumptions used to calculate the grant-date fair value of performance award agreements.

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
Term Loan
A term loan originally in the amount of $850.0 million entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guarantees. The Term Loan matures on December 10, 2021.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36.1	$39.6
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.5, respectively	88.5	80.6
Accrued revenue and other	636.6	447.5
Fair value of derivative assets	75.3	25.0
Other current assets	156.2	58.7
Total current assets	992.7	651.4
Property and equipment, net of accumulated depreciation of $4,215.7 and $3,863.0, respectively	6,425.1	6,652.1
Intangible assets, net of accumulated amortization of $763.2 and $668.8, respectively	1,081.6	1,125.4
Investment in unconsolidated affiliates	29.0	41.6
Fair value of derivative assets	2.2	4.9
Other assets, net	95.9	75.5
Total assets	$8,626.5	$8,550.9
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$103.5	$60.5
Accrued gas, NGLs, condensate, and crude oil purchases (1)	529.8	291.5
Fair value of derivative liabilities	110.9	37.1
Current maturities of long-term debt	150.0	349.8
Other current liabilities	215.9	149.1
Total current liabilities	1,110.1	888.0
Long-term debt	4,242.6	4,244.0
Other long-term liabilities	92.1	94.8
Deferred tax liability, net	124.2	108.6
Fair value of derivative liabilities	2.3	2.5

Members’ equity:
Members’ equity (487,951,939 and 489,381,149 units issued and outstanding, respectively)	1,338.8	1,508.8
Accumulated other comprehensive loss	(4.2)	(15.3)
Non-controlling interest	1,720.6	1,719.5
Total members’ equity	3,055.2	3,213.0
Commitments and contingencies (Note 15)
Total liabilities and members’ equity	$8,626.5	$8,550.9
____________________________
(1)Includes related party accounts payable balances of $1.9 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Revenues:
Product sales	$1,610.2	$696.1	$3,968.7	$2,121.6
Midstream services	211.0	237.5	629.2	716.2
Loss on derivative activity	(33.6)	(5.1)	(155.2)	(8.3)
Total revenues	1,787.6	928.5	4,442.7	2,829.5
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)(2)	1,400.8	549.5	3,390.6	1,702.5
Operating expenses	106.9	94.3	260.0	283.1
Depreciation and amortization	153.0	160.3	455.9	481.3
Impairments	—	—	—	354.5
(Gain) loss on disposition of assets	(0.4)	(1.8)	(0.7)	2.8
General and administrative	28.2	25.7	80.3	79.6
Total operating costs and expenses	1,688.5	828.0	4,186.1	2,903.8
Operating income (loss)	99.1	100.5	256.6	(74.3)
Other income (expense):
Interest expense, net of interest income	(60.1)	(55.5)	(180.1)	(166.3)
Gain on extinguishment of debt	—	—	—	32.0
Income (loss) from unconsolidated affiliates	(2.3)	(0.2)	(9.9)	0.8
Other income	—	0.4	0.1	0.4
Total other expense	(62.4)	(55.3)	(189.9)	(133.1)
Income (loss) before non-controlling interest and income taxes	36.7	45.2	66.7	(207.4)
Income tax benefit (expense)	(4.4)	(6.0)	(12.4)	16.0
Net income (loss)	32.3	39.2	54.3	(191.4)
Net income attributable to non-controlling interest	30.4	26.6	86.7	78.7
Net income (loss) attributable to ENLC	$1.9	$12.6	$(32.4)	$(270.1)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$—	$0.03	$(0.07)	$(0.55)
Diluted common unit	$—	$0.03	$(0.07)	$(0.55)
____________________________
(1)Includes related party cost of sales of $4.9 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $150.8 million and $158.6 million for the three months ended September 30, 2021 and 2020, respectively.
(2)Includes related party cost of sales of $11.7 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively, and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $449.9 million and $475.5 million for the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$32.3	$39.2	$54.3	$(191.4)
Unrealized gain (loss) on designated cash flow hedge (1)	3.8	3.6	11.1	(8.0)
Comprehensive income (loss)	36.1	42.8	65.4	(199.4)
Comprehensive income attributable to non-controlling interest	30.4	26.6	86.7	78.7
Comprehensive income (loss) attributable to ENLC	$5.7	$16.2	$(21.3)	$(278.1)
____________________________
(1)Includes a tax expense of $1.2 million and a tax expense of $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and a tax expense of $3.4 million and a tax benefit of $2.4 million for the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2020	$1,508.8	489.4	$(15.3)	$1,719.5	$3,213.0	$—
Conversion of restricted units for common units, net of units withheld for taxes	(1.2)	0.7	—	—	(1.2)	—
Unit-based compensation	6.5	—	—	—	6.5	—
Contributions from non-controlling interests	—	—	—	0.9	0.9	—
Distributions	(47.1)	—	—	(25.8)	(72.9)	(0.2)
Unrealized gain on designated cash flow hedge (1)	—	—	3.6	—	3.6	—
Fair value adjustment related to redeemable non-controlling interest	(0.1)	—	—	—	(0.1)	0.2
Net income (loss)	(12.7)	—	—	25.3	12.6	—
Balance, March 31, 2021	1,454.2	490.1	(11.7)	1,719.9	3,162.4	—
Conversion of restricted units for common units, net of units withheld for taxes	(0.2)	0.1	—	—	(0.2)	—
Unit-based compensation	6.4	—	—	—	6.4	—
Contributions from non-controlling interests	—	—	—	1.0	1.0	—
Distributions	(46.7)	—	—	(36.0)	(82.7)	—
Unrealized gain on designated cash flow hedge (2)	—	—	3.7	—	3.7	—
Common units repurchased	(2.0)	(0.3)	—	—	(2.0)	—
Net income (loss)	(21.6)	—	—	31.0	9.4	—
Balance, June 30, 2021	1,390.1	489.9	(8.0)	1,715.9	3,098.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(0.5)	0.2	—	—	(0.5)	—
Unit-based compensation	6.4	—	—	—	6.4	—
Contributions from non-controlling interests	—	—	—	0.5	0.5	—
Distributions	(46.6)	—	—	(26.2)	(72.8)	—
Unrealized gain on designated cash flow hedge (3)	—	—	3.8	—	3.8	—
Common units repurchased	(12.5)	(2.1)	—	—	(12.5)	—
Net income	1.9	—	—	30.4	32.3	—
Balance, September 30, 2021	$1,338.8	488.0	$(4.2)	$1,720.6	$3,055.2	$—
____________________________
(1)Includes a tax expense of $1.1 million.
(2)Includes a tax expense of $1.1 million.
(3)Includes a tax expense of $1.2 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-Controlling Interest (Temporary Equity)
	$	Units	$	$	$	$
	(Unaudited)
Balance, December 31, 2019	$2,135.5	487.8	$(11.0)	$1,681.6	$3,806.1	$5.2
Conversion of restricted units for common units, net of units withheld for taxes	(4.0)	1.3	—	—	(4.0)	—
Unit-based compensation	12.3	—	—	—	12.3	—
Contributions from non-controlling interests	—	—	—	37.1	37.1	—
Distributions	(93.3)	—	—	(24.4)	(117.7)	(0.3)
Unrealized loss on designated cash flow hedge (1)	—	—	(13.1)	—	(13.1)	—
Fair value adjustment related to redeemable non-controlling interest	0.7	—	—	—	0.7	(0.9)
Redemption of non-controlling interest	—	—	—	—	—	(4.0)
Net income (loss)	(286.8)	—	—	26.4	(260.4)	—
Balance, March 31, 2020	1,764.4	489.1	(24.1)	1,720.7	3,461.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(0.3)	0.4	—	—	(0.3)	—
Unit-based compensation	6.8	—	—	—	6.8	—
Contributions from non-controlling interests	—	—	—	13.2	13.2	—
Distributions	(46.5)	—	—	(35.9)	(82.4)	—
Unrealized gain on designated cash flow hedge (2)	—	—	1.5	—	1.5	—
Net income	4.1	—	—	25.7	29.8	—
Balance, June 30, 2020	1,728.5	489.5	(22.6)	1,723.7	3,429.6	—
Conversion of restricted units for common units, net of units withheld for taxes	(0.4)	0.2	—	—	(0.4)	—
Unit-based compensation	7.2	—	—	—	7.2	—
Contributions from non-controlling interests	—	—	—	1.9	1.9	—
Distributions	(46.4)	—	—	(23.3)	(69.7)	(0.3)
Unrealized gain on designated cash flow hedge (3)	—	—	3.6	—	3.6	—
Fair value adjustment related to redeemable non-controlling interest	(0.3)	—	—	—	(0.3)	0.3
Net income	12.6	—	—	26.6	39.2	—
Balance, September 30, 2020	$1,701.2	489.7	$(19.0)	$1,728.9	$3,411.1	$—
____________________________
(1)Includes a tax benefit of $4.0 million.
(2)Includes a tax expense of $0.5 million.
(3)Includes a tax expense of $1.1 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$54.3	$(191.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments	—	354.5
Depreciation and amortization	455.9	481.3
Utility credits, net of usage	(38.2)	—
Deferred income tax (benefit) expense	12.2	(17.1)
Non-cash unit-based compensation	19.3	24.6
Amortization of designated cash flow hedge	9.6	0.1
Payments to terminate interest rate swaps	(1.8)	—
Non-cash loss on derivatives recognized in net income (loss)	37.5	7.3
Gain on extinguishment of debt	—	(32.0)
Amortization of debt issuance costs and net discount of senior unsecured notes	3.9	3.1
Other operating activities	6.8	2.8
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	(196.5)	85.3
Natural gas and NGLs inventory, prepaid expenses, and other	(80.3)	(12.7)
Accounts payable, accrued product purchases, and other accrued liabilities	316.5	(144.8)
Net cash provided by operating activities	599.2	561.0
Cash flows from investing activities:
Additions to property and equipment	(104.7)	(254.4)
Acquisitions, net of cash acquired	(56.7)	—
Other investing activities	6.0	3.7
Net cash used in investing activities	(155.4)	(250.7)
Cash flows from financing activities:
Proceeds from borrowings	829.5	690.0
Repayments on borrowings	(1,034.5)	(776.0)
Distribution to members	(140.4)	(186.2)
Distributions to non-controlling interests	(88.2)	(84.2)
Contributions by non-controlling interests	2.4	52.2
Common unit repurchases	(14.5)	—
Other financing activities	(1.6)	(4.6)
Net cash used in financing activities	(447.3)	(308.8)
Net increase (decrease) in cash and cash equivalents	(3.5)	1.5
Cash and cash equivalents, beginning of period	39.6	77.4
Cash and cash equivalents, end of period	$36.1	$78.9

Supplemental disclosures of cash flow information:
Cash paid for interest	$130.1	$125.7
Cash paid (refunded) for income taxes	$0.2	$(0.1)
Non-cash investing activities:
Non-cash accrual of property and equipment	$5.1	$(27.2)
Non-cash acquisitions	$16.9	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$10.7	$9.1
Non-cash financing activities:
Redemption of non-controlling interest	$—	$(4.0)

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2021
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

c.COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. There remains considerable uncertainty regarding how long the COVID-19 pandemic (including variants of the virus) will persist and affect economic conditions and the extent and duration of changes in consumer behavior.

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

b.Revenue Recognition

The following table summarizes the contractually committed fees (in millions) that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. We record revenue under MVC and firm transportation contracts during periods of shortfall when it is known that the customer cannot, or will not, make up the deficiency. These fees do not represent the shortfall amounts we expect to collect under our MVC and firm transportation contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs and firm transportation contracts during these periods.

Contractually Committed Fees	Commitments (1)
2021 (remaining)	$38.9
2022	136.3
2023	123.5
2024	107.6
2025	63.7
Thereafter	347.3
Total	$817.3
____________________________
(1)Amounts do not represent expected shortfall under these commitments.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Acquisition of Business

On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback Energy, strengthening our dedicated acreage position with Diamondback Energy. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10 million to be paid on April 30, 2022, and contingent consideration capped at $15 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels.

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

Consideration
Cash (including working capital payment)	$50.6
Installment payable	10.0
Contingent consideration fair value (1)	6.9
Total consideration:	$67.5

Purchase price allocation
Assets acquired:
Current assets (including $1.3 million in cash)	$1.4
Property and equipment	16.3
Intangible assets	50.6
Other assets, net (2)	0.6
Liabilities assumed:
Current liabilities	(0.8)
Other long-term liabilities (2)	(0.6)
Net assets acquired	$67.5
____________________________
(1)The estimated fair value of the Amarillo Rattler, LLC contingent consideration was calculated in accordance with the fair value guidance contained in ASC 820, Fair Value Measurements. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration payments could differ from the estimated fair values.
(2)“Other assets, net” and “Other long-term liabilities” consist of the right-of-use asset and lease liability, respectively, recorded from a lease obtained through the acquisition of Amarillo Rattler, LLC.

(3) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which ranged from 10 to 20 years at the time the intangible assets were originally recorded.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nine Months Ended September 30, 2021
Customer relationships, beginning of period	$1,794.2	$(668.8)	$1,125.4
Customer relationships obtained from acquisition of business	50.6	—	50.6
Amortization expense	—	(94.4)	(94.4)
Customer relationships, end of period	$1,844.8	$(763.2)	$1,081.6

The weighted average amortization period for intangible assets is 14.9 years. Amortization expense was $31.9 million and $30.9 million for the three months ended September 30, 2021 and 2020, respectively, and $94.4 million and $92.7 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2021 (remaining)	$31.9
2022	127.6
2023	127.6
2024	127.6
2025	110.3
Thereafter	556.6
Total	$1,081.6

(4) Related Party Transactions

Transactions with Cedar Cove JV. For the three and nine months ended September 30, 2021, we recorded cost of sales of $4.9 million and $11.7 million, respectively, and for the three and nine months ended September 30, 2020, we recorded cost of sales of $2.0 million and $6.2 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $1.9 million and $1.0 million at September 30, 2021 and December 31, 2020, respectively.

Transactions with GIP. For the nine months ended September 30, 2021, we recorded general and administrative expenses of $0.2 million related to personnel secondment services provided by GIP. We did not record any expenses related to transactions with GIP for the three months ended September 30, 2021. For each of the three and nine months ended September 30, 2020, we recorded general and administrative expenses of $0.2 million related to personnel secondment services provided by GIP.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(5) Long-Term Debt

As of September 30, 2021 and December 31, 2020, long-term debt consisted of the following (in millions):

	September 30, 2021			December 31, 2020
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Term Loan due 2021 (1)	$150.0	$—	$150.0	$350.0	$—	$350.0
Consolidated Credit Facility due 2024	—	—	—	—	—	—
AR Facility due 2024 (2)	245.0	—	245.0	250.0	—	250.0
ENLK’s 4.40% Senior unsecured notes due 2024	521.8	0.8	522.6	521.8	1.1	522.9
ENLK’s 4.15% Senior unsecured notes due 2025	720.8	(0.4)	720.4	720.8	(0.6)	720.2
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.3)	490.7	491.0	(0.4)	490.6
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.6)	444.4	450.0	(5.7)	444.3
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,427.3	$(5.8)	4,421.5	$4,632.3	$(5.9)	4,626.4
Debt issuance costs (3)			(28.9)			(32.6)
Less: Current maturities of long-term debt (1)			(150.0)			(349.8)
Long-term debt, net of unamortized issuance cost			$4,242.6			$4,244.0
____________________________
(1)Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 1.6% and 1.7% at September 30, 2021 and December 31, 2020, respectively. The Term Loan will mature on December 10, 2021. Therefore, the outstanding principal balance, net of debt issuance costs, is classified as “Current maturities of long-term debt” on the consolidated balance sheet as of September 30, 2021 and December 31, 2020, respectively.
(2)Bears interest based on LMIR and/or LIBOR plus an applicable margin. The effective interest rate was 1.2% and 2.0% at September 30, 2021 and December 31, 2020, respectively.
(3)Net of amortization of $17.5 million and $14.1 million at September 30, 2021 and December 31, 2020, respectively.

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. Upon the closing of the Merger, ENLC assumed ENLK’s obligations under the Term Loan, and ENLK became a guarantor of the Term Loan. In the event that ENLC defaults on the Term Loan and the outstanding balance becomes due, ENLK will be liable for any amount owed on the Term Loan not paid by ENLC. In May 2021 and September 2021, we repaid $100.0 million and $100.0 million, respectively, of the borrowings under the Term Loan due December 2021. The outstanding balance of the Term Loan was $150.0 million as of September 30, 2021. The obligations under the Term Loan are unsecured.

Under the terms of the Term Loan, if we consummate one or more acquisitions in which the aggregate purchase price is $50.0 million or more, we can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters. In April 2021, we completed the acquisition of Amarillo Rattler, LLC with an aggregate purchase price in excess of $50.0 million and elected to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 through its maturity date. At September 30, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the Term Loan until the Term Loan matures on December 10, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Consolidated Credit Facility

The Consolidated Credit Facility permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC’s obligations under the Consolidated Credit Facility are accelerated due to a default, ENLK will be liable for the entire outstanding balance and 105% of the outstanding letters of credit under the Consolidated Credit Facility. There were no outstanding borrowings under the Consolidated Credit Facility and $41.1 million outstanding letters of credit as of September 30, 2021.

Under the terms of the Consolidated Credit Facility, if we consummate one or more acquisitions in which the aggregate purchase price is $50.0 million or more, we can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters. In April 2021, we completed the acquisition of Amarillo Rattler, LLC with an aggregate purchase price in excess of $50.0 million and elected to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 through the first quarter of 2022. At September 30, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the Consolidated Credit Facility for at least the next twelve months.

AR Facility

On October 21, 2020, EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC (the “SPV”) entered into the AR Facility to borrow up to $250.0 million. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

On February 26, 2021, the SPV entered into the first amendment to the AR Facility that, among other things: (i) increased the AR Facility limit and lender commitments by $50.0 million to $300.0 million, (ii) reduced the Adjusted LIBOR and LMIR (each as defined in the AR Facility) minimum floor to zero, rather than the previous 0.375%, and (iii) reduced the effective drawn fee to 1.25% rather than the previous 1.625%.

On September 24, 2021, the SPV entered into the second amendment to the AR Facility that, among other things: (i) increased the AR Facility and lender commitments by $50.0 million to $350.0 million, (ii) extended the scheduled termination date of the facility from October 20, 2023 to September 24, 2024, and (iii) reduced the effective drawn fee to 1.10% rather than the previous 1.25%.

Since our investment in the SPV is not sufficient to finance its activities without additional support from us, the SPV is a variable interest entity. We are the primary beneficiary of the SPV because we have the power to direct the activities that most significantly affect its economic performance and we are obligated to absorb its losses or receive its benefits from operations. Since we are the primary beneficiary of the SPV, we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $708.1 million and long-term debt of $245.0 million as of September 30, 2021.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. As of September 30, 2021, the AR Facility had a borrowing base of $350.0 million. Borrowings under the AR Facility bear interest (based on LIBOR or LMIR (as defined in the AR Facility)) plus a drawn fee in the amount of 1.10% at September 30, 2021. The SPV also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by the SPV under the AR Facility are due monthly.

The AR Facility is scheduled to terminate on September 24, 2024, unless extended or earlier terminated in accordance with its terms, at which time no further advances will be available and the obligations under the AR Facility must be repaid in full by no later than (i) the date that is ninety (90) days following such date or (ii) such earlier date on which the loans under the AR Facility become due and payable.

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

At September 30, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

(6) Income Taxes

The components of our income tax benefit (expense) are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Current income tax expense	$(0.1)	$(0.4)	$(0.2)	$(1.1)
Deferred income tax benefit (expense)	(4.3)	(5.6)	(12.2)	17.1
Income tax benefit (expense)	$(4.4)	$(6.0)	$(12.4)	$16.0

The following schedule reconciles total income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income (loss) before income taxes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected income tax benefit (expense) based on federal statutory rate	$(2.0)	$(3.6)	$4.2	$60.0
State income tax benefit (expense), net of federal benefit	(0.3)	(0.6)	0.5	6.4
Unit-based compensation (1)	(0.2)	(1.6)	(3.1)	(6.0)
Non-deductible expense related to goodwill impairment	—	—	—	(43.4)
Change in valuation allowance	(1.6)	—	(3.8)	—
Oklahoma statutory rate change (2)	—	—	(7.6)	—
Other	(0.3)	(0.2)	(2.6)	(1.0)
Income tax benefit (expense)	$(4.4)	$(6.0)	$(12.4)	$16.0
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of restricted incentive units.
(2)Oklahoma House Bill 2960 resulted in a change in the corporate income tax rate from 6% to 4%, effective January 1, 2022. Accordingly, we recorded deferred tax expense in the amount of $7.6 million for the nine months ended September 30, 2021 due to a remeasurement of deferred tax assets.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. As of September 30, 2021, we had $124.2 million of deferred tax liabilities, net of $484.1 million of deferred tax assets, which included a $157.1 million valuation allowance. As of December 31, 2020, we had $108.6 million of deferred tax liabilities, net of $396.0 million of deferred tax assets, which included a $153.3 million valuation allowance.

A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. We established a valuation allowance of $153.3 million as of December 31, 2020, primarily related to federal and state tax operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized. For the three and nine months ended September 30, 2021, we recorded a $1.6 million and $3.8 million valuation allowance adjustment, respectively. As of September 30, 2021, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(7) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of September 30, 2021 and December 31, 2020, there were 60,650,397 and 60,197,784 Series B Preferred Units issued and outstanding, respectively.

On August 4, 2021, Enfield Holdings, L.P. (“Enfield”) sold all of its Series B Preferred Units and Class C Common Units representing limited liability company interests in ENLC to Brookfield Infrastructure Partners and funds managed by Oaktree Capital Management, L.P. As a result of this sale, the right of holders of Series B Preferred Units and Class C Common Units to designate a representative to the board of directors of the Managing Member was terminated.

A summary of the distribution activity relating to the Series B Preferred Units during the nine months ended September 30, 2021 and 2020 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash Distribution (in millions)	Date paid/payable
2021
Fourth Quarter of 2020	150,494	$16.9	February 12, 2021
First Quarter of 2021	150,871	$17.0	May 14, 2021
Second Quarter of 2021	151,248	$17.0	August 13, 2021
Third Quarter of 2021	151,626	$17.1	November 12, 2021

2020
Fourth Quarter of 2019	148,999	$16.8	February 13, 2020
First Quarter of 2020	149,371	$16.8	May 13, 2020
Second Quarter of 2020	149,745	$16.8	August 13, 2020
Third Quarter of 2020	150,119	$16.9	November 13, 2020

b.Series C Preferred Units

As of September 30, 2021 and December 31, 2020, there were 400,000 Series C Preferred Units issued and outstanding, respectively. ENLK distributed $12.0 million to holders of Series C Preferred Units during the nine months ended September 30, 2021 and 2020, respectively.

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

For the three months ended September 30, 2021, ENLC repurchased 2,076,545 outstanding ENLC common units for an aggregate cost, including commissions, of $12.5 million, or an average of $6.02 per common unit. For the nine months ended September 30, 2021, ENLC repurchased 2,394,296 outstanding ENLC common units for an aggregate cost, including commissions, of $14.5 million, or an average of $6.05 per common unit.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributed earnings allocated to:
Common units (1)	$45.8	$45.9	$137.7	$137.6
Unvested restricted units (1)	1.0	0.7	3.2	2.3
Total distributed earnings	$46.8	$46.6	$140.9	$139.9
Undistributed loss allocated to:
Common units	$(43.9)	$(33.4)	$(169.3)	$(403.0)
Unvested restricted units	(1.0)	(0.6)	(4.0)	(7.0)
Total undistributed loss	$(44.9)	$(34.0)	$(173.3)	$(410.0)
Net income (loss) attributable to ENLC allocated to:
Common units	$1.9	$12.5	$(31.6)	$(265.4)
Unvested restricted units	—	0.1	(0.8)	(4.7)
Total net income (loss) attributable to ENLC	$1.9	$12.6	$(32.4)	$(270.1)
Basic and diluted total net income (loss) attributable to ENLC per unit:
Basic	$—	$0.03	$(0.07)	$(0.55)
Diluted	$—	$0.03	$(0.07)	$(0.55)
____________________________
(1)Represents distribution activity consistent with the distribution activity described in “Distributions” below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average units outstanding:
Weighted average common units outstanding	488.6	489.7	489.6	489.2

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	488.6	489.7	489.6	489.2
Dilutive effect of non-vested restricted units (1)	6.2	1.2	—	—
Total weighted average diluted common units outstanding	494.8	490.9	489.6	489.2
____________________________
(1)All common unit equivalents were antidilutive for the nine months ended September 30, 2021 and 2020, respectively, since a net loss existed for those periods.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Distributions

A summary of our distribution activity related to the ENLC common units for the nine months ended September 30, 2021 and 2020, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2021
Fourth Quarter of 2020	$0.09375	February 12, 2021
First Quarter of 2021	$0.09375	May 14, 2021
Second Quarter of 2021	$0.09375	August 13, 2021
Third Quarter of 2021	$0.09375	November 12, 2021

2020
Fourth Quarter of 2019	$0.1875	February 13, 2020
First Quarter of 2020	$0.09375	May 13, 2020
Second Quarter of 2020	$0.09375	August 13, 2020
Third Quarter of 2020	$0.09375	November 13, 2020

(9) Investment in Unconsolidated Affiliates

As of September 30, 2021, our unconsolidated investments consisted of a 38.75% ownership in GCF and a 30% ownership in the Cedar Cove JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GCF
Distributions	$—	$—	$3.5	$1.6
Equity in income (loss)	$(1.7)	$0.4	$(8.1)	$2.5

Cedar Cove JV
Distributions	$0.1	$—	$0.3	$0.4
Equity in loss	$(0.6)	$(0.6)	$(1.8)	$(1.7)

Total
Distributions	$0.1	$—	$3.8	$2.0
Equity in income (loss)	$(2.3)	$(0.2)	$(9.9)	$0.8

The following table shows the balances related to our investment in unconsolidated affiliates as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021	December 31, 2020
GCF	$29.0	$40.6
Cedar Cove JV (1)	(1.1)	1.0
Total investment in unconsolidated affiliates	$27.9	$41.6
____________________________
(1)As of September 30, 2021, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheet.

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of unit-based compensation charged to operating expense	$1.5	$2.0	$4.9	$6.2
Cost of unit-based compensation charged to general and administrative expense	4.9	6.4	14.4	18.4
Total unit-based compensation expense	$6.4	$8.4	$19.3	$24.6
Amount of related income tax benefit recognized in net income (loss) (1)	$1.5	$2.0	$4.5	$5.8
____________________________
(1)For the three and nine months ended September 30, 2021, the amount of related income tax benefit recognized in net income excluded $0.2 million and $3.1 million of income tax expense, respectively, related to book-to-tax differences recorded upon the vesting of restricted units. For the three and nine months ended September 30, 2020, the amount of related income tax benefit recognized in net income (loss) excluded $1.6 million and $6.0 million of income tax expense, respectively, related to book-to-tax differences recorded upon the vesting of restricted units.

b.ENLC Restricted Incentive Units

ENLC restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the nine months ended September 30, 2021 is provided below:

	Nine Months Ended September 30, 2021
ENLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	5,350,086	$8.45
Granted (1)	3,926,541	3.85
Vested (1)(2)	(1,234,251)	13.01
Forfeited	(478,554)	6.11
Non-vested, end of period	7,563,822	$5.47
Aggregate intrinsic value, end of period (in millions)	$51.6
____________________________
(1)Restricted incentive units typically vest at the end of three years.
(2)Vested units included 369,817 units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and nine months ended September 30, 2021 and 2020 is provided below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
ENLC Restricted Incentive Units:	2021	2020	2021	2020
Aggregate intrinsic value of units vested	$1.5	$1.0	$5.4	$11.9
Fair value of units vested	$3.6	$6.0	$16.1	$31.0

As of September 30, 2021, there were $17.7 million of unrecognized compensation costs that related to non-vested ENLC restricted incentive units. These costs are expected to be recognized over a weighted-average period of 1.6 years.

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

The following table presents a summary of the performance units:

	Nine Months Ended September 30, 2021
ENLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,351,241	$8.82
Granted	1,388,139	4.70
Vested (1)	(164,553)	26.73
Non-vested, end of period	3,574,827	$6.40
Aggregate intrinsic value, end of period (in millions)	$24.4
____________________________
(1)Vested units included 63,901 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the nine months ended September 30, 2021 and 2020 is provided below (in millions). No performance units vested for the three months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
ENLC Performance Units:	2021	2020
Aggregate intrinsic value of units vested	$0.6	$0.9
Fair value of units vested	$4.4	$5.5

As of September 30, 2021, there were $9.7 million of unrecognized compensation costs that related to non-vested ENLC performance units. These costs are expected to be recognized over a weighted-average period of 1.7 years.

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

In connection with the partial repayments of the Term Loan in September 2021, May 2021, and December 2020, we paid $0.5 million to terminate $100.0 million of the interest rate swaps, $1.3 million to terminate $100.0 million of the interest rate swaps, and $10.9 million to terminate $500.0 million of the interest rate swaps, respectively, for an aggregate termination of $700.0 million of the $850.0 million interest rate swaps and an aggregate settlement of $12.7 million of the outstanding derivative liability. The unrealized loss remains in accumulated other comprehensive income (loss) and will amortize into “Interest expense” on the consolidated statements of operations until the original maturity date of the Term Loan. For the three and nine months ended September 30, 2021, we amortized $3.5 million and $9.5 million, respectively, into interest expense out of accumulated other comprehensive income (loss) related to the partial terminations of the interest rate swaps. The remaining $150.0 million interest rate swaps were re-designated as a cash flow hedge on LIBOR-based borrowings and continue to be effective.

The components of the unrealized gain (loss) on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of interest rate swaps	$5.0	$4.7	$14.5	$(10.4)
Tax benefit (expense)	(1.2)	(1.1)	(3.4)	2.4
Unrealized gain (loss) on designated cash flow hedge	$3.8	$3.6	$11.1	$(8.0)

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement of our interest rate swaps and amortization of the termination payments, included in our consolidated statements of operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$5.0	$4.6	$14.6	$9.6

We expect to recognize an additional $3.7 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

	September 30, 2021	December 31, 2020
Fair value of derivative liabilities—current	$(0.7)	$(7.6)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Commodity Swaps

The components of loss on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Change in fair value of derivatives	$(1.2)	$(2.2)	$(32.9)	$(8.0)
Realized loss on derivatives	(32.4)	(2.9)	(122.3)	(0.3)
Loss on derivative activity	$(33.6)	$(5.1)	$(155.2)	$(8.3)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	September 30, 2021	December 31, 2020
Fair value of derivative assets—current	$75.3	$25.0
Fair value of derivative assets—long-term	2.2	4.9
Fair value of derivative liabilities—current	(110.2)	(29.5)
Fair value of derivative liabilities—long-term	(2.3)	(2.5)
Net fair value of commodity swaps	$(35.0)	$(2.1)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity swaps that we held for price risk management purposes and the related physical offsets at September 30, 2021 (in millions). The remaining term of the contracts extend no later than January 2023.

		September 30, 2021
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gallons	(169.3)	$(56.3)
NGL (long contracts)	Swaps	Gallons	7.8	1.4
Natural gas (short contracts)	Swaps	MMbtu	(9.8)	(17.6)
Natural gas (long contracts)	Swaps	MMbtu	14.2	25.0
Crude and condensate (short contracts)	Swaps	MMbbls	(7.8)	(32.7)
Crude and condensate (long contracts)	Swaps	MMbbls	3.8	45.2
Total fair value of commodity swaps				$(35.0)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap contracts, the maximum loss on our gross receivable position of $77.5 million as of September 30, 2021 would be reduced to zero due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(12) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	September 30, 2021	December 31, 2020
Interest rate swaps (1)	$(0.7)	$(7.6)
Commodity swaps (2)	$(35.0)	$(2.1)
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,392.6	$4,466.7	$4,593.8	$4,318.2
Installment payable (2)	$10.0	$10.0	$—	$—
Contingent consideration (2)	$6.9	$6.9	$—	$—
____________________________
(1)The carrying value of long-term debt includes current maturities and is reduced by debt issuance costs of $28.9 million and $32.6 million as of September 30, 2021 and December 31, 2020, respectively. The respective fair values do not factor in debt issuance costs.
(2)Consideration paid for the acquisition of Amarillo Rattler, LLC included $10 million to be paid on April 30, 2022 and a contingent consideration capped at $15 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs. For additional information regarding this transaction, refer to “Note 2—Significant Accounting Policies.”

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of September 30, 2021 and December 31, 2020 were based on Level 2 inputs from third-party market quotations.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2021
Natural gas sales	$159.3	$183.2	$58.2	$32.2	$—	$432.9
NGL sales	0.4	898.6	0.3	(0.1)	—	899.2
Crude oil and condensate sales	194.4	62.5	21.2	—	—	278.1
Product sales	354.1	1,144.3	79.7	32.1	—	1,610.2
NGL sales—related parties	301.4	39.5	180.2	131.2	(652.3)	—
Crude oil and condensate sales—related parties	—	—	—	1.5	(1.5)	—
Product sales—related parties	301.4	39.5	180.2	132.7	(653.8)	—
Gathering and transportation	12.8	16.3	44.6	39.0	—	112.7
Processing	7.5	0.9	26.5	27.0	—	61.9
NGL services	—	16.9	—	—	—	16.9
Crude services	5.5	10.3	2.8	0.1	—	18.7
Other services	0.2	0.4	0.1	0.1	—	0.8
Midstream services	26.0	44.8	74.0	66.2	—	211.0
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	0.1	—	—	(0.1)	—
Midstream services—related parties	—	0.1	0.1	—	(0.2)	—
Revenue from contracts with customers	681.5	1,228.7	334.0	231.0	(654.0)	1,821.2
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(576.6)	(1,110.8)	(218.0)	(149.4)	654.0	(1,400.8)
Realized loss on derivatives	(8.7)	(14.9)	(6.8)	(2.0)	—	(32.4)
Change in fair value of derivatives	10.2	(8.8)	(2.3)	(0.3)	—	(1.2)
Adjusted gross margin	106.4	94.2	106.9	79.3	—	386.8
Operating expenses	(37.3)	(30.5)	(19.8)	(19.3)	—	(106.9)
Segment profit	69.1	63.7	87.1	60.0	—	279.9
Depreciation and amortization	(35.4)	(34.6)	(52.3)	(28.5)	(2.2)	(153.0)
Gain on disposition of assets	0.1	0.2	—	0.1	—	0.4
General and administrative	—	—	—	—	(28.2)	(28.2)
Interest expense, net of interest income	—	—	—	—	(60.1)	(60.1)
Loss from unconsolidated affiliates	—	—	—	—	(2.3)	(2.3)
Income (loss) before non-controlling interest and income taxes	$33.8	$29.3	$34.8	$31.6	$(92.8)	$36.7
Capital expenditures	$25.8	$0.4	$10.3	$3.3	$0.6	$40.4
____________________________
(1)Includes related party cost of sales of $4.9 million for the three months ended September 30, 2021 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $150.8 million for the three months ended September 30, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2020
Natural gas sales	$46.5	$76.4	$40.1	$16.0	$—	$179.0
NGL sales	0.1	402.3	1.2	—	—	403.6
Crude oil and condensate sales	82.6	21.7	9.2	—	—	113.5
Product sales	129.2	500.4	50.5	16.0	—	696.1
NGL sales—related parties	95.6	3.3	85.4	21.4	(205.7)	—
Crude oil and condensate sales—related parties	—	—	—	0.7	(0.7)	—
Product sales—related parties	95.6	3.3	85.4	22.1	(206.4)	—
Gathering and transportation	17.9	10.7	56.7	43.4	—	128.7
Processing	8.0	0.3	32.4	33.3	—	74.0
NGL services	—	14.2	—	—	—	14.2
Crude services	3.8	12.2	3.7	—	—	19.7
Other services	0.2	0.4	0.1	0.2	—	0.9
Midstream services	29.9	37.8	92.9	76.9	—	237.5
Crude services—related parties	—	—	0.1	—	(0.1)	—
Midstream services—related parties	—	—	0.1	—	(0.1)	—
Revenue from contracts with customers	254.7	541.5	228.9	115.0	(206.5)	933.6
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(185.4)	(441.4)	(101.0)	(28.2)	206.5	(549.5)
Realized loss on derivatives	(0.4)	(0.6)	(1.7)	(0.2)	—	(2.9)
Change in fair value of derivatives	0.9	(2.7)	(0.3)	(0.1)	—	(2.2)
Adjusted gross margin	69.8	96.8	125.9	86.5	—	379.0
Operating expenses	(22.9)	(31.1)	(20.1)	(20.2)	—	(94.3)
Segment profit	46.9	65.7	105.8	66.3	—	284.7
Depreciation and amortization	(31.9)	(36.9)	(53.0)	(36.8)	(1.7)	(160.3)
Gain on disposition of assets	—	—	—	1.8	—	1.8
General and administrative	—	—	—	—	(25.7)	(25.7)
Interest expense, net of interest income	—	—	—	—	(55.5)	(55.5)
Loss from unconsolidated affiliates	—	—	—	—	(0.2)	(0.2)
Other income	—	—	—	—	0.4	0.4
Income (loss) before non-controlling interest and income taxes	$15.0	$28.8	$52.8	$31.3	$(82.7)	$45.2
Capital expenditures	$28.5	$8.5	$2.6	$3.0	$0.6	$43.2
____________________________
(1)Includes related party cost of sales of $2.0 million for the three months ended September 30, 2020 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $158.6 million for the three months ended September 30, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2021
Natural gas sales	$381.7	$426.4	$139.7	$109.4	$—	$1,057.2
NGL sales	0.9	2,231.2	1.3	1.0	—	2,234.4
Crude oil and condensate sales	472.1	154.5	50.5	—	—	677.1
Product sales	854.7	2,812.1	191.5	110.4	—	3,968.7
NGL sales—related parties	661.8	93.3	430.4	306.4	(1,491.9)	—
Crude oil and condensate sales—related parties	—	—	0.1	5.1	(5.2)	—
Product sales—related parties	661.8	93.3	430.5	311.5	(1,497.1)	—
Gathering and transportation	34.3	48.5	141.8	117.6	—	342.2
Processing	21.7	1.9	70.5	81.1	—	175.2
NGL services	—	56.0	—	0.2	—	56.2
Crude services	13.0	29.8	9.5	0.5	—	52.8
Other services	0.6	1.3	0.5	0.4	—	2.8
Midstream services	69.6	137.5	222.3	199.8	—	629.2
Crude services—related parties	—	—	0.2	—	(0.2)	—
Other services—related parties	—	2.4	—	—	(2.4)	—
Midstream services—related parties	—	2.4	0.2	—	(2.6)	—
Revenue from contracts with customers	1,586.1	3,045.3	844.5	621.7	(1,499.7)	4,597.9
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(1,304.5)	(2,690.1)	(533.9)	(361.8)	1,499.7	(3,390.6)
Realized loss on derivatives	(69.8)	(32.0)	(15.7)	(4.8)	—	(122.3)
Change in fair value of derivatives	(3.0)	(18.6)	(9.4)	(1.9)	—	(32.9)
Adjusted gross margin	208.8	304.6	285.5	253.2	—	1,052.1
Operating expenses	(52.9)	(91.4)	(57.3)	(58.4)	—	(260.0)
Segment profit	155.9	213.2	228.2	194.8	—	792.1
Depreciation and amortization	(103.5)	(106.8)	(153.6)	(86.0)	(6.0)	(455.9)
Gain on disposition of assets	0.2	0.3	—	0.2	—	0.7
General and administrative	—	—	—	—	(80.3)	(80.3)
Interest expense, net of interest income	—	—	—	—	(180.1)	(180.1)
Loss from unconsolidated affiliates	—	—	—	—	(9.9)	(9.9)
Other income	—	—	—	—	0.1	0.1
Income (loss) before non-controlling interest and income taxes	$52.6	$106.7	$74.6	$109.0	$(276.2)	$66.7
Capital expenditures	$78.6	$5.4	$17.1	$7.6	$1.1	$109.8
____________________________
(1)Includes related party cost of sales of $11.7 million for the nine months ended September 30, 2021 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $449.9 million for the nine months ended September 30, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2020
Natural gas sales	$94.0	$226.6	$110.0	$50.7	$—	$481.3
NGL sales	0.2	1,056.9	2.9	0.3	—	1060.3
Crude oil and condensate sales	454.6	95.0	30.4	—	—	580.0
Product sales	548.8	1,378.5	143.3	51.0	—	2,121.6
NGL sales—related parties	201.0	13.3	209.0	52.5	(475.8)	—
Crude oil and condensate sales—related parties	0.1	—	(0.1)	2.6	(2.6)	—
Product sales—related parties	201.1	13.3	208.9	55.1	(478.4)	—
Gathering and transportation	47.3	33.9	165.5	133.5	—	380.2
Processing	19.8	1.6	97.8	101.7	—	220.9
NGL services	—	52.4	—	0.1	—	52.5
Crude services	13.0	33.8	12.6	—	—	59.4
Other services	1.0	1.2	0.3	0.7	—	3.2
Midstream services	81.1	122.9	276.2	236.0	—	716.2
Crude services—related parties	—	—	0.3	—	(0.3)	—
Midstream services—related parties	—	—	0.3	—	(0.3)	—
Revenue from contracts with customers	831.0	1,514.7	628.7	342.1	(478.7)	2,837.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(637.7)	(1,213.6)	(255.8)	(74.1)	478.7	(1,702.5)
Realized gain (loss) on derivatives	(0.6)	1.9	(1.7)	0.1	—	(0.3)
Change in fair value of derivatives	2.3	(7.8)	(2.4)	(0.1)	—	(8.0)
Adjusted gross margin	195.0	295.2	368.8	268.0	—	1,127.0
Operating expenses	(71.1)	(90.4)	(62.4)	(59.2)	—	(283.1)
Segment profit	123.9	204.8	306.4	208.8	—	843.9
Depreciation and amortization	(92.1)	(109.3)	(163.7)	(110.4)	(5.8)	(481.3)
Impairments	(184.6)	(169.9)	—	—	—	(354.5)
Gain (loss) on disposition of assets	(4.9)	0.1	0.1	1.9	—	(2.8)
General and administrative	—	—	—	—	(79.6)	(79.6)
Interest expense, net of interest income	—	—	—	—	(166.3)	(166.3)
Gain on extinguishment of debt	—	—	—	—	32.0	32.0
Income from unconsolidated affiliates	—	—	—	—	0.8	0.8
Other income	—	—	—	—	0.4	0.4
Income (loss) before non-controlling interest and income taxes	$(157.7)	$(74.3)	$142.8	$100.3	$(218.5)	$(207.4)
Capital expenditures	$161.4	$39.3	$14.1	$10.7	$1.7	$227.2
____________________________
(1)Includes related party cost of sales of $6.2 million for the nine months ended September 30, 2020 and excludes all operating expenses as well as depreciation and amortization related to our operating segments of $475.5 million for the nine months ended September 30, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of September 30, 2021 and December 31, 2020 (in millions):

Segment Identifiable Assets:	September 30, 2021	December 31, 2020
Permian	$2,391.2	$2,236.3
Louisiana	2,489.4	2,312.4
Oklahoma	2,661.5	2,847.6
North Texas	938.0	1,008.6
Corporate (1)	146.4	146.0
Total identifiable assets	$8,626.5	$8,550.9
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(14) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	September 30, 2021	December 31, 2020
Natural gas and NGLs inventory	$116.6	$44.9
Prepaid expenses and other	39.6	13.8
Other current assets	$156.2	$58.7

Other current liabilities:	September 30, 2021	December 31, 2020
Accrued interest	$71.7	$35.7
Accrued wages and benefits, including taxes	26.0	22.5
Accrued ad valorem taxes	32.4	26.5
Capital expenditure accruals	15.0	10.6
Short-term lease liability	15.8	16.3
Operating expense accruals	11.7	8.4
Other	43.3	29.1
Other current liabilities	$215.9	$149.1

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

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 88% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the nine months ended September 30, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Devon	6.9%	14.2%	7.1%	14.7%
Dow Hydrocarbons and Resources LLC	14.0%	15.2%	14.5%	13.2%
Marathon Petroleum Corporation	12.2%	7.6%	13.1%	12.7%

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

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. Although commodity markets have recovered from the reduction in global demand and low market prices experienced in 2020 due to the COVID-19 pandemic, oil and natural gas prices continue to remain volatile. Natural gas prices, in particular, have risen quickly during 2021, at the date of this report, and the market price is at a level higher than it has traded in many years.

Capital markets and the demands of public investors also affect producer behavior, production levels, and our business. Over the last several years, public investors have exerted pressure on oil and natural gas producers to increase capital discipline and focus on higher investment returns even if it means lower growth. In addition, the ability of companies in the oil and gas industry to access the capital markets on favorable terms has been somewhat negatively impacted. This demand by investors for increased capital discipline from energy companies, as well as the difficulties in accessing capital markets, has led to more modest capital investment by producers, curtailed drilling and production activity, and, accordingly, slower growth for us and other midstream companies during the past few years. This trend was amplified in 2020 as a result of the COVID-19 pandemic demand destruction. Although volumes have now generally recovered to pre-pandemic levels, global capital investments by oil and natural gas producers remain at relatively low levels compared to historical levels and producers remain cautious, even as crude oil and natural gas prices have steadily increased during 2021.

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

Our Louisiana segment, while subject to commodity prices and capital markets developments, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong from the second half of 2020 and through the first three quarters of 2021, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

For additional discussion regarding these factors, see “Item 1A—Risk Factors—Business and Industry Risks” in our Annual Report on Form 10-K filed with the Commission on February 17, 2021.

Winter Storm Uri and Other Weather Events

From time to time our operations may be affected by extreme weather events, such as Winter Storm Uri in February 2021. During the third quarter of 2021, we experienced a temporary loss of some processing volumes in our Louisiana operations due to the effects of Hurricane Ida, which forced a temporary shut-down of some of our operations and those of our downstream customers. All of our operations and those of our customers are now operating normally.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. Beginning in March 2020, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We also continue to promote heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations and we continue to evaluate and adjust our preventative measures, response plans, and business practices with the evolving impacts of COVID-19. We have continued to maintain these COVID protocols since the inception of the pandemic and to date we have not experienced any significant COVID-19 related operational disruptions.

There remains considerable uncertainty regarding how long the COVID-19 pandemic (including variants of the virus) will persist and affect economic conditions and the extent and duration of changes in consumer behavior.

We cannot predict the full impact that the COVID-19 pandemic or the volatility in oil and natural gas markets related to COVID-19 will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the impact of the emergence of any new variants of the virus against which vaccines are less effective, the effect of the pandemic on economic, social, and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social, and operating conditions fully resume. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for crude oil, condensate, natural gas, and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

For additional discussion regarding risks associated with the COVID-19 pandemic, see “Item 1A—Risk Factors—The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations” in our Annual Report on Form 10-K filed with the Commission on February 17, 2021.

Regulatory Developments

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to climate change and the production of oil and gas that could affect our operations and those of our customers. On his first day in office, President Biden signed an instrument reentering the United States into the Paris Agreement, effective February 19, 2021, and issued an executive order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, on January 27, 2021, President Biden issued an executive order, which has since been challenged, indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of an ongoing comprehensive review and reconsideration of federal oil and gas permitting and leasing practices, and on April 22, 2021, at a global summit on climate change, President Biden committed the United States to target emissions reductions of 50-52% of 2005 levels by 2030. Lastly, on June 30, 2021, President Biden signed into law a reinstatement of regulations put in place during the Obama administration regarding methane emissions. The Company had previously complied with these regulations during the Obama administration and does not expect the reinstatement to have a material effect on the Company or its operations. The Biden Administration could also seek, in the future, to put into place additional executive orders, policy and regulatory reviews, or seek to have Congress pass legislation that could adversely affect the production of oil and natural gas, and our operations and those of our customers.

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

Other Recent Developments

Bridgeport CO2 Project. We have entered into an agreement with Continental Carbonic Products, Inc., a wholly owned subsidiary of Matheson Tri-Gas, Inc., and member of the Nippon Sanso Holdings Corporation group of companies, to capture and sell CO2 emitted from our Bridgeport processing plant in North Texas. The CO2 will be sold on a firm basis for 15 years and will be converted into food-grade products. This project is expected to be in service in early 2024. The project makes meaningful progress toward our goal of a 30% reduction in total CO2-equivalent emissions intensity by 2030, while being modestly profitable.

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

For the three months ended September 30, 2021, ENLC repurchased 2,076,545 outstanding ENLC common units for an aggregate cost, including commissions, of $12.5 million, or an average of $6.02 per common unit. For the nine months ended September 30, 2021, ENLC repurchased 2,394,296 outstanding ENLC common units for an aggregate cost, including commissions, of $14.5 million, or an average of $6.05 per common unit.

Organic Growth

Phantom Processing Plant. In September 2021, we established a plan to relocate the Thunderbird processing plant from Central Oklahoma to the Midland Basin. This processing plant relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 200 MMcf/d. We expect to complete the relocation in the second half of 2022.

Amarillo Rattler Acquisition. On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback Energy, strengthening our dedicated acreage position with Diamondback Energy. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10 million to be paid on April 30, 2022, and contingent consideration capped at $15 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels.

War Horse Processing Plant. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. The War Horse processing plant began operations in the third quarter of 2021. We are currently expanding the capacity of the War Horse processing plant to approximately 95 MMcf/d, which we expect to complete in the fourth quarter of 2021.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$1,787.6	$928.5	$4,442.7	$2,829.5
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(1,400.8)	(549.5)	(3,390.6)	(1,702.5)
Operating expenses	(106.9)	(94.3)	(260.0)	(283.1)
Depreciation and amortization	(153.0)	(160.3)	(455.9)	(481.3)
Gross margin	126.9	124.4	336.2	362.6
Operating expenses	106.9	94.3	260.0	283.1
Depreciation and amortization	153.0	160.3	455.9	481.3
Adjusted gross margin	$386.8	$379.0	$1,052.1	$1,127.0
____________________________
(1)Excludes all operating expenses as well as depreciation and amortization related to our operating segments of $150.8 million and $158.6 million for the three months ended September 30, 2021 and 2020, respectively, and $449.9 million and $475.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus (less) interest expense, net of interest income; depreciation and amortization; impairments; (income) loss from unconsolidated affiliate investments; distributions from unconsolidated affiliate investments; (gain) loss on disposition of assets; (gain) loss on extinguishment of debt; unit-based compensation; income tax expense (benefit); unrealized (gain) loss on commodity swaps; costs associated with the relocation of processing facilities; accretion expense associated with asset retirement obligations; transaction costs; (non-cash rent); and (non-controlling interest share of adjusted EBITDA from joint ventures). Adjusted EBITDA is one of the metrics used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following table reconciles net income (loss) to adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$32.3	$39.2	$54.3	$(191.4)
Interest expense, net of interest income	60.1	55.5	180.1	166.3
Depreciation and amortization	153.0	160.3	455.9	481.3
Impairments	—	—	—	354.5
(Income) loss from unconsolidated affiliates	2.3	0.2	9.9	(0.8)
Distributions from unconsolidated affiliates	0.1	—	3.8	2.0
(Gain) loss on disposition of assets	(0.4)	(1.8)	(0.7)	2.8
Gain on extinguishment of debt	—	—	—	(32.0)
Unit-based compensation	6.4	8.4	19.3	24.6
Income tax expense (benefit)	4.4	6.0	12.4	(16.0)
Unrealized loss on commodity swaps	1.2	2.2	32.9	8.0
Costs associated with the relocation of processing facilities (1)	8.8	—	26.6	—
Other (2)	(0.2)	(0.3)	(0.2)	(0.8)
Adjusted EBITDA before non-controlling interest	268.0	269.7	794.3	798.5
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(11.6)	(8.1)	(31.0)	(21.8)
Adjusted EBITDA, net to ENLC	$256.4	$261.6	$763.3	$776.7
____________________________
(1)Represents cost incurred related to the relocation of equipment and facilities from the Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that we completed in the third quarter of 2021 and is not part of our ongoing operations.
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

Free Cash Flow After Distributions

We define free cash flow after distributions as adjusted EBITDA, net to ENLC, plus (less) (growth and maintenance capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (interest expense, net of interest income); (distributions declared on common units); (accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid); (costs associated with the relocation of processing facilities); non-cash interest (income)/expense; (payments to terminate interest rate swaps); (current income taxes); and proceeds from the sale of equipment and land.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$197.0	$244.2	$599.2	$561.0
Interest expense (1)	55.1	54.5	166.6	163.1
Utility credits, net of usage (2)	(5.6)	—	38.2	—
Payments to terminate interest rate swaps (3)	0.5	—	1.8	—
Accruals for settled commodity swap transactions	(2.1)	0.9	(4.6)	0.7
Distributions from unconsolidated affiliate investment in excess of earnings	0.1	(0.4)	3.8	0.4
Costs associated with the relocation of processing facilities (4)	8.8	—	26.6	—
Other (5)	(0.2)	0.4	2.4	1.1
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	167.6	46.5	276.8	(72.6)
Accounts payable, accrued product purchases, and other accrued liabilities	(153.2)	(76.4)	(316.5)	144.8
Adjusted EBITDA before non-controlling interest	268.0	269.7	794.3	798.5
Non-controlling interest share of adjusted EBITDA from joint ventures (6)	(11.6)	(8.1)	(31.0)	(21.8)
Adjusted EBITDA, net to ENLC	256.4	261.6	763.3	776.7
Growth capital expenditures, net to ENLC (7)	(33.2)	(32.6)	(89.1)	(165.9)
Maintenance capital expenditures, net to ENLC (7)	(6.9)	(5.0)	(19.1)	(20.9)
Interest expense, net of interest income	(60.1)	(55.5)	(180.1)	(166.3)
Distributions declared on common units	(46.6)	(46.4)	(140.0)	(139.3)
ENLK preferred unit accrued cash distributions (8)	(23.0)	(22.9)	(69.0)	(68.5)
Costs associated with the relocation of processing facilities (4)	(8.8)	—	(26.6)	—
Non-cash interest expense	2.7	—	7.3	—
Payments to terminate interest rate swaps (3)	(0.5)	—	(1.8)	—
Other (9)	0.5	2.9	1.3	3.1
Free cash flow after distributions	$80.5	$102.1	$246.2	$218.9
____________________________
(1)Net of amortization of debt issuance costs, net discount of senior unsecured notes, and designated cash flow hedge, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income, which is netted against interest expense but not included in adjusted EBITDA.
(2)Under our utility agreements, we are entitled to a base load of electricity and pay or receive credits, based on market pricing, when we exceed or do not use the base load amounts. Due to Winter Storm Uri, we received credits from our utility providers based on market rates for our unused electricity. These utility credits are recorded as “Other current assets” or “Other assets, net” on our consolidated balance sheets depending on the timing of their expected usage, and amortized as we incur utility expenses.
(3)Represents cash paid for the early terminations of our interest rate swaps due to the partial repayments of the Term Loan in May and September 2021. See “Item 1. Financial Statements—Note 11” for information on the partial terminations of our interest rate swaps.
(4)Represents cost incurred related to the relocation of equipment and facilities from the Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that we completed in the third quarter of 2021 and is not part of our ongoing operations.
(5)Includes current income tax expense; transaction costs; and non-cash rent, which relates to lease incentives pro-rated over the lease term.
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
(8)Represents the cash distributions earned by the Series B Preferred Units and Series C Preferred Units. See “Item 1. Financial Statements—Note 7” for information on the cash distributions earned by holders of the Series B Preferred Units and Series C Preferred Units. Cash distributions to be paid to holders of the Series B Preferred Units and Series C Preferred Units are not available to common unitholders.
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

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2021
Gross margin	$33.7	$29.1	$34.8	$31.5	$(2.2)	$126.9
Depreciation and amortization	35.4	34.6	52.3	28.5	2.2	153.0
Segment profit	69.1	63.7	87.1	60.0	—	279.9
Operating expenses	37.3	30.5	19.8	19.3	—	106.9
Adjusted gross margin	$106.4	$94.2	$106.9	$79.3	$—	$386.8

Three Months Ended September 30, 2020
Gross margin	$15.0	$28.8	$52.8	$29.5	$(1.7)	$124.4
Depreciation and amortization	31.9	36.9	53.0	36.8	1.7	160.3
Segment profit	46.9	65.7	105.8	66.3	—	284.7
Operating expenses	22.9	31.1	20.1	20.2	—	94.3
Adjusted gross margin	$69.8	$96.8	$125.9	$86.5	$—	$379.0

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2021
Gross margin	$52.4	$106.4	$74.6	$108.8	$(6.0)	$336.2
Depreciation and amortization	103.5	106.8	153.6	86.0	6.0	455.9
Segment profit	155.9	213.2	228.2	194.8	—	792.1
Operating expenses	52.9	91.4	57.3	58.4	—	260.0
Adjusted gross margin	$208.8	$304.6	$285.5	$253.2	$—	$1,052.1

Nine Months Ended September 30, 2020
Gross margin	$31.8	$95.5	$142.7	$98.4	$(5.8)	$362.6
Depreciation and amortization	92.1	109.3	163.7	110.4	5.8	481.3
Segment profit	123.9	204.8	306.4	208.8	—	843.9
Operating expenses	71.1	90.4	62.4	59.2	—	283.1
Adjusted gross margin	$195.0	$295.2	$368.8	$268.0	$—	$1,127.0

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Midstream Volumes:
Permian Segment
Gathering and Transportation (MMbtu/d)	1,111,800	923,400	1,021,800	875,200
Processing (MMbtu/d)	1,062,800	929,900	966,500	895,800
Crude Oil Handling (Bbls/d)	157,500	99,100	129,400	115,000
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,013,900	1,961,100	2,101,000	1,959,600
Crude Oil Handling (Bbls/d)	17,600	15,700	16,000	16,300
NGL Fractionation (Gals/d)	7,050,500	7,462,600	7,295,100	7,665,700
Brine Disposal (Bbls/d)	3,300	1,100	2,500	1,400
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	996,900	1,113,900	983,700	1,142,800
Processing (MMbtu/d)	1,004,400	1,125,600	999,900	1,120,800
Crude Oil Handling (Bbls/d)	20,000	25,600	20,400	30,800
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,377,600	1,450,900	1,370,700	1,505,100
Processing (MMbtu/d)	627,900	669,000	626,700	679,800

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Gross Margin. Gross margin was $126.9 million for the three months ended September 30, 2021 compared to $124.4 million for the three months ended September 30, 2020, an increase of $2.5 million. The primary contributors to the increase were as follows (in millions):

•Permian Segment. Gross margin was $33.7 million for the three months ended September 30, 2021 compared to $15.0 million for the three months ended September 30, 2020, an increase of $18.7 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $36.6 million, which was primarily driven by:

•A $34.2 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $32.8 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian gas assets increased margin by $1.4 million, which included $11.9 million from increased unrealized gains and was partially offset by $10.5 million from increased realized losses.
•A $2.4 million increase to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $2.8 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian crude assets decreased margin by $0.4 million, which included $2.6 million from increased unrealized losses and was partially offset by $2.2 million from increased realized gains.

◦Operating expenses in the Permian segment increased $14.4 million primarily due to increases in construction fees and services related to the relocation of the War Horse processing plant, and higher materials and supplies expense and compressor rentals due to higher volumes.

◦Depreciation and amortization in the Permian segment increased $3.5 million primarily due to new assets placed into service, including the Tiger processing plant in August 2020 and gathering and processing assets associated with the acquisition of Amarillo Rattler, LLC in April 2021.

•Louisiana Segment. Gross margin was $29.1 million for the three months ended September 30, 2021 compared to $28.8 million for the three months ended September 30, 2020, an increase of $0.3 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment decreased $2.6 million, resulting from:

•A $3.7 million decrease to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $6.8 million, which was primarily due to increased gathering and transportation fees as a result of higher volumes transported in addition to increased storage and hub fees following the acquisition of the Jefferson Island storage facility in December 2020. Derivative activity associated with our Louisiana gas assets decreased margin by $10.5 million, which included $7.1 million from increased unrealized losses and $3.4 million from increased realized losses.
•A $0.1 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, increased $0.2 million, which was primarily due to higher volumes. Derivative activity associated with our ORV crude assets decreased margin by $0.3 million due to $0.3 million from increased realized losses.
•A $1.2 million increase to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $10.8 million, which was primarily due to favorable market prices on NGL sales. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased margin by $9.6 million, which included $10.6 million from increased realized losses and was partially offset by $1.0 million from decreased unrealized losses.

◦Operating expenses in the Louisiana segment decreased $0.6 million primarily due to decreased construction fees and services and ad valorem taxes. These increases were partially offset by higher utility costs.

◦Depreciation and amortization in the Louisiana segment decreased $2.3 million primarily due to changes in estimated useful lives of certain non-core assets that were fully depreciated in the second quarter of 2021.

•Oklahoma Segment. Gross margin was $34.8 million for the three months ended September 30, 2021 compared to $52.8 million for the three months ended September 30, 2020, a decrease of $18.0 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment decreased $19.0 million, resulting from:

•A $18.3 million decrease to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, decreased $11.2 million, which was primarily due to a $13.7 million decrease in adjusted gross margin resulting from the expiration of the MVC provision of a gathering and processing contract at the end of 2020. Derivative activity associated with our Oklahoma gas assets decreased margin by $7.1 million, which included $5.1 million from increased realized losses and $2.0 million from increased unrealized losses.
•A $0.7 million decrease to adjusted gross margin associated with our Oklahoma crude assets, which was primarily due to lower volumes from our existing customers.

◦Operating expenses in the Oklahoma segment decreased $0.3 million primarily due to reductions in compressor rentals.

◦Depreciation and amortization in the Oklahoma segment decreased $0.7 million primarily due to the relocation of the Battle Ridge processing plant to the War Horse processing plant.

•North Texas Segment. Gross margin was $31.5 million for the three months ended September 30, 2021 compared to $29.5 million for the three months ended September 30, 2020, an increase of $2.0 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment decreased $7.2 million. Adjusted gross margin, excluding derivative activity, decreased $5.2 million, which was primarily due to decreased revenues due to lower volumes from our existing customers. Derivative activity associated with our North Texas segment decreased margin by $2.0 million, which included $1.8 million from increased realized losses and $0.2 million from increased unrealized losses.

◦Operating expenses in the North Texas segment decreased $0.9 million primarily due to reductions in construction fees and services, ad valorem taxes, and compressor rentals.

◦Depreciation and amortization in the North Texas segment decreased $8.3 million primarily due to a change in the estimated useful lives of certain non-core assets that were fully depreciated at the end of 2020.

•Corporate Segment. Gross margin was negative $2.2 million for the three months ended September 30, 2021 compared to negative $1.7 million for the three months ended September 30, 2020. Corporate gross margin consists of depreciation and amortization of corporate assets.

General and Administrative Expenses. General and administrative expenses were $28.2 million for the three months ended September 30, 2021 compared to $25.7 million for the three months ended September 30, 2020, an increase of $2.5 million. The increase was primarily due to labor and benefits costs, which increased $4.1 million, and was partially offset by unit-based compensation costs, which decreased $1.5 million.

Interest Expense. Interest expense was $60.1 million for the three months ended September 30, 2021 compared to $55.5 million for the three months ended September 30, 2020, an increase of $4.6 million. Interest expense consisted of the following (in millions):

	Three Months Ended September 30,
	2021	2020
ENLK and ENLC Senior Notes	$50.3	$43.3
Term Loan	1.0	3.6
Consolidated Credit Facility	1.3	3.4
AR Facility	1.0	—
Capitalized interest	—	(0.6)
Amortization of debt issuance costs and net discount of senior unsecured notes	1.4	0.9
Interest rate swap - realized	5.0	4.6
Other	0.1	0.3
Total	$60.1	$55.5

Income (Loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $2.3 million for the three months ended September 30, 2021 compared to loss of $0.2 million for the three months ended September 30, 2020, an increased loss of $2.1 million. The increased loss was primarily attributable to a reduction of income of $2.1 million from our GCF investment, as a result of the GCF assets being temporarily idled beginning in January 2021.

Income Tax Benefit (Expense). Income tax expense was $4.4 million for the three months ended September 30, 2021 compared to an income tax expense of $6.0 million for the three months ended September 30, 2020. The decrease in income tax expense was primarily attributable to the decrease in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $30.4 million for the three months ended September 30, 2021 compared to net income of $26.6 million for the three months ended September 30, 2020, an increase of $3.8 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Gross Margin. Gross margin was $336.2 million for the nine months ended September 30, 2021 compared to $362.6 million for the nine months ended September 30, 2020, a decrease of $26.4 million. The primary contributors to the decrease were as follows (in millions):

•Permian Segment. Gross margin was $52.4 million for the nine months ended September 30, 2021 compared to $31.8 million for the nine months ended September 30, 2020, an increase of $20.6 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $13.8 million, which was primarily driven by:

•A $12.6 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $90.1 million, which was primarily due to higher volumes and due to significant favorable commodity prices on sales in our Permian gas assets from Winter Storm Uri. Derivative activity associated with our Permian gas assets decreased margin by $77.5 million, which included $75.1 million from increased realized losses and $2.4 million from increased unrealized losses.
•A $1.2 million increase to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, decreased $1.8 million, which was primarily due to weather disruptions from Winter Storm Uri and storage fees earned in April of 2020 due to the negative futures price of crude. Derivative activity associated with our Permian crude assets increased margin by $3.0 million, which included $5.9 million from increased realized gains and was partially offset by $2.9 million from decreased unrealized gains.

◦Operating expenses in the Permian segment decreased $18.2 million primarily due to lower utility costs as a result of approximately $48.1 million of utility credits that we received because our electricity usage was below our contractual base load amounts during Winter Storm Uri, which entitled us to credits based on market rates for our unused electricity. These credits can be used to offset future utility payments. Operating expenses also decreased due to lower labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by increases in construction fees and services related to the relocation of the War Horse processing plant, increases in materials and supplies expense and compressor rentals due to higher volumes, and increases in sales and use taxes as a result of tax refunds in the first half of 2020.

◦Depreciation and amortization in the Permian segment increased $11.4 million primarily due to new assets placed into service, including the Tiger processing plant in August 2020 and acquisition of the Amarillo Rattler, LLC gathering and processing system in April 2021.

•Louisiana Segment. Gross margin was $106.4 million for the nine months ended September 30, 2021 compared to $95.5 million for the nine months ended September 30, 2020, an increase of $10.9 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment increased $9.4 million, resulting from:

•A $12.1 million increase to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $40.0 million, which was primarily due to favorable market prices on NGL sales. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased margin by $27.9 million, which included $29.6 million from increased realized losses and was partially offset by $1.7 million from decreased unrealized losses.
•A $2.5 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $4.5 million, which was primarily due to lower volumes. Derivative activity associated with our ORV crude assets increased margin by $2.0 million, which included $1.1 million from increased unrealized gains and $0.9 million from decreased realized losses.
•A $0.2 million decrease to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $18.6 million, which was primarily due to increased gathering and transportation fees as a result of higher volumes transported in addition to increased storage and hub fees following the acquisition of the Jefferson Island storage facility in December 2020. Derivative activity associated with our Louisiana gas assets decreased margin by $18.8 million, which included $13.6 million from increased unrealized losses and $5.2 million from increased realized losses.

◦Operating expenses in the Louisiana segment increased $1.0 million primarily due to increased materials and supplies expense and utilities. This increase was partially offset by lower labor and benefits expense as a result of reductions in workforce in April 2020 and ad valorem taxes.

◦Depreciation and amortization in the Louisiana segment decreased $2.5 million primarily due to the impairment of assets in the first quarter of 2020, partially offset by changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment. Gross margin was $74.6 million for the nine months ended September 30, 2021 compared to $142.7 million for the nine months ended September 30, 2020, a decrease of $68.1 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment decreased $83.3 million, resulting from:

•A $82.2 million decrease to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, decreased $57.7 million, which was primarily due to lower volumes from our existing customers, including weather disruptions from Winter Storm Uri, and a $38.6 million decrease in adjusted gross margin resulting from the expiration of the MVC provision of a gathering and processing contract at the end of 2020. Derivative activity associated with our Oklahoma gas assets decreased margin by $24.5 million, which included $15.0 million from increased realized losses and $9.5 million from increased unrealized losses.
•A $1.1 million decrease to adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $4.6 million, which was primarily due to lower volumes from our existing customers and partially as a result of weather disruptions from Winter Storm Uri. Derivative activity associated with our Oklahoma crude assets increased margin by $3.5 million, which included $2.5 million from increased unrealized gains and $1.0 million from increased realized gains.

◦Operating expenses in the Oklahoma segment decreased $5.1 million primarily due to reductions in compressor rentals and lower labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by higher costs in 2021 to decommission equipment from the Battle Ridge processing plant to be moved to the War Horse processing plant.

◦Depreciation and amortization in the Oklahoma segment decreased $10.1 million primarily due to the relocation of the Battle Ridge processing plant to the War Horse processing plant.

•North Texas Segment. Gross margin was $108.8 million for the nine months ended September 30, 2021 compared to $98.4 million for the nine months ended September 30, 2020, an increase of $10.4 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment decreased $14.8 million. Adjusted gross margin, excluding derivative activity, decreased $8.1 million, which was primarily due to lower volumes from our existing customers. Derivative activity associated with our North Texas segment decreased margin by $6.7 million, which included $4.9 million from increased realized losses and $1.8 million from increased unrealized losses.

◦Operating expenses in the North Texas segment decreased $0.8 million primarily due to reductions in compressor rentals, reductions to labor and benefits expense as a result of reductions in workforce in April 2020, reductions to utility costs, and reductions in ad valorem taxes. These decreases were partially offset by increases in materials and supplies expense and operation and maintenance costs, and increases in sales and use taxes as a result of tax refunds in the first half of 2020.

◦Depreciation and amortization in the North Texas segment decreased $24.4 million primarily due to a change in the estimated useful lives of certain non-core assets that were fully depreciated at the end of 2020.

•Corporate Segment. Gross margin was negative $6.0 million for the nine months ended September 30, 2021 compared to negative $5.8 million for the nine months ended September 30, 2020. Corporate gross margin consists of depreciation and amortization of corporate assets.

Impairments. For the nine months ended September 30, 2021, we did not recognize an impairment expense. For the nine months ended September 30, 2020, we recognized impairment expense related to goodwill and property and equipment, including cancelled projects. Impairment expense is composed of the following amounts (in millions):

Nine Months Ended September 30,
2020
Goodwill impairment	$184.6
Property and equipment impairment	168.0
Cancelled projects	1.9
Total	$354.5

General and Administrative Expenses. General and administrative expenses were $80.3 million for the nine months ended September 30, 2021 compared to $79.6 million for the nine months ended September 30, 2020, an increase of $0.7 million. The increase was primarily due to labor and benefits costs, which increased $2.3 million; transaction and transition costs, which increased $1.0 million primarily due to the Amarillo Rattler, LLC acquisition in April 2021; franchise taxes, which increased $0.6 million primarily due to franchise tax refunds in the first half of 2020; and $0.7 million from consulting fees and services. These increases were partially offset by a $4.0 million decrease to unit-based compensation costs.

Interest Expense. Interest expense was $180.1 million for the nine months ended September 30, 2021 compared to $166.3 million for the nine months ended September 30, 2020, an increase of $13.8 million, or 8.3%. Interest expense consisted of the following (in millions):

	Nine Months Ended September 30,
	2021	2020
ENLK and ENLC Senior Notes	$150.9	$130.6
Term Loan	3.7	14.2
Consolidated Credit Facility	4.0	11.6
AR Facility	3.0	—
Capitalized interest	(0.3)	(3.1)
Amortization of debt issuance costs and net discount of senior unsecured notes	3.9	3.1
Interest rate swap - realized	14.6	9.6
Other	0.3	0.3
Total	$180.1	$166.3

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $32.0 million for the nine months ended September 30, 2020 due to repurchases of the 2024, 2025, 2026, and 2029 Notes in open market transactions.

Income (Loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $9.9 million for the nine months ended September 30, 2021 compared to income of $0.8 million for the nine months ended September 30, 2020, a decrease of income of $10.7 million. The decrease was attributable to a reduction of income of $10.6 million from our GCF investment, as a result of the GCF assets being temporarily idled beginning in January 2021, and additional losses of $0.1 million from our Cedar Cove JV.

Income Tax Expense. Income tax expense was $12.4 million for the nine months ended September 30, 2021 compared to an income tax benefit of $16.0 million for the nine months ended September 30, 2020. The decrease in income tax benefit was primarily attributable to the decrease in loss between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $86.7 million for the nine months ended September 30, 2021 compared to net income of $78.7 million for the nine months ended September 30, 2020, an increase of $8.0 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units,

Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV.

Critical Accounting Policies

Information regarding our critical accounting policies is included in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on February 17, 2021.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $599.2 million for the nine months ended September 30, 2021 compared to $561.0 million for the nine months ended September 30, 2020. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020
Operating cash flows before working capital	$559.5	$633.2
Changes in working capital	39.7	(72.2)

Operating cash flows before changes in working capital decreased $73.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The primary contributors to the decrease in operating cash flows were as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity swap activity, utility credits, and unit-based compensation, decreased $61.1 million. For more information regarding the changes in gross margin for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, see “Results of Operations.”

•General and administrative expenses excluding unit-based compensation increased $4.7 million. For more information, see “Results of Operations.”

•Interest expense, excluding amortization of debt issuance costs, net discount of senior unsecured notes, and designated cash flow hedge, increased $3.5 million.

The changes in working capital for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $155.4 million for the nine months ended September 30, 2021 compared to $250.7 million for the nine months ended September 30, 2020. Investing cash flows are primarily related to capital expenditures. Capital expenditures decreased from $254.4 million for the nine months ended September 30, 2020 to $104.7 million for the nine months ended September 30, 2021. The decrease in capital expenditures was primarily due to the completion of major projects in 2020. The decrease in investing cash flows was partially offset by $56.7 million related to cash paid for the acquisition of assets, net of cash acquired, for the nine months ended September 30, 2021.

Cash Flows from Financing Activities. Net cash used in financing activities was $447.3 million for the nine months ended September 30, 2021 compared to $308.8 million for the nine months ended September 30, 2020. Our primary financing activities consisted of the following (in millions):

	Nine Months Ended September 30,
	2021	2020
Net repayments on the Term Loan (1)	$(200.0)	$—
Net repayments on the AR Facility (1)	(5.0)	—
Net repayments on the Consolidated Credit Facility (1)	—	(50.0)
Net repurchases on ENLK’s senior unsecured notes (1)	—	(35.2)
Net repurchases on the 2029 Notes (1)	—	(0.8)
Contributions by non-controlling interests (2)	2.4	52.2
Distribution to members	(140.4)	(186.2)
Distributions to Series B Preferred unitholders (3)	(50.9)	(50.4)
Distributions to Series C Preferred unitholders (3)	(12.0)	(12.0)
Distributions to joint venture partners (4)	(25.3)	(21.8)
Common unit repurchases (5)	(14.5)	—
____________________________
(1)See “Item 1. Financial Statements—Note 5” for more information regarding the Term Loan, the Consolidated Credit Facility, the AR Facility, and the senior unsecured notes.
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

Capital Requirements. We expect our total capital expenditures and operating expenses, related to the relocation of equipment and facilities, to be approximately $225 million for 2021. We have incurred approximately $136 million of capital expenditures and operating expenses, related to the relocation of equipment and facilities, for the nine months ended September 30, 2021. Our primary capital projects for the remainder of 2021 include the expansion of the War Horse processing plant, the start of the relocation of the Phantom processing plant, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our remaining 2021 capital expenditures from operating cash flows and capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities.

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

In August 2021, we received a $4.4 million grant from the Texas Commission on Environmental Quality (“TCEQ”) as a result of the TCEQ Emissions Reduction Incentive Grant Program. This grant will allow us to seek reimbursements for costs associated with upgrading compressor units that will result in reduced nitrogen oxide levels.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2021.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2021 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2021	2022	2023	2024	2025	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,032.3	$—	$—	$—	$521.8	$720.8	$2,789.7
Term Loan (1)	150.0	150.0	—	—	—	—	—
Consolidated Credit Facility (2)	—	—	—	—	—	—	—
AR Facility (3)	245.0	—	—	—	245.0	—	—
Acquisition installment payable (4)	10.0		10.0	—	—	—	—
Acquisition contingent consideration (5)	6.9	—	—	—	2.3	2.4	2.2
Interest payable on fixed long-term debt obligations	2,409.6	74.6	201.2	201.2	189.7	163.3	1,579.6
Operating lease obligations	113.2	5.2	17.0	11.6	10.1	9.8	59.5
Purchase obligations	4.4	4.4	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (6)	176.0	12.4	46.6	38.7	29.2	24.8	24.3
Inactive easement commitment (7)	10.0	—	10.0	—	—	—	—
Total contractual obligations	$7,157.4	$246.6	$284.8	$251.5	$998.1	$921.1	$4,455.3
____________________________
(1)The Term Loan matures on December 10, 2021.
(2)The Consolidated Credit Facility will mature on January 25, 2024. As of September 30, 2021, there were no amounts outstanding under the Consolidated Credit Facility.
(3)The AR Facility will terminate on September 24, 2024, unless extended or earlier terminated in accordance with its terms.
(4)Amount related to the consideration of the Amarillo Rattler, LLC acquisition due on April 30, 2022.
(5)The estimated fair value of the Amarillo Rattler, LLC contingent consideration was calculated in accordance with the fair value guidance contained in ASC 820, Fair Value Measurements. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration payments could differ from these estimated fair values. See “Item 1. Financial Statements—Note 12” for additional information.
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

The interest payable related to the Term Loan, the Consolidated Credit Facility, and the AR Facility are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Term Loan, the Consolidated Credit Facility, and the AR Facility, which vary from time to time.

Our contractual cash obligations for the remainder of 2021 are expected to be funded from cash flows generated from our operations and the available capacity under the Consolidated Credit Facility, the AR Facility, or other debt sources.

Indebtedness

In October 2020, we entered into the AR Facility, which was originally a three-year committed accounts receivable securitization facility in the amount of up to $250.0 million. On September 24, 2021, the SPV entered into the Second Amendment to the Receivables Financing Agreement, which amended the AR Facility to, among other things, increase the facility limit and lender commitments to $350.0 million and extend the scheduled termination date to September 24, 2024. As of September 30, 2021, the AR Facility had a borrowing base of $350.0 million and there was $245.0 million in outstanding borrowings under the AR Facility.

In addition, as of September 30, 2021, we have $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047 and $150.0 million in outstanding principal on the Term Loan. There were no outstanding borrowings under the Consolidated Credit Facility and $41.1 million outstanding letters of credit as of September 30, 2021.

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

As of September 30, 2021, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK related to taxation of ENLC, the elimination of intercompany borrowings, and impairment of goodwill that only existed at ENLC.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, future cost savings or operational initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of the COVID-19 pandemic, Winter Storm Uri, and other weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operation, or cash flows, include, without limitation, (a) the impact of the ongoing coronavirus (COVID-19) pandemic (including the impact of the emergence of any new variants of the virus) on our business, financial condition, and results of operation, (b) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (c) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (d) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (e) the dependence on Devon for a substantial portion of the natural gas and crude that we gather, process, and transport, (f) developments that materially and adversely affect Devon or other customers, (g) adverse developments in the midstream business that may reduce our ability to make distributions, (h) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (i) decreases in the volumes that we gather, process, fractionate, or transport, (j) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (k) our ability to receive or renew required permits and other approvals, (l) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (m) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (n) changes in the availability and cost of capital, including as a result of a change in our credit rating, (o) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (p) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (q) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (r) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (s) impairments to goodwill, long-lived assets and equity method investments, and (t) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q and the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

We are subject to risks due to fluctuations in commodity prices. Approximately 88% of our adjusted gross margin for the nine months ended September 30, 2021 was generated from arrangements with fee-based structures with minimal direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently earn adjusted gross margin under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts. Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume or (2) arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities. We may also purchase and resell commodities in arrangements under which we are subject to commodity price fluctuations. Although historically this has not been a material component of our adjusted gross margin, Winter Storm Uri caused sudden and significant price and volume fluctuations that resulted in increased adjusted gross margin that is exposed to commodity price fluctuations. For more information on Winter Storm Uri and its impact on the Company, see the discussion at “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business—Winter Storm Uri” in this Report. For the nine months ended September 30, 2021, approximately 6% of our adjusted gross margin was generated from purchase and resell arrangements under which we are subject to commodity price fluctuations. This amount was substantially offset by derivative losses.

2.Processing margin contracts. Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the nine months ended September 30, 2021, less than 1% of our adjusted gross margin was generated from processing margin contracts.

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

For the nine months ended September 30, 2021, approximately 5% of our adjusted gross margin was generated from POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at September 30, 2021. These derivative instruments mitigate the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
October 2021 - September 2022	Ethane	710 (MMbbls)	$0.4277/Gal	Index	$(1.1)
October 2021 - September 2022	Propane	2,190 (MMbbls)	Index	$1.2687/Gal	(35.3)
October 2021 - September 2022	Normal butane	770 (MMbbls)	Index	$1.4775/Gal	(9.7)
October 2021 - December 2021	Natural gasoline	545 (MMbbls)	Index	$1.7310/Gal	(8.8)
October 2021 - March 2022	Natural gas	65,737 (MMbtu/d)	Index	$5.8769/MMbtu	7.4
October 2021 - January 2023	Crude and condensate	7,075 (MMbbls)	Index	$72.65/Bbl	7.0
October 2021 - December 2022	Crude and condensate	4,504 (MMbbls)	$1.807/Bbl	Index (2)	5.5
					$(35.0)
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

As of September 30, 2021, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value liability of $35.0 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $16.6 million in the net fair value of these contracts as of September 30, 2021.

Interest Rate Risk

We are exposed to interest rate risk on the Term Loan, the Consolidated Credit Facility, and the AR Facility. At September 30, 2021, we had $150.0 million and $245.0 million in outstanding borrowings under the Term Loan and the AR Facility, respectively. At September 30, 2021, we had no outstanding borrowings under the Consolidated Credit Facility.

In April 2019, we entered into $850.0 million of interest rate swaps to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. These swaps were designated as cash flow hedges. In connection with the partial repayments of the Term Loan in September 2021, May 2021, and December 2020, we terminated $700.0 million of the $850.0 million interest rate swaps. See “Item 1. Financial Statements—Note 11” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $1.5 million and $2.5 million for the Term Loan and the AR Facility, respectively. This change in interest expense would be partially offset by a $1.5 million change related to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028 and 2029 as these are fixed-rate obligations. As of September 30, 2021, the estimated fair value of the senior unsecured notes was approximately $4,071.7 million, based on the market prices of ENLK’s and our publicly traded debt at September 30, 2021. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $252.2 million decrease in fair value of the senior unsecured notes at September 30, 2021. See “Item 1. Financial Statements—Note 5” for more information on our outstanding indebtedness.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2021), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2021, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
July 1, 2021 to July 31, 2021	1,270,453	$6.35	1,268,827	$88.9
August 1, 2021 to August 31, 2021	400,231	5.38	313,583	$87.2
September 1, 2021 to September 30, 2021	495,708	5.61	494,135	$84.3
Total	2,166,392	$6.00	2,076,545
____________________________
(1)The total number of units purchased shown in the table includes 89,847 units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)On November 4, 2020, we announced a $100.0 million common unit repurchase program. As of September 30, 2021, we repurchased a total of 2,777,910 common units for an aggregate cost of $15.7 million, or an average of $5.63 per common unit. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time.

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

10.2	—
Second Amendment to the Receivables Financing Agreement, dated as of September 24, 2021, by and among EnLink Midstream Funding, LLC, as borrower, EnLink Midstream Operating, LP, as initial servicer, and PNC Bank, National Association, as administrative agent and as lender and PNC Capital Markets LLC, as structuring agent and sustainability agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 24, 2021, filed with the Commission on September 27, 2021, file No. 001-36336).

22.1	—	Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to our Annual Report on Form 10-K dated December 31, 2020, filed with the Commission on February 17, 2021, file No. 001-36336).
31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended September 30, 2021 and 2020, June 30, 2021 and 2020, and March 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (v) the Notes to Consolidated Financial Statements.
104 *	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________
*    Filed herewith.
†     As required by 17 CFR § 232.105(d)(2) this exhibit is being provided to correct non-functioning hyperlinks corresponding to exhibit 10.3 in our Annual Report on Form 10-K filed with the Commission on February 17, 2021.

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
November 3, 2021