Form 10-K
period 2021-12-31
EnLink Midstream, LLC
filed 2022-02-16
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common units representing limited liability company interests held by non-affiliates of the registrant was approximately $1.7 billion on June 30, 2021, based on $6.39 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

At February 9, 2022, there were 484,003,750 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
Adjusted gross margin	Revenue less cost of sales, exclusive of operating expenses and depreciation and amortization. Adjusted gross margin is a non-GAAP financial measure. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
AR Facility
An accounts receivable securitization facility of up to $350 million entered into by EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity and our indirect subsidiary, with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent and sustainability agent. The AR Facility is scheduled to terminate on September 24, 2024, unless extended or earlier terminated in accordance with its terms.

ASC	The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.
ASC 606	ASC 606, Revenue from Contracts with Customers.
ASC 718	ASC 718, Compensation—Stock Compensation.
ASC 815	ASC 815, Derivatives and Hedging.
ASC 820	ASC 820, Fair Value Measurements.
ASC 842	ASC 842, Leases.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
Avenger	Avenger crude oil gathering system, a crude oil gathering system in the northern Delaware Basin.
Bbls	Barrels.
Bcf	Billion cubic feet.
Beginning TSR Price
The beginning total shareholder return (“TSR”) price, which is the closing unit price of ENLC on the grant date of the performance award agreement or the previous trading day if the grant date was not a trading day, is one of the assumptions used to calculate the grant-date fair value of performance award agreements.

BLM	Bureau of Land Management.
BKV	Banpu Kalnin Ventures Corporation, an affiliate of BKV Oil and Gas Capital Partners.
CCS	Carbon capture, transportation, and sequestration.
Cedar Cove JV	Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
CFTC	U.S. Commodity Futures Trading Commission.
CNOW	Central Northern Oklahoma Woodford Shale.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Consolidated Credit Facility	A $1.75 billion unsecured revolving credit facility entered into by ENLC that matures on January 25, 2024, which includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility was available upon closing of the Merger and is guaranteed by ENLK.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger processing plant located in the Delaware Basin in Texas.
Devon	Devon Energy Corporation.
ENLC	EnLink Midstream, LLC.
ENLC Class C Common Units	A class of non-economic ENLC common units issued immediately prior to the Merger equal to the number of Series B Preferred Units held immediately prior to the effective time of the Merger, in order to provide certain voting rights to holders of the Series B Preferred Units with respect to ENLC.
ENLC EDA	Equity Distribution Agreement entered into by ENLC in February 2019 with RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., BMO Capital Markets Corp., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Jefferies LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., SunTrust Robinson Humphrey, Inc., and Wells Fargo Securities, LLC (collectively, the “ENLC Sales Agents”) to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program.

ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries. Also referred to as the “Partnership.”
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Generally accepted accounting principles in the United States of America.
Gals	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF. Beginning in January 2021, the GCF assets have been temporarily idled to reduce operating expenses. We expect these assets to resume operations when there is a sustained need for additional fractionation capacity in Mont Belvieu.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK, which owns a 0.4% general partner interest in ENLK. Prior to the effective time of the Merger, the General Partner also owned all of the incentive distribution rights in ENLK.
GHG	Greenhouse gas.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
GIP Transaction	On July 18, 2018, subsidiaries of Devon closed a transaction to sell all of their equity interests in ENLK, ENLC, and the Managing Member to GIP.
GP Plan	The General Partner’s Long-Term Incentive Plan. As of the closing of the Merger, ENLC assumed all obligations in respect of the GP Plan. No additional grants of equity awards will be made under the GP Plan for periods after the Merger.
ISDAs	International Swaps and Derivatives Association Agreements.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
MEGA system	Midland Energy Gathering Area system in Midland, Martin, and Glasscock counties, Texas.
Merger	On January 25, 2019, NOLA Merger Sub, LLC (previously a wholly-owned subsidiary of ENLC) merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
NYSE	New York Stock Exchange.
OPEC+	Organization of the Petroleum Exporting Countries and its broader partners.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly-owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
Term Loan	A term loan originally in the amount of $850.0 million entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guaranteed. The Term Loan was paid at maturity on December 10, 2021.
VEX	The Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in South Texas, which we sold in October 2020.
White Star	White Star Petroleum, LLC.

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

Additional Information

For more information about our organization of business before our simplification transaction in 2019, refer to “Item 1. Business—General” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on February 26, 2020, and available here.

The following diagram depicts our organization and ownership as of December 31, 2021:

Class C Unitholders (1)
Public Unitholders
GIP III Stetson II, L.P. (Delaware)
EnLink Midstream Manager, LLC (Delaware)
GIP III Stetson I, L.P. (Delaware)
10.6% Non-economic
ENLC Class C Common Units (2)
48.0%
21.3%
Non-economic managing member
20.1%
EnLink Midstream, LLC (Delaware) (NYSE: ENLC)
100% Common units (3)
100%
Series B Preferred Unitholders (1) (3)
Public Unitholders (Series C Preferred Units)
100% Series C Preferred Units (4)
EnLink Midstream GP, LLC (Delaware)
100% Series B Preferred Units (2)
100% GP
EnLink Midstream Partners, LP (Delaware)
EnLink Midstream Operating GP, LLC (Delaware)
100%
0.001% GP
99.999% LP
EnLink Midstream Operating, LP (Delaware)
100%
EnLink Midstream Funding, LLC (5) (Delaware)

____________________________
(1)On August 4, 2021, all of the outstanding Series B Preferred Units and ENLC Class C Common Units were purchased by Brookfield Infrastructure Partners L.P. and funds managed by Oaktree Capital Management, L.P.
(2)Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. Upon the exchange of any Series B Preferred Units into ENLC common units, an equal number of the ENLC Class C Common Units will be canceled.
(3)All ENLK common units are held by ENLC. The Series B Preferred Units are entitled to vote, on a one-for-one basis (subject to certain adjustments) as a single class with ENLC, on all matters that require approval of the ENLK unitholders.
(4)Series C Preferred Units are perpetual preferred units that are not convertible into other equity interests, and therefore, are not factored into the ENLK ownership calculations for the limited partner and general partner ownership percentages presented.
(5)EnLink Midstream Funding, LLC is a bankruptcy-remote special purpose entity that entered into the AR Facility in October 2020. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding the AR Facility.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide.

Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. Beginning in March 2020, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We also continue to promote heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations and we continue to evaluate and adjust our preventative measures, response plans and business practices with the evolving impacts of COVID-19 and its variants. Since the inception of the pandemic, we have not experienced any significant COVID-19 related operational disruptions.

There remains considerable uncertainty regarding how long the COVID-19 pandemic (including variants of the virus) will persist and affect economic conditions and the extent and duration of changes in consumer behavior.

We cannot predict the full impact that the COVID-19 pandemic or the related volatility in oil and natural gas markets will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the impact of the Delta and Omicron variants of the virus, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the emergence of any new variants of the virus against which vaccines are less effective, the effect of the pandemic on economic, social, and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social, and operating conditions fully resume. Although crude oil and natural gas prices and production activities have recovered to pre-pandemic levels, producers remain cautious and a decline in commodity prices could affect producers’ exploration and production activities. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for crude oil, condensate, natural gas, and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

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

Our midstream energy asset network includes approximately 12,100 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

Our Business Strategies

We operate a differentiated midstream platform that is built for long-term, sustainable value creation. Our integrated assets are strategically located in premier production basins and core demand centers, including the Permian Basin, the Louisiana Gulf Coast, Central Oklahoma, and North Texas. Our primary business objective is to provide cash flow stability while growing prudently and profitably. We intend to accomplish this objective by executing the following strategies:

•Operational Excellence and Innovation. We have created a rigorous company-wide program that we refer to as the EnLink Way centered on innovation and continuous improvement in our business. We believe this program will allow us to optimize our operations in order to enhance the profitability of current operations, capture capital-efficient commercial opportunities, and enhance the scalability of our asset platforms for future growth.

•Financial Discipline and Flexibility. We are focused on strengthening our financial position and flexibility by generating significant cash flows, driving disciplined and balanced capital allocation, focusing on cost discipline, and maintaining liquidity and balance sheet strength. We believe that these strategies will afford us better access to the capital markets and a competitive cost of capital, and the opportunity to grow our business in a prudent manner throughout the cycles in our industry.

•Strategic Growth. We believe our assets are positioned in some of the most economically advantageous basins in the U.S., as well as key demand centers with growing end-use customers. We expect to grow certain of our systems organically over time by meeting our customers’ midstream service needs that result from their drilling activity in our areas of operation, or growth in supply needs. We are also focused on economically attractive organic expansion opportunities in our areas of operation that allow us to leverage our existing infrastructure, operating expertise, and customer relationships, as well as to increase our natural gas and NGL presence downstream. We are committed to becoming the future of midstream by participating in the energy transition. As part of this effort, we are developing an integrated offering to bring CCS to businesses along the Mississippi River corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, our operating expertise, and our customer relationships, provide EnLink a strong advantage in building a CCS business.

•Sustainability and Safety. Sustainability and safety are integrated into all aspects of our business. Approximately 90% of our current business is focused on natural gas and natural gas liquids, which we believe will continue to be important sources of clean energy for decades to come. We publish a sustainability report with key metrics that can be measured from year to year, and have announced target emission reduction milestones. To achieve those goals, we continue to evaluate opportunities to reduce or offset emissions in our operations using process improvements and technology, or utilizing renewable energy. With respect to safety, we are committed to operating safely and in an environmentally responsible manner. During 2021, EnLink had its best safety year on record with the lowest number of employee reportable incidents in our history.

Our Assets

Our assets consist of gathering systems, transmission pipelines, processing facilities, fractionation facilities, stabilization facilities, storage facilities, and ancillary assets. The following tables provide information about our assets as of and for the year ended December 31, 2021:

				Year Ended
				December 31, 2021
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (HP)	Estimated Capacity (1)	Average Throughput (2)
Gas Pipelines
Permian assets:
MEGA System gathering facilities	980	205,436	545	684,500
Delaware gathering system (3)	240	53,680	280	382,500
Permian gas assets (3)	1,220	259,116	825	1,067,000

Louisiana assets:
Louisiana gas gathering and transmission system	3,035	97,400	3,975	2,160,800

Oklahoma assets:
Central Oklahoma gathering system	1,850	211,490	1,180	965,900
Northridge gathering system	140	14,000	65	26,500
Oklahoma gas assets	1,990	225,490	1,245	992,400

North Texas assets:
Bridgeport rich and lean gathering systems	2,780	188,000	822	668,200
Johnson County gathering system	385	49,000	400	92,300
Silver Creek gathering system	890	45,000	205	200,600
Acacia transmission system	130	16,000	920	416,300
North Texas gas assets	4,185	298,000	2,347	1,377,400

Total Gas Pipelines	10,430	880,006	8,392	5,597,600

NGL, Crude Oil, and Condensate Pipelines
Permian assets:
Permian Crude Oil and Condensate assets	490	—	188,500	134,600

Louisiana assets:
Cajun-Sibon NGL pipeline system	760	—	185,000	173,400
Ascension NGL pipeline (4)	35	—	50,000	23,500
Ohio River Valley (5)	210	—	17,370	15,900
Louisiana NGL, Crude Oil, and Condensate assets	1,005	—	252,370	212,800

Oklahoma assets:
Central Oklahoma crude oil gathering systems	200	—	160,000	20,200

Total NGL, Crude Oil, and Condensate Pipelines	1,695	—	600,870	367,600
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
(5)Estimated capacity is comprised of trucking capacity only.

		Year Ended
		December 31, 2021
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMbtu/d)
Permian assets:
MEGA system processing facilities	663	648,000
Delaware processing facilities	635	362,000
Permian assets	1,298	1,010,000

Louisiana assets:
Louisiana gas processing facilities (1)	1,778	214,700

Oklahoma assets:
Central Oklahoma processing facilities (2)	1,160	916,000
Northridge processing facility	200	94,300
Oklahoma assets	1,360	1,010,300

North Texas assets:
Bridgeport processing facility	800	505,200
Silver Creek processing system (3)	280	126,300
North Texas assets	1,080	631,500

Total Processing Facilities	5,516	2,866,500
____________________________
(1)The Blue Water, Eunice, Plaquemine, and Sabine processing plants are not operational. These plants represent 193 MMcf/d, 350 MMcf/d, 225 MMcf/d, and 300 MMcf/d, respectively, for a total of 1,068 MMcf/d of the total processing capacity of the Louisiana gas processing facilities.
(2)The Thunderbird processing plant is not currently operational and represents 200 MMcf/d of the total processing capacity of the Central Oklahoma processing facilities. In November 2021, we began moving equipment and facilities associated with the Thunderbird processing plant in Central Oklahoma to the Permian Basin. When the move is completed, these assets will operate as a gas processing plant in the Permian Basin.
(3)The Azle and Goforth processing plants are not operational. These plants represent 50 MMcf/d and 30 MMcf/d, respectively, of the total processing capacity of the Silver Creek processing system.

		Year Ended
		December 31, 2021
Fractionation Facilities	Estimated NGL Fractionation Capacity (Bbls/d)	Average Throughput (Bbls/d)
Permian assets:
Mesquite terminal (1)	15,000	—

Louisiana assets:
Plaquemine fractionation facility (2)	136,800	80,900
Riverside fractionation facility (2)	—	32,900
Plaquemine processing plant	8,500	1,100
Eunice fractionation facility	75,000	62,600
Louisiana assets	220,300	177,500

North Texas assets:
Bridgeport processing facility	25,000	11,000

Corporate assets:
GCF (3)	56,000	11,800
Total Fractionation Facilities	316,300	200,300
____________________________
(1)The Mesquite terminal fractionator is not currently operational.
(2)The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to the Riverside fractionation facility for further processing. The Plaquemine fractionation facility and the Riverside fractionation facility have an aggregate fractionation capacity of 136,800 Bbls/d.
(3)Volumes shown reflect our 38.75% ownership in GCF. The GCF fractionation facility is not currently operational.

		Year Ended
		December 31, 2021
Storage Assets	Storage Type	Estimated Storage Capacity (1)
Permian assets:
Avenger storage	Crude	0.1

Louisiana assets:
Belle Rose gas storage facility	Gas	9.0
Sorrento gas storage facility	Gas	5.6
Jefferson Island storage facility	Gas	3.0
Napoleonville NGL storage facility	NGL	6.8
ORV storage	Crude	0.7

Oklahoma assets:
Central Oklahoma storage	Crude	0.2
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

•Gas Gathering Systems. Our gas gathering systems in the Permian segment consist of the following:

•MEGA system gathering facilities. This gathering system in the Midland Basin serves as an interconnected system of pipelines and compressors to deliver gas from wellheads in the Permian Basin to the MEGA system processing facilities.

•Delaware gas gathering system. This rich natural gas gathering system consists of gathering pipeline and compression assets in the Delaware Basin in Texas and New Mexico. These gathering systems are connected to our Lobo processing facilities and Tiger processing plant, which are owned by the Delaware Basin JV.

•Crude Oil Gathering Systems. Our crude oil gathering systems in the Permian segment consist of crude oil and condensate pipelines and above ground storage, including:

•Avenger. Avenger is a crude oil gathering system in the northern Delaware Basin that is supported by a long-term contract with Devon on dedicated acreage in their Todd and Potato Basin development areas in Eddy and Lea counties in New Mexico.

•Greater Chickadee Gathering System. Greater Chickadee delivers crude oil for customers to Enterprise Product Partners L.P.’s crude oil terminal in West Texas. Greater Chickadee also includes multiple central tank batteries with pump, truck injection, and storage stations to maximize shipping and delivery options for producers.

•Gas Processing Facilities. Our gas processing facilities in the Permian segment consist of the following:

•MEGA system processing facilities. Our MEGA system natural gas processing facilities are located in Midland, Martin, and Glasscock counties, Texas and operate as a connected system. These assets consist of the Bearkat processing facility with a capacity of 75 MMcf/d, the Deadwood processing facility with a capacity of 58 MMcf/d, the Midmar processing facilities with a capacity of 195 MMcf/d, the Riptide processing facility with a capacity of 240 MMcf/d, and the War Horse processing plant with a capacity of 95 MMcf/d.

•Delaware processing facilities. The Delaware processing facilities include our Lobo natural gas processing facilities and the Tiger processing plant. Our Lobo natural gas processing facilities are located in Loving County, Texas and include Lobo I, Lobo II, and Lobo III processing plants which account for 35 MMcf/d, 140 MMcf/d, and 220 MMcf/d of processing capacity, respectively. Our Tiger processing plant is located in Culberson County, Texas, and accounts for 240 MMcf/d of processing capacity. The Lobo processing facilities and the connected gathering system and the Tiger processing plant are owned by the Delaware Basin JV.

•Fractionation Facility. The Mesquite fractionator has an approximate capacity of 15,000 Bbls/d and is located at our Midland gas processing plant complex. The Mesquite fractionator is not currently operational.

Louisiana Segment Assets. Our Louisiana segment assets consist of gas and NGL gathering and transmission pipelines, gas processing facilities, gas and NGL storage, and our ORV crude logistics assets.

•Transmission and Gathering Systems. The gas pipeline system in the Louisiana segment includes gathering and transmission systems, processing facilities, and underground gas storage.

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

•Gas Processing and Storage Facilities. Our gas processing facilities and storage facilities in the Louisiana segment consist of the following:

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

•Belle Rose Gas Storage Facility. The Belle Rose gas storage facility is located in Assumption Parish, Louisiana. This facility is designed for injecting pipeline quality gas into storage or withdrawing stored gas for delivery by pipeline.

•Sorrento Gas Storage Facility. The Sorrento gas storage facility is located in Ascension Parish, Louisiana. This facility is designed for injecting pipeline quality gas into storage or withdrawing stored gas for delivery by pipeline.

•Jefferson Island Storage Facility. The Jefferson Island storage facility and pipeline header system is located in Iberville and Vermilion Parishes in Louisiana. In December 2020, we acquired the Jefferson Island storage facility, which includes natural gas storage capacity that is connected to our extensive Louisiana natural gas system.

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

•Plaquemine Processing Plant. The Plaquemine processing plant has 225 MMcf/d of processing capacity and is connected to the Plaquemine fractionation facility. While the Plaquemine processing plant is currently idle, it has operated periodically throughout 2021 when volumes were sufficient to run the plant. We expect to continue to operate the plant when volumes are sufficient.

•Eunice Processing Plant. The Eunice processing plant is located in South Central Louisiana and has a capacity of 350 MMcf/d of natural gas. We have shut down the Eunice processing plant, and we do not expect the plant to operate in the near future unless volumes are sufficient to run the plant.

•Sabine Pass Processing Plant. The Sabine Pass processing plant is located east of the Sabine River in Johnson's Bayou, Louisiana and has a processing capacity of 300 MMcf/d of natural gas. We have shut down the Sabine Pass processing plant, and we do not expect the plant to operate in the near future unless volumes are sufficient to run the plant.

•NGL and Crude Oil Pipeline Systems. Our NGL and crude oil pipeline systems in the Louisiana segment consist of NGL pipelines, crude oil and condensate pipelines, underground NGL storage, and our ORV crude logistics assets.

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

•Ohio River Valley. Our ORV operations are an integrated network of assets comprised of a 5,000-barrel-per-hour crude oil and condensate barge loading terminal on the Ohio River, a 20-spot crude oil and condensate rail loading terminal on the Ohio Central Railroad network, crude oil and condensate pipelines in Ohio and West Virginia, above ground crude oil storage, a trucking fleet comprised of both semi and straight trucks, trailers for hauling NGL volumes, and seven existing brine disposal wells. Additionally, our ORV operations include condensate stabilization and natural gas compression stations that are supported by long-term, fee-based contracts with multiple producers.

•Fractionation Facilities. There are four fractionation facilities located in the Louisiana segment that are connected to our processing facilities and to Mont Belvieu, Texas and other hubs through our Cajun-Sibon pipeline system.

•Plaquemine Fractionation Facility. The Plaquemine fractionator is located at our Plaquemine gas processing plant complex and is connected to our Cajun-Sibon pipeline. The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to our Riverside facility for further processing. The Plaquemine fractionator, collectively with the Riverside Fractionation Facility, has an approximate capacity of 136,800 Bbls/d of raw-make NGL products.

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

•Gas Gathering Systems. Our gas gathering systems in the Oklahoma segment consist of the following:

•Central Oklahoma gathering system. The Central Oklahoma gathering system serves the STACK and CNOW plays.

•Northridge gathering system. Our Northridge gathering system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma.

•Gas Processing Facilities. Our gas processing facilities in the Oklahoma segment consist of the following:

•Central Oklahoma processing facilities. The Central Oklahoma processing facilities include the Thunderbird processing plant, the Chisholm processing plants, and the Cana processing plant (collectively, the “Central Oklahoma processing system”), which account for 200 MMcf/d, 560 MMcf/d, and 400 MMcf/d of processing capacity, respectively.

•The processing facility at the Thunderbird processing plant was idled due to decreased volumes. In November 2021, we began moving equipment and facilities associated with the Thunderbird processing plant in Central Oklahoma to the Midland Basin. We expect to complete the relocation in the second half of 2022.

•The unprocessed NGLs from the Chisholm processing plants are transported by ONEOK, Inc. (“ONEOK”) to NGL transmission lines, which then transport the NGLs to our fractionators in Louisiana.

•The residue natural gas from the Cana processing plant is delivered to Enable Midstream Partners, LP and an affiliate of ONEOK. Devon is the primary customer of the Cana processing plant. We have extended our fixed-fee processing agreement with Devon, which was effective after the GIP Transaction, and currently have approximately seven years remaining on the fixed-fee gathering and processing agreement pursuant to which we provide processing services for natural gas delivered by Devon to the Cana processing plant.

•Northridge processing facility. Our Northridge processing plant is located in Hughes County in the Arkoma-Woodford Shale in Southeastern Oklahoma. The residue natural gas from the Northridge processing facility is delivered to CenterPoint Energy, Inc., Enable Midstream Partners, LP, and MPLX LP.

•Crude Oil Gathering Systems. Our crude and condensate assets in the Oklahoma segment have crude oil and condensate pipelines and above ground storage in Central Oklahoma. These assets consist of the following:

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

•Gas Gathering Systems. Our gas gathering systems in the North Texas segment are connected to our processing assets and consist of the following:

•Bridgeport rich gas gathering system. A substantial majority of the natural gas gathered on the Bridgeport rich gas gathering system is delivered to the Bridgeport processing facility. BKV was the largest customer on the Bridgeport rich gas gathering system contributing substantially all of the natural gas gathered for the year ended December 31, 2021. BKV acquired Devon’s Barnett Shale assets in October 2020. As a result of this acquisition, we have extended a fixed-fee gathering agreement with BKV and currently have approximately eleven years remaining on the fixed-fee gathering agreement pursuant to which we provide gathering services on the Bridgeport system.

•Bridgeport lean gas gathering system. Natural gas gathered on the Bridgeport lean gas gathering system was primarily attributable to BKV for the year ended December 31, 2021 and was delivered to the Acacia transmission system and to intrastate pipelines without processing. As described above, we are party to a fixed-fee gathering and processing agreement with BKV that covers gathering services on the Bridgeport system.

•Johnson County gathering system. Natural gas gathered on this system is primarily attributable to one customer with whom we have a fixed-fee processing agreement that currently has approximately two years remaining.

•Silver Creek gathering system. Our Silver Creek gathering system is located primarily in Hood, Parker, and Johnson counties, Texas, and connects to the Silver Creek processing system.

•Gas Transmission System. The Acacia transmission system is a pipeline that connects production from the Barnett Shale to markets in North Texas accessed by Atmos Energy, Brazos Electric, Enbridge Inc, Energy Transfer Partners, Enterprise Product Partners, and GDF Suez. BKV was the largest customer on the Acacia pipeline for the year ended December 31, 2021. We currently have approximately two years remaining on a fixed-fee transportation agreement with BKV that covers transmission services and includes annual rate escalators.

•Gas Processing Facilities. Our gas processing facilities in the North Texas segment consist of the following:

•Bridgeport processing facility. Our Bridgeport natural gas processing facility, located in Wise County, Texas, is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants. BKV was the Bridgeport facility’s largest customer, providing substantially all of the natural gas processed for the year ended December 31, 2021. As described above, we have extended a fixed-fee processing agreement with BKV and currently have approximately eleven years remaining on our agreement with BKV pursuant to which we provide processing services for natural gas delivered to the Bridgeport processing facility.

•Silver Creek processing system. Our Silver Creek processing system, located in Weatherford, Azle, and Fort Worth, Texas, includes three processing plants: the Azle plant, the Silver Creek plant, and the Goforth plant, which account for 50 MMcf/d, 200 MMcf/d, and 30 MMcf/d of processing capacity, respectively. The Azle and Goforth plants are idled due to decreased volumes, and these plants remain non-operational. Currently, the processing capacity at the Silver Creek plant is sufficient to process all gas on the Silver Creek processing system.

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

•GCF. We own a 38.75% interest in GCF, with the remaining interests owned 22.5% by Phillips 66, and 38.75% by Targa Resources Partners, LP. GCF owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. Targa Resources Partners, LP is the operator of the fractionator. GCF receives raw mix NGLs from customers, fractionates the raw mix, and redelivers the finished products to customers for a fee. Beginning in January 2021, the GCF assets were temporarily idled to reduce operating expenses. We expect these assets to resume operations when there is a sustained need for additional fractionation capacity in Mont Belvieu.

•Cedar Cove JV. We own a 30% interest in the Cedar Cove JV, which operates gathering and compression assets in Blaine County, Oklahoma that tie into our existing Oklahoma assets. Kinder Morgan, Inc. owns a 70% interest in, and is the operator of, the Cedar Cove JV. All gas gathered by the Cedar Cove JV is processed by our Central Oklahoma processing facilities.

Recent Developments

Phantom Processing Plant. In November 2021, we began moving equipment and facilities associated with the Thunderbird processing plant in Central Oklahoma to the Midland Basin. This processing plant relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 200 MMcf/d. We expect to complete the relocation in the second half of 2022.

Amarillo Rattler Acquisition. On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback Energy, strengthening our dedicated acreage position with that entity. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10.0 million to be paid on April 30, 2022, and contingent consideration capped at $15.0 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels.

War Horse Processing Plant. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. The move has been completed and the War Horse processing plant began operations in August 2021. In November 2021, we completed an expansion to the War Horse processing plant, which increased the processing capacity to 95 MMcf/d.

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

Credit Risk and Significant Customers

We are subject to risk of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. We diligently attempt to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of crude oil, condensate, NGLs, and natural gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to our overall profitability. A substantial portion of our throughput volumes come from customers that have investment-grade ratings. However, lower commodity prices in future periods and other macro-economic factors, including the ongoing or future effects of the COVID-19 pandemic on our industry and our customers may result in a reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us.

The following customers individually represented greater than 10% of our consolidated revenues during 2021, 2020, or 2019. These customers represented a significant percentage of our consolidated revenues, and the loss of these customers would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2021	2020	2019
Devon	6.7%	14.4%	10.5%
Dow Hydrocarbons and Resources LLC	14.5%	13.2%	10.0%
Marathon Petroleum Corporation	13.4%	12.2%	13.8%

Regulation

Recent Regulatory Developments. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands, including offshore pipeline leases, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements.

If our customers are unable to secure permits, sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. We are still evaluating the effects of the potential change to the federal leasing program on our operations and our customers’ operations, but our inability and our customers’ inability to secure required permits could adversely affect our business, financial condition, results of operations, or cash flows, including our ability to make cash distributions to our unitholders.

Natural Gas Pipeline Regulation. We own an interstate natural gas pipeline that is subject to regulation as a natural gas company by FERC under the Natural Gas Act of 1938 (“NGA”). FERC regulates the rates and terms and conditions of service on interstate natural gas pipelines, as well as the certification, construction, modification, expansion, and abandonment of facilities.

The rates and terms and conditions of service for our interstate pipeline services regulated by FERC must be just and reasonable and not unduly preferential or unduly discriminatory, although negotiated rates may be accepted in certain circumstances. Such rates and terms and conditions of service are set forth in FERC-approved tariffs. Proposed rate increases and changes to our tariff are subject to FERC approval. Pursuant to FERC’s jurisdiction over rates, existing rates may be challenged by complaint or by FERC on its own initiative and proposed new or changed rates may be challenged by protest. If protested, a rate increase may be suspended for up to five months and collected, subject to refund. If, upon completion of an investigation, FERC finds that the new or changed rate is unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rate during the term of the investigation.

In addition to policies regarding rate setting, interstate natural gas pipelines regulated by FERC are required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates if such marketing affiliates are shippers on their interstate natural gas pipelines. FERC’s market oversight and transparency regulations require regulated entities to submit annual reports of threshold purchases or sales of natural gas and publicly post certain information on scheduled volumes. FERC’s market manipulation regulations, promulgated pursuant to the Energy Policy Act of 2005 (the “EPAct 2005”), make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme, or artifice to defraud; (2) make any untrue statement of material fact or omit to state a material fact necessary to make the statements made not misleading (in light of the circumstances under which the statements were made); or (3) engage in any act, practice, or course of business that operates (or would operate) as a fraud or deceit upon any person. The EPAct 2005 also gives FERC authority to impose civil penalties for violations of these statutes up to $1.0 million per day per violation for violations occurring after August 8, 2005. The maximum penalty authority established by the statute has been adjusted to approximately $1.39 million per day per violation and will continue to be adjusted periodically for inflation. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines.

Certain of our intrastate natural gas pipelines also transport gas in interstate commerce and, thus, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Pipelines providing transportation service under Section 311 of the NGPA are required to provide services on an open and nondiscriminatory basis, and the maximum rates for interstate transportation services provided by such pipelines must be “fair and equitable.” Such rates are generally subject to review every five years by FERC or by an appropriate state agency.

In addition to regulation under Section 311 of the NGPA, our intrastate natural gas pipeline operations are subject to regulation by various state agencies. Most state agencies possess the authority to review and authorize natural gas transportation transactions and the construction, acquisition, abandonment, and interconnection of physical facilities for intrastate pipelines. State agencies also may regulate transportation rates, service terms and conditions, and contract pricing.

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

Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. This adjustment is subject to review every five years. On December 17, 2020, for the five-year period beginning on July 1, 2021, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 0.78%. On January 20, 2022, however, FERC issued an Order on Rehearing revising the annual index adjustment to the change in the producer price index for finished goods minus 0.21% (“Order on Rehearing”). As a result of the change in the index adjustment, certain ceiling levels for our interstate liquids pipelines were reduced and any rates that exceeded the newly computed ceiling levels were subsequently lowered to bring those rates into compliance with the revised ceiling level. The revised rates will become effective March 1, 2022.

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

Gathering Pipeline Regulation. Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of FERC under the NGA (no such exemption exists under the ICA for pipelines transporting liquids in interstate commerce). We own a number of natural gas pipelines that we believe meet the traditional tests FERC has used to establish that a pipeline is a gathering pipeline and therefore not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services is a fact-intensive analysis, however, so the classification and regulation of our gathering facilities are subject to change. Application of FERC jurisdiction to our gathering facilities could increase our operating costs, decrease our rates, and adversely affect our business. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, nondiscriminatory requirements and complaint-based rate regulation.

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

Natural Gas Storage Regulation. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) regulates safety issues related to downhole facilities located at both intrastate and interstate underground natural gas storage facilities. PHMSA mandates certain reporting requirements for operators of underground natural gas storage facilities and sets minimum federal safety standards. In addition, all intrastate transportation related underground natural gas storage facilities are subject to minimum federal safety standards and are inspected by PHMSA or by a state entity that has chosen to expand its authority to regulate these facilities under a certification filed with PHMSA. We are in compliance with these PHMSA rules.

Certain of our field injection and withdrawal wells and water disposal wells are subject to the jurisdiction of the Railroad Commission of Texas (“TRRC”). TRRC regulations require that we report the volumes of natural gas and water disposal associated with the operations of such wells on a monthly and annual basis, respectively. Results of periodic mechanical integrity tests must also be reported to the TRRC. In addition, our underground gas storage caverns in Louisiana are subject to the jurisdiction of the Louisiana Department of Natural Resources (“LDNR”). In recent years, LDNR has put in place more comprehensive regulations governing underground hydrocarbon storage in salt caverns, and we are in compliance with these newer regulations.

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

In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. The associated notice of proposed rulemaking, issued October 14, 2020, proposes an integrity management alternative for managing class location changes in areas that increase in population above a defined threshold.

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

In addition, PHMSA has taken recent action to regulate gathering systems, which includes integrity management requirements. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule becomes effective in May 2022 and operators must comply with the applicable safety requirements by November 2022.

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

Environmental Matters

Recent Developments. On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration has also issued other orders that could ultimately affect our business, such as the executive order rejoining the Paris Agreement. As part of rejoining the Paris Agreement, the Biden Administration announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030, and set the goal of reaching net-zero GHG emissions by 2050. The Biden Administration could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers.

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

Any failure to comply with applicable environmental laws and regulations, including those relating to equipment failures, and obtaining required governmental approvals and permits, may result in the assessment of administrative, civil, or criminal penalties, imposition of investigatory or remedial activities, and, in certain, less common circumstances, issuance of temporary or permanent injunctions, or construction or operation bans or delays. As part of the regular evaluation of our operations, we routinely review and update governmental approvals as necessary.

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

In addition, the EPA included Wise County, the location of our Bridgeport facility, in its January 2012 revision to the Dallas-Fort Worth ozone nonattainment area (“DFW area”) for the 2008 revised ozone national ambient air quality standard (“NAAQS”). Effective September 23, 2019, the DFW area was reclassified to a serious nonattainment area under this standard, potentially requiring the state to adopt more stringent permitting requirements. Under the area’s serious nonattainment designation, new major sources in Wise County, meaning sources that emit greater than 50 tons/year of nitrogen oxides (“NOx”) and volatile organic compounds (“VOCs”), as well as major modifications of existing facilities in the county resulting in net emissions increases of greater than 25 tons/year of NOx or VOCs, are subject to more stringent new source review (“NSR”) pre-construction permitting requirements than they would be in an area that is in attainment with the 2008 ozone NAAQS. NSR pre-construction permits can take twelve to eighteen months to obtain and require the permit applicant to offset the proposed emission increases with reductions elsewhere at a 1.2 to 1 ratio. The attainment date for serious nonattainment areas was July 20, 2021, with a 2020 attainment year. The DFW area did not comply with the 2008 ozone NAAQs by the end of 2020 and thus risks reclassification to severe nonattainment. Reclassification for the DFW area is anticipated in early 2022.

In October 2015, the EPA promulgated a new NAAQS for ozone of 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards, down from the 75 ppb standards of the 2008 ozone NAAQS. On June 4, 2018, EPA designated the DFW area, including Wise County, as a marginal nonattainment area under this standard. EPA published a final rule to implement the 2015 ozone NAAQS on December 6, 2018. The area’s marginal classification does not require the additional control measures to be implemented. The DFW Area, however, failed to attain this standard by its marginal attainment date of August 2021, and now risks reclassification to moderate nonattainment, which could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Furthermore, the area remains subject to the requirements associated with its serious classification under the 2008 standard notwithstanding its marginal classification under the 2015 standard. The 2015 standards were challenged before the U.S. Court of Appeals for the D.C. Circuit. On August 23, 2019, the D.C. Circuit upheld the EPA’s primary ozone standard and remanded the secondary standard to EPA for reconsideration. The implementation of these standards could result in stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Reclassification for the DFW area is anticipated in early 2022.

The EPA reviewed the 2015 NAAQS standard in 2020 but decided to retain the standard without revision. EPA, however, recently announced that it intends to reconsider the 2020 decision to retain the 2015 NAAQS standards. To the extent that EPA’s reconsideration results in a new standard, the new standard could cause stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Furthermore, the area remains subject to the requirements associated with its serious classification under the 2008 standard notwithstanding its marginal classification under the 2015 standard.

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

In partial response to the issues raised regarding the 2012 rulemaking, the EPA finalized new rules that took effect August 2, 2016 to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector under the NSPS. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. On January 21, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing EPA to consider publishing for notice and comment, by September 2021, a proposed rule suspending, revising, or rescinding the 2020 NSPS for the oil and natural gas sector, and on June 30, 2021, President Biden signed a joint congressional resolution rescinding the 2020 Policy rule. In November 2021, the EPA proposed a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The proposed rule would: (1) update NSPS subpart OOOOa; (2) adopt a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS subpart OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. If finalized, these increasingly stringent requirements, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers. The Company had previously complied with these regulations during the Obama administration and does not expect the reinstatement to have a material effect on the Company or its operations.

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

Other federal agencies have also taken steps to impose new or more stringent regulations on the oil and gas sector in order to further reduce methane emissions. For example, the BLM adopted new rules, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while the effective date of others was delayed until 2019 pending reconsideration. In September 2018, BLM published a final rule that rescinded several requirements of the 2016 methane rules. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule. In December 2020, environmental groups appealed the October 2020 decision, and litigation is ongoing. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains possible. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain.

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

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative, and judicial developments are likely to occur. Such developments in greenhouse gas initiatives may affect us and other companies operating in the oil and gas industry. In addition to these developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against greenhouse gas emissions sources, which may increase our litigation risk for such claims. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States will formally re-join the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, we cannot predict the financial impact of related developments on us.

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

Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. In June 2015, the EPA and the U.S. Army Corps of Engineers (“USACE”) finalized a rule intended to clarify the meaning of the term “waters of the United States,” (“WOTUS”) which establishes the scope of regulated waters under the Clean Water Act. The rule has been challenged and was stayed by federal courts. If upheld, the rule is expected to expand federal jurisdiction under the Clean Water Act. On February 6, 2018, EPA and USACE published a final rule to postpone the effectiveness of the WOTUS rule until February 6, 2020. The February 2018 delay rule is subject to pending judicial challenges in multiple federal district courts. In October 2019, EPA and USACE issued a final rule that repealed the 2015 WOTUS definition and reinstated the agencies’ narrower pre-2015 scope of federal CWA jurisdiction. In April 2020, EPA and USACE issued a new final WOTUS definition that continues to provide a narrower scope of federal CWA jurisdiction than contemplated under the 2015 WOTUS definition, while also providing for greater predictability and consistency of federal CWA jurisdiction. Judicial challenges to EPA’s 2015 WOTUS definition, the October 2019 repeal rule and the April 2020 final rule are currently before multiple federal district courts. Additionally, the rules are among agency actions listed for review in accordance with President Biden’s January 20, 2021 Executive Order: “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis.”

On August 30, 2021, the U.S. District Court for the District of Arizona vacated and remanded the April 2020 final rule. Following the August 30, 2021 decision, EPA and USACE ceased implementing the April 2020 final rule, and on December 7, 2021, published a proposed rule titled the “Revised Definition of ‘Waters of the United States.’” The proposed rule provides that EPA and USACE will began interpreting the WOTUS definition consistent with the Pre-2015 regulatory regime, generally referred to as the “1986 definition,” subject to some amendments that reflect the agencies’ interpretation of the statutory limits on the WOTUS definition and Supreme Court precedent. The proposed rule, if finalized, would be expected to significantly expand federal jurisdiction as compared to the April 2020 final rule, and as such, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. Regulations promulgated pursuant to the Clean Water Act require that entities that discharge into federal and state waters obtain National Pollutant Discharge

Elimination System permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed by our permits and that continued compliance with such existing permit conditions will not have a material effect on our financial condition, results of operations, or cash flows.

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

It is common for our customers or suppliers to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by oil and gas producers. Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into rock formations to stimulate gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative, and regulatory efforts at the federal level and in some states and localities have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations of our customers and suppliers. There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. On December 13, 2016, the EPA released a study of the potential adverse effects that hydraulic fracturing may have on water quality and public health, concluding that there is scientific evidence that hydraulic fracturing activities potentially can impact drinking water resources in the United States under some circumstances. This study or similar studies could spur initiatives to further regulate hydraulic fracturing. In June 2016, the EPA finalized rules prohibiting discharges of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. Also, effective June 24, 2015, BLM adopted rules regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and American Indian lands. A federal district court invalidated these BLM rules in June 2016, but they were reinstated on appeal by the U.S. Court of Appeals for the Tenth Circuit in September 2017. In December 2017, BLM published a final rule rescinding the 2015 BLM rules. The final rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. On March 27, 2020, the District Court upheld the BLM’s rescission of the 2015 rules. This decision is pending appeal in the U.S. Court of Appeals for the Ninth Circuit. Reinstatement of the 2015 BLM rules, or the adoption of additional regulatory burdens in the future, whether federal, state, or local, could increase the cost of or restrict the ability of our customers or suppliers to perform hydraulic fracturing. As a result, any increased federal, state, or local regulation could reduce the volumes of natural gas that our customers move through our gathering systems which would materially adversely affect our financial condition, results of operations, or cash flows.

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

Human Capital

As of December 31, 2021, we (through our subsidiaries) employed 1,073 full-time employees. Of these employees, 249 were general and administrative, engineering, accounting, and commercial personnel, and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

One of our core values is a “focus on people.” We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We are committed to providing a working environment that empowers our employees, allows them to execute at their highest potential, keeps them safe, and promotes their professional growth. We offer a competitive total rewards program to our employees. Our total rewards program is comprised of base salary, short-term incentives tied to our performance, comprehensive employee benefits that include medical and dental coverage, company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents. We also offer a 401(k) program, which includes fully-vested employer matched contributions. We believe that our values, rewarding work environment, and competitive pay help us retain our employees and minimize employee turnover in a very challenging personnel market. Our employees have an average tenure of eight years and voluntary turnover rates over the last three years have remained relatively flat, averaging approximately 9% per year.

The safety of our employees is a key management priority. We strive to promote a safety-centric culture, including linking a portion of short-term incentive compensation for our employees to our safety standards and performance. We also maintain strict safety protocols and require quarterly safety training for all field employees and annual safety training for corporate employees. During 2021, EnLink had its best safety year on record. We assess the effectiveness of our safety record by closely monitoring various measures, including our Total Recordable Incident Rate (“TRIR”), which is an industry standard measurement of safety. In 2021, we had a TRIR of 0.44, representing the lowest number of employee reportable incidents in our history. We also require annual safety training by every employee. Additional hours of safety training are required for field personnel. During 2021, our employees completed approximately 8,000 online courses comprising more than 8,500 hours of compliance-based training. In addition, our employees completed over 4,500 hours of required safety training.

We also see value in having a diverse and inclusive environment. We have a Diversity, Equity, and Inclusion Action Team, which is responsible for helping us to promote and foster a welcoming, open, and diverse workplace, and whose members are drawn from throughout the company. As of December 31, 2021, women represented approximately 39% of the positions at our corporate offices in Dallas and Houston and held approximately 36% of all manager and above positions in those offices. At the same date, minorities represented approximately 26% of the manager and above positions at our corporate offices in Dallas and Houston and held approximately 20% of all manager and above positions company-wide. Additionally, women and minorities constituted 29% of all officers company-wide. We also require annual anti-harassment and discrimination training for all employees, and, in 2021, all people managers completed inclusive leadership training.

For more information on our employee initiatives, see the “Our People” section of our Sustainability Report (located on our website at www.enlink.com) regarding our Human Capital programs and initiatives. In addition, see “General and Recent Developments—Current Market Environment” for more information regarding our actions to prioritize the health and safety of our employees with respect to the COVID-19 pandemic. Information included in our Sustainability Report or otherwise included on our website is not incorporated into this Annual Report on Form 10-K.

Sustainability

We strive for sustainable business practices, including safe, responsible and ethical operations, respect for the environment, a focus on customers, and support for our team of employees. We maximize safe operations of our assets by focusing on mitigating risk, routinely increasing knowledge and skills of our employees, improving our processes, and measuring our performance. We link a portion of short-term incentive compensation for our employees to our safety standards and performance in order to promote a safety-centric culture. We also operate our assets and construct new facilities to minimize our footprint and environmental impact, control pollution, and conserve resources. We focus on serving our customers safely and reliability and providing the highest level of service through innovation and continuous improvement processes in our business. We support our employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

We have a standing Sustainability Committee (“Sustainability Committee”) of the Board of Directors of the Managing Member (the “Board”), which assists the Board in its general oversight of our environmental, social, and governance initiatives, including our environmental, health and safety, and operational excellence initiatives, and also provides oversight with respect to identifying, evaluating, and monitoring of risks associated with such matters. We have also formed an executive sponsored, cross-functional committee, comprised of leaders from various departments of our company, to put into action our sustainable business practices. In addition, we publish an annual sustainability report, which provides both accountability to us regarding sustainable business practices as well as transparency to our stakeholders regarding our progress toward becoming a more sustainable company. Our most recent sustainability report can be found on our website (www.enlink.com). Information included in our Sustainability Report or otherwise included on our website is not incorporated into this Annual Report on Form 10-K.

Environmental Responsibility

We strive for safe operations that minimize our environmental impact. We demonstrate that objective by complying with applicable environmental laws, focusing on prevention of spills and emissions of unpermitted substances into the atmosphere, reducing our impact on land, waterways, and wildlife habitats, and managing our resource consumption to minimize waste. We have also adopted technologies that support the continuous improvement of our operations to minimize their environmental impact.

We work to operate our assets in a way that maximizes their usefulness, reliability, and safe operations, including through the use of smart tool runs, pressure testing, cathodic protection and robust corrosion management, and routine tests of our assets. We utilize the latest technology to monitor and operate our pipeline systems, such as leak detection monitoring software and vibration monitoring of our compressor stations, which accelerates response time to potential incidents and increases our reliability. We also hold safety trainings for our employees each month and require employees to attend based on their job position.

We attempt to minimize our environmental impact through our operations. Many of our facilities are self-powered, generating energy from the hydrocarbons being processed and reducing the need for public grid connection. We also employ processes that allow us to repurpose exhaust heat, a byproduct of operations, for warming purposes required elsewhere in our process. We utilize solar capabilities to power our methanol pumps, meter stations, and line operating data gathering stations, reducing our need for additional power. We maintain a robust leak detection and repair program and have implemented infrared optical gas image surveys at most of our facilities. To improve emissions performance and operational efficiency, we replaced flares with thermal oxidizers at many of our plants, and we installed vapor recovery units and exhaust catalysts and rerouted compressor blowdown gas back into our system at many of our compressor stations and we continue to make similar changes to our operations, from time to time, to minimize our environmental impact.

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

We also seek to minimize the CO2 emissions in our operations. In May 2021, we announced our intention to reach net zero greenhouse gas emissions by 2050, positioning us among industry leaders in sustainability. We plan to execute substantial emissions reduction strategies that will systematically move EnLink toward a net zero goal, including achieving a 30%
reduction in methane emissions intensity by 2024 and a path to reach a 30% reduction in total CO2-equivalent emissions intensity levels by 2030, both as compared to 2020 levels. In November 2021, we entered into an agreement with Continental Carbonic Products, Inc., a wholly owned subsidiary of Matheson Tri-Gas, Inc., and member of the Nippon Sanso Holdings Corporation group of companies, to capture and sell CO2 emitted from our Bridgeport processing plant in North Texas. The

CO2 will be sold on a firm basis for 15 years and will be converted into food-grade products. This project is expected to be in service in early 2024. The project makes meaningful progress toward our goal of a 30% reduction in total CO2-equivalent emissions intensity by 2030, while being modestly profitable.

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

We provide competitive pay packages that support the financial security of our employees and help attract and retain top talent. For more information on our employee initiatives, see “Item 1. Business—Human Capital” in this report.

Governance

The Board includes directors with extensive energy, finance, sustainability, and public company governance experience. The compensation of our executives is determined and approved by the Board and by the Governance and Compensation Committee (the “Compensation Committee”) of the Board, which Compensation Committee includes independent directors. The determination of executive compensation includes an analysis of the evolving demands of the industry, assessment of individual contributions to the business strategy, and an in-depth comparison of the compensation practices of a defined peer company group. We foster a strong culture of ownership among our executives and align the interests of our leaders with those of our stakeholders by tying a large portion of the short-term and long-term compensation of our executives to the performance of the company.

We require our employees to complete annual training courses related to our corporate policies, including our Code of Business Conduct and Ethics, which outlines our requirements to maintain a work culture based on integrity, ethics, and safe and fair business dealings. We also identify and prioritize the risks associated with our business each quarter through our enterprise risk management program, conducted by leaders throughout our business. We identify top risks to our business and regularly review them with the Board and its committees, including the Sustainability Committee, and through biannual meetings held with the Audit Committee.

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

Risk Factor Summary

The following is a summary of risk factors that could adversely impact our financial condition, results of operations, or cash flows:

Risks Inherent in an Investment in ENLC

Risks Inherent to an Investment in ENLC include the following risks:

•GIP owns approximately 46.4% of our outstanding common units as of February 9, 2022 and controls the Managing Member, and therefore, GIP could favor GIP’s own interests to the detriment of our unitholders in any conflict of interest;
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
•the holders of Series B Preferred Units have certain voting rights and the preferred units may be exchanged for our common units, diluting common unitholders;
•GIP may sell common units, which could adversely impact the trading price of common units;
•our Managing Member has a call right that may require unitholders to sell their common units at an undesirable time or price;
•costs reimbursements due to the Managing Member and its affiliates will be determined by the Managing Member and could be substantial;
•unitholders may have liability to repay distributions that were wrongfully distributed to them; and
•the price of our common units may fluctuate significantly.

Financial and Indebtedness Risks

Financial and Indebtedness Risks include the following risks:

•our cash flow consists almost exclusively of cash flows from ENLK, and we may not have sufficient cash available to pay distributions to unitholders each quarter;
•our debt agreements have terms, which may restrict our current and future operations;
•our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities;
•changes in the availability and cost of capital, as a result of a change in our credit rating, could increase our financing costs and reduce our cash available for distribution;
•impairments to long-lived assets, lease right-of-use assets, and equity method investments could reduce our earnings;
•exposure to credit risk of our customers and counterparties could have an adverse effect on our financial condition;
•interest rate increases could adversely impact the price of ENLC’s common units, our ability to issue equity or incur indebtedness, and our ability to make cash distributions;
•we may not realize our deferred tax assets;
•entity level corporate income taxes will reduce cash available for distributions to common unitholders; and
•changes in determining LIBOR or its replacement with a new benchmark rate under our debt agreements may adversely impact interest expense.

Business and Industry Risks

Business and Industry Risks include the following risks:

•the ongoing coronavirus (COVID-19) pandemic has persisted and the outlook remains uncertain and could adversely affect our business, financial condition, and results of operation;
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
•vulnerability to weather-related risks, particularly for our South Louisiana and Texas Gulf Coast assets, could adversely impact our financial condition, results of operations, or cash flows;
•our dependency on certain of our large customers for a substantial portion of the natural gas that we gather, process, and transport could result in a decline in our operating results and cash available for distribution, and developments that materially and adversely affect these customers could adversely affect us;
•future growth may be limited if we are unable to make acquisitions on economically acceptable terms and integrate assets into our asset base effectively;
•entering into new businesses in connection with our strategy to participate in the energy transition could limit our future growth if we are unable to execute on this strategy or operate these new lines of business effectively or the new lines of business may never develop or present risks that we cannot effectively manage;
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
•our use of derivative financial instruments does not eliminate our exposure to commodity price fluctuations and could result in financial losses or reduce our income; and
•terrorist or cyberattack or a failure of our computer systems may adversely affect our ability to operate our business and may harm our reputation.

Environmental, Legal Compliance, and Regulatory Risks

Environmental, Legal Compliance, and Regulatory Risks include the following risks:

•increases in federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing could result in increased costs and reductions or delays in natural gas production by our customers and could adversely impact our revenues and results of operation;
•climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGL services we provide;
•our ability to receive or renew required permits and other approvals from governmental authorities or other third parties could impact our operations;
•federal and state rate and service regulation and pipeline safety regulation on our natural gas or liquids pipelines could limit our revenues and increase our operating costs;
•compliance with existing or new environmental laws and regulations could increase our operating costs;
•compliance with privacy and data protection laws could increase our operating costs;
•recent rules under the Clean Air Act could increase our capital expenditures and operating costs and reduce demand for our services; and
•restrictions on our operations imposed by the ESA and MBTA could have an adverse impact on our operations.

Risks Inherent in an Investment in ENLC

GIP owns approximately 46.4% of ENLC’s outstanding common units as of February 9, 2022 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including GIP, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

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

Pursuant to the terms of our operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to the Managing Member, or any of its affiliates, including GIP and its officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any unitholder for breach of any duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity, or does not communicate such opportunity or information to us. As a result, competition from GIP, its affiliates, and other companies in which it owns interests could materially and adversely impact our results of operations and the level of our distributions. This may create actual and potential conflicts of interest between us and affiliates of the Managing Member and result in less than favorable treatment of us and our unitholders.

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

•the requirement that the board of directors have a nominating or corporate governance committee, composed entirely of independent directors, that is responsible for identifying individuals qualified to become board members, consistent with criteria approved by the board, selection of board nominees for the next annual meeting of equity holders, development of corporate governance guidelines, and oversight of the evaluation of the board and management;

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

Our operating agreement contains provisions that eliminate and replace the fiduciary standards that the Managing Member would otherwise be held to by state fiduciary duty law. For example, our operating agreement permits the Managing Member to make a number of decisions, in its individual capacity, as opposed to in its capacity as the Managing Member, or otherwise, free of fiduciary duties to us and our unitholders. This entitles the Managing Member to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates, or our members. Examples of decisions that the Managing Member may make in its individual capacity include:

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

ENLC’s unitholders are unable to remove the Managing Member without its consent because the Managing Member and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding ENLC common units voting together as a single class is required to remove the Managing Member. As of February 9, 2022, the Managing Member and its affiliates owned approximately 46.4% of the outstanding ENLC common units.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with the GIP Transaction (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. Moreover, any change of control of the Managing Member would permit the lenders under ENLC’s Consolidated Credit Facility and AR Facility to declare all amounts thereunder immediately due and payable, and if any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

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

Our Managing Member may transfer its managing member interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our operating agreement does not restrict the ability of GIP to transfer all or a portion of the ownership interest in the Managing Member to a third party. If the managing member interest were transferred, the new owner of the Managing Member would then be in a position to replace the board of directors and officers of the Managing Member with its own choices and thereby exert significant control over the decisions made by such board of directors and officers. This effectively permits a “change of control” of the Managing Member without the vote or consent of the unitholders. On July 18, 2018, Devon sold its equity interests in us and our Managing Member to affiliates of GIP, without a vote or consent of the unitholders. For more information about the GIP transaction, see “Item 8. Financial Statements and Supplementary Data—Note 1.”

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

The ENLC Class C Common Units give the holders thereof certain voting rights, and the ability to exchange such holder’s Series B Preferred Units into our common units, which could cause dilution to our common unitholders.

The holders of our Series B Preferred Units have an equal number of ENLC Class C Common Units, which provide these holders with certain voting rights at ENLC in accordance with our operating agreement. For each additional Series B Preferred Unit issued by ENLK pursuant to its partnership agreement, ENLC will issue an additional Class C Common Unit to the applicable holders of Series B Preferred Units, so that the number of ENLC Class C Common Units issued and outstanding will always equal the number of Series B Preferred Units issued and outstanding. The holders of ENLC Class C Common Units will vote with the holders of common units as a single class on all matters on which holders of common units are entitled to vote. Each Class C Common Unit will be entitled to the number of votes equal to the number of common units into which a Series B Preferred Unit is then exchangeable, which is the product of the number of Series B Preferred Units being exchanged multiplied by 1.15 (subject to certain adjustments).

In addition, the holders of ENLC Class C Common Units are entitled to vote as a separate class on any matter that (i) adversely affects the rights, preferences, and privileges of the ENLC Class C Common Units or the Series B Preferred Units, including certain leverage ratio restrictions and other minority protections with respect to substantially the same matters for which the holders of Series B Preferred Units have approval rights under the ENLK partnership agreement, or (ii) amends or modifies any of the terms of the ENLC Class C Common Units or Series B Preferred Units. The approval of a majority of the ENLC Class C Common Units is required to approve any matter for which the holders of ENLC Class C Common Units are entitled to vote as a separate class. These restrictions may adversely affect our ability to finance future operations or capital needs or to engage in other business activities.

Furthermore, the exchange of the Series B Preferred Units into common units, which the holders of the Series B Preferred Units may elect to cause at any time, may cause substantial dilution to the holders of the common units. As of February 9, 2022, on an as-exchanged basis, the Series B Preferred Units (and the corresponding voting power of the ENLC Class C Common Units) represented approximately 10.1% of the membership interests of ENLC.

GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units.

As of February 9, 2022, GIP held 224,355,359 ENLC common units. Additionally, we have agreed to provide GIP with certain registration rights with respect to the ENLC common units held by it. The sale of these units could have an adverse impact on the price of ENLC common units or on any trading market that may develop. On February 15, 2022, we and GIP entered into an agreement pursuant to which we will repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter will be calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP will be the average per unit price paid by us for the common units repurchased from public unitholders. For more information about our repurchase agreement with GIP, see Item 9B of this Report.

Our Managing Member has a call right that may require unitholders to sell their ENLC common units at an undesirable time or price.

If at any time the Managing Member and its affiliates own more than 90% of ENLC’s common units, the Managing Member will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of ENLC common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of ENLC common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by the Managing Member or any of its affiliates for ENLC common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their ENLC common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our Managing Member is not obligated to obtain a fairness opinion regarding the value of ENLC common units to be repurchased by it upon exercise of the call right. There is no restriction in our operating agreement that prevents the Managing Member from issuing additional ENLC common units and exercising its call right. If the Managing Member exercised its call right, the effect would be to take us private. As of February 9, 2022, GIP owned an aggregate of approximately 46.4% of outstanding ENLC common units.

Cost reimbursements due to the Managing Member and its affiliates for services provided, which will be determined by the Managing Member, could be substantial and would reduce cash available for distribution to our unitholders.

Prior to making distributions on ENLC common units, we will reimburse the Managing Member and its affiliates for all expenses they incur on our behalf. These expenses will include all costs incurred by the Managing Member and its affiliates in managing and operating us, including costs for rendering corporate staff and support services to us, if any. There is no limit on the amount of expenses for which the Managing Member and its affiliates may be reimbursed. Our operating agreement provides that the Managing Member will determine the expenses that are allocable to us. In addition, to the extent the Managing Member incurs obligations on behalf of us, we are obligated to reimburse or indemnify the Managing Member. During 2021, we reimbursed the Managing Member and its affiliates for $0.5 million in connection with personnel secondment services provided by GIP. If we are unable or unwilling to reimburse or indemnify the Managing Member, the Managing Member may take actions to cause us to make payments of these obligations and liabilities. Any such payments could reduce the amount of cash otherwise available for distribution to our unitholders.

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

As of February 9, 2022, approximately 53.6% of ENLC common units were held by public unitholders. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of ENLC common units, and limit the number of investors who are able to buy ENLC common units. The market price of ENLC common units may be influenced by many factors, some of which are beyond our control, including:

•the quarterly distributions paid by us with respect to ENLC common units;
•our quarterly or annual earnings, or those of other companies in our industry;
•the loss of a significant customer;
•events affecting GIP;
•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•general economic conditions, including the impacts of COVID-19 (or any of its variants) or any other pandemic;
•the failure of securities analysts to cover ENLC common units or changes in financial estimates by analysts;
•future sales of ENLC common units; and
•other factors described in these “Risk Factors.”

In March 2020, soon after the World Health Organization declared the ongoing COVID-19 outbreak a pandemic, the ENLC common units reached a historically low trading price of $0.93.

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

The terms of the Consolidated Credit Facility, the AR Facility, and indentures governing our senior notes and ENLK’s senior notes may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Consolidated Credit Facility, the AR Facility, and the indentures governing our senior notes and ENLK’s senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

•incur subsidiary indebtedness;
•engage in transactions with our affiliates;
•consolidate, merge, or sell substantially all of our assets;
•incur liens;
•enter into sale and lease back transactions; and
•change business activities we conduct.

In addition, the Consolidated Credit Facility requires us to satisfy and maintain specified financial ratios, and the AR Facility requires ENLC’s consolidated leverage ratio not to exceed limits identical to those in the Consolidated Credit Facility. The AR Facility also contains events of default relating to a borrowing base deficiency and events negatively affecting the overall credit quality of the receivables securing the AR Facility. Our ability to meet those financial ratios and receivables-related tests can be affected by events beyond our control, including prevailing economic, financial, and industry conditions, and we cannot assure you that we will meet those ratios and receivables-related tests, particularly if market or other economic conditions deteriorate.

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

We continue to have the ability to incur debt, subject to limitations in our debt agreements. Our level of indebtedness could have important consequences to us, including the following:

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

We cannot guarantee that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. As of February 9, 2022, Fitch Ratings, S&P, and Moody’s have assigned a BB+, BB+, and Ba2 credit rating, respectively, to ENLK and ENLC. Any downgrade could also lead to higher borrowing costs for future borrowings and could require:

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

GAAP requires us to test long-lived assets, including intangible assets with finite useful lives, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. For the investments we account for under the equity method, the impairment test considers whether the fair value of the unconsolidated affiliate investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary. If we determine that an impairment is indicated, we would be required to take an immediate non-cash charge to earnings with a correlative effect on equity and balance sheet leverage as measured by debt to total capitalization. For the year ended December 31, 2021, we recognized $0.8 million impairment expense related to property and equipment and lease right-of-use assets. We have recognized impairments on property and equipment in the past. See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information about impairment of long-lived assets. Additional impairment of the value of our existing long-lived assets could have a significant negative impact on our future operating results.

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

Interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, ENLC’s unit price is impacted by ENLC’s level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in ENLC’s units, and a rising interest rate environment could have an adverse impact on the price of ENLC’s common units, ENLC’s or ENLK’s ability to issue equity or incur debt for acquisitions or other purposes and ENLC’s or ENLK’s ability to make cash distributions at our intended levels or at all. Beginning on December 15, 2022, distributions on ENLK’s Series C Preferred Units will be based on a floating rate tied to LIBOR rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates.

We may not realize our deferred tax assets.

As of December 31, 2021, we had deferred tax assets (primarily consisting of federal and state net operating loss carryovers) of $633.2 million, against which we provided a valuation allowance of $151.6 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income to utilize our net operating loss carryovers before they expire. While we have recorded valuation allowances against certain of our deferred tax assets, the valuation allowances are subject to change as facts and circumstances change.

Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of December 31, 2021, we have not experienced an ownership change. Therefore, our utilization of net operating loss carryforwards was not subject to an annual limitation. However, if we were to experience ownership changes in the future as a result of subsequent shifts in our common unit ownership, our ability to use our pre-change net operating loss carryforwards to offset future taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In any case, our net operating loss and tax credit carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where these tax attributes are incurred.

The value of our deferred tax assets and liabilities are also dependent upon the tax rates expected to be in effect at the time they are realized. A change in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would change the value of our deferred taxes, which could be material.

We are treated as a corporation subject to entity level federal and state income taxation. Any such entity level income taxes will reduce the amount of cash available for distribution.

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

Amounts drawn under the Consolidated Credit Facility and the AR Facility currently bear interest at rates based on the U.S. Dollar London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority in the United Kingdom (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. On March 5, 2021, ICE Benchmark Administration, the current administrator of LIBOR, announced that it intends to cease publication of 1-week and 2-month LIBOR at the end of 2021 and, subject to compliance with applicable regulations, including as to representativeness, it does not intend to cease publication of the remaining tenors until June 30, 2023. It is uncertain whether USD LIBOR will be available as a benchmark for pricing our floating rate indebtedness until, or after, June 30, 2023. The Consolidated Credit Facility and the AR Facility include mechanisms to amend the facilities to reflect the establishment of an alternative rate of interest upon the occurrence of certain events related to the phase-out of LIBOR and on September 24, 2021, EnLink Midstream Funding, LLC entered into the Second Amendment to the Receivables Financing Agreement to, among other things, provide for the technical amendment and contractual alternative to address the anticipated replacement of LIBOR. The expected replacement reference rate for the AR Facility, plus the applicable spread adjustment, could result in a higher interest rate under the AR Facility than if our borrowings were still based upon LIBOR. If no such amendment or other contractual alternative is established for the Consolidated Credit Facility on or prior to the phase-out of LIBOR, interest under the Consolidated Credit Facility will bear interest at higher rates based on the prime rate until such amendment or other contractual amendment is established. Even where we have entered into interest rate swaps or other derivative instruments for purposes of managing our interest rate exposure, our hedging strategies may not be effective as a result of the replacement or phasing out of LIBOR, and our earnings may be subject to volatility. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR. The potential increase in our interest expense as a result of the phase-out of LIBOR and uncertainty as to the nature of such potential phase-out and alternative reference rates or disruption in the financial market could have an adverse effect on our financial condition, results of operations and cash flows.

Business and Industry Risks

The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The ongoing pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, resulted in a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas, and NGLs, and a significant reduction in the market price of crude oil and a related curtailment of drilling and production activity, including by some of our customers, during the first and second quarter of 2020. As a result of these decreases in producer activity, we experienced reduced volumes gathered, processed, fractionated, and transported on our assets in some of the regions that supply our systems during this same period, although commodity prices and our volumes have now returned to pre-pandemic levels.

Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. Beginning in March 2020, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We maintain a crisis management team for health, safety and environmental matters and personnel issues and a cross-functional COVID-19 response team to address various impacts of the situation, as they develop. We also continue to promote heightened awareness, vigilance, and hygiene, and we continue to evaluate and adjust our preventative measures, response plans and business practices with the evolving impacts of COVID-19 and its variants. We have continued to maintain these COVID protocols since the inception of the pandemic and to date we have not experienced any significant COVID-19 related operational disruptions. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. If a large proportion of our employees in critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our systems, pipelines, and facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

There remains considerable uncertainty regarding how long the COVID-19 pandemic (including the Delta and Omicron variants of the virus, as well as any other variants) will persist and affect economic conditions and the extent and duration of changes in consumer behavior, such as the reluctance to travel, as well as whether governmental and other measures implemented to try to slow the spread of the virus and its variants, such as large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns that exist as of the date of this report will be extended or whether new measures will be imposed. As a result, there is significant uncertainty as to whether COVID-19 will cause additional market dislocations or how significantly and how long any such market disruptions may affect us. We expect to see continued volatility in crude oil, condensate, natural gas, and NGL prices for the foreseeable future, which may, over the long term, adversely impact our business. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows.

These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, liquidity, financial condition, results of operations, and cash flows. A substantial deterioration in our business and/or a prolonged period of market dislocation could also affect our compliance with the financial covenants in our revolving credit facility, particularly the consolidated leverage ratio covenant. If we were unable to continue to meet any of the financial covenants, we would not be able to borrow funds under our revolving credit facility and the AR Facility.

We cannot predict the full impact that the COVID-19 pandemic or the related volatility in oil and natural gas markets will have on our business, liquidity, financial condition, results of operations, and cash flows at this time due to numerous uncertainties. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) has heightened a number of the risks discussed in the risk factors described in this report. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the impact of the Delta and Omicron variants of the virus, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the emergence of new variants of the virus against which vaccines are less effective, the effect of the pandemic on economic, social and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social and operating conditions resume.

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
•weather conditions, including the impact of hurricanes and winter storms;
•increases in storage levels of natural gas, NGLs, crude oil, and condensate;
•increased use of alternative energy sources;
•decreased demand for natural gas, NGLs, crude oil, and condensate;
•economic conditions, including the impacts of COVID-19 (or any of its variants) or any other pandemic;
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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new crude oil, condensate, and natural gas reserves. As recently as 2020, during the COVID-19 pandemic, commodity prices fell, which led to lower drilling activity, and resulted in lower volumes in the basins in which we operate. Although crude oil and natural gas prices and production activities have generally recovered to pre-pandemic levels, global capital investments by oil and natural gas producers remain at relatively low levels compared to historical levels, and producers remain cautious. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to our systems and assets. Additional governmental regulation of, or delays in issuance of permits for, exploration and production industry may negatively impact current and future drilling activity. In addition, real or perceived differences in economic returns from various producing basins could influence producers to direct their future drilling activity away from basins in which we currently operate. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A continued decrease in the level of drilling activity or a material decrease in production in our principal geographic areas for a prolonged period, as a result of unfavorable commodity prices or otherwise, likely would have a material adverse effect on our financial condition, results of operations, and cash flows.

Our profitability is dependent upon prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control and have been volatile. A depressed commodity price environment could result in financial losses and reduce our cash available for distribution.

We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing and NGL fractionation components of our business. For the year ended December 31, 2021, approximately 6% of our total adjusted gross margin was generated under percent of liquids contracts and percent of proceeds contracts, with most of these contracts relating to our processing plants in the Permian Basin. Under percent of liquids contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under percent of liquids contracts are directly impacted by the market price of NGLs. Adjusted gross margin under percent of proceeds contracts is impacted only by the value of the natural gas or liquids produced with margins higher during periods of higher natural gas and liquids prices.

We also realize adjusted gross margins under processing margin contracts. For the year ended December 31, 2021, less than 1% of our total adjusted gross margin was generated under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

We are also indirectly exposed to commodity prices due to the negative impacts of low commodity prices on production and the development of production of crude oil, condensate, natural gas, and NGLs connected to or near our assets and on the levels of volumes we transport between certain market centers.

Although the majority of our NGL fractionation business is under fee-based arrangements, a portion of our business is exposed to commodity price risk because we realize a margin due to product upgrades associated with our Louisiana fractionation business. For the year ended December 31, 2021, adjusted gross margin realized associated with product upgrades represented less than 2% of our adjusted gross margin.

Commodity prices were volatile during 2021. Crude oil prices increased 58%, weighted average NGL prices increased 77%, and natural gas prices increased 45% from January 1, 2021 to December 31, 2021. We expect continued volatility in these commodity prices. For example, see the table below for the range of closing prices for crude oil, NGL, and natural gas during 2021.

Commodity	Closing Price	Date
Crude oil (high) (1)	$84.65	October 26, 2021
Crude oil (low) (1)	$47.62	January 4, 2021
Crude oil (average) (1)(4)	$68.11	Not applicable
NGL (high) (2)	$1.02	November 1, 2021
NGL (low) (2)	$0.46	January 4, 2021
NGL (average) (2)(4)	$0.71	Not applicable
Natural gas (high) (3)	$6.31	October 5, 2021
Natural gas (low) (3)	$2.45	January 22, 2021
Natural gas (average) (3)(4)	$3.72	Not applicable
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
•public health crises that reduce economic activity and affect the demand for travel, including the impacts of COVID-19 (or any of its variants) or any other pandemic;
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

We could also face pressures from stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. These stakeholders could require us to implement ESG procedures or standards in order to remain invested in us or before they could make further investments in us.

Additionally, we could face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. We have adopted certain practices as highlighted in our annual sustainability report, including a focus on environmental stewardship by operating our assets and constructing new facilities in order to minimize our footprint and environmental impact, control pollution, and conserve resources. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet stakeholder expectations, our business, ability to access capital, and/or our common unit price could be harmed.

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

Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods, ice storms, blizzards, extreme cold weather, fires, severe temperatures, and earthquakes, and also disruptions caused by these natural events, such as electrical blackouts. In particular, South Louisiana and the Texas Gulf Coast experience hurricanes and other extreme weather conditions on a frequent basis. The location of significant assets and concentration of activity in these regions make us particularly vulnerable to weather risks in these areas.

During the third quarter of 2021, we experienced a temporary loss of some processing volumes in our Louisiana operations due to the effects of Hurricane Ida, which forced a temporary shut-down of some of our operations and those of our downstream customers. All of our operations and those of our customers are now operating normally. In 2020, our Louisiana assets were also affected by hurricanes. The location of significant assets and concentration of activity in these active hurricane regions make us particularly vulnerable to weather events in these areas.

In addition, our assets are vulnerable to winter storms and extreme cold weather. For example, in February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). Winter Storm Uri adversely affected our facilities and activities across our footprint, as it did for producers and other midstream companies located in these areas. The severe cold temperatures caused production freeze-offs and also led some producers to proactively shut-in their wells to preserve well integrity. As a result, our gathering and processing volumes were significantly reduced during this period, with peak volume declines ranging between 44% and 92%, depending on the region.

High winds, storm surge, flooding, ice storms, extreme cold weather, and other natural disasters can cause significant damage and curtail our operations for extended periods during and after such weather conditions and could cause significant disruptions in electrical power, all of which may result in decreased revenues and otherwise adversely impact our financial condition, results of operations, or cash flow. These interruptions could involve significant damage to people, property, or the environment, and repair time and costs could be extensive. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions to our unitholders and, accordingly, adversely affect our financial condition and the market price of our securities. Moreover, as a larger portion of our operations become dependent on a steady supply of electric power to operate, in part as a result of a shift to electrical power in order to minimize CO2 emissions, we would be more vulnerable to events such as extreme weather that cause blackouts, which could disrupt our operations and persist for a significant period of time.

In addition, we rely on the volumes of natural gas, crude oil, condensate, and NGLs gathered, processed, fractionated, and transported on our assets. These volumes are influenced by the production from the regions that supply our systems. Adverse weather conditions and persistent electrical blackouts can cause direct or indirect disruptions to the operations of, and otherwise negatively affect, producers, suppliers, customers, and other third parties to which our assets are connected, even if our assets are not damaged. As a result, our financial condition, results of operations, and cash flows could be adversely affected. Also, disruptions in our operations, which affect our customers and other third parties, have generated, and could in the future generate, commercial and legal disputes with these parties that could cause us to pay damages or make business concessions to these parties, and these damages or business concessions might be costly to the Company and adversely affect our financial condition, results of operation, and cash flows.

Our pipeline operations along the Gulf Coast and offshore could be impacted by subsidence and coastal erosion. Such processes could cause serious damage to our pipelines, which could affect our ability to provide transportation services.

Additionally, such processes could impact our customers who operate along the Gulf Coast, and they may be unable to utilize our services. Subsidence and coastal erosion could also expose our operations to increased risks associated with severe weather conditions, such as hurricanes, flooding, and rising sea levels. As a result, we may incur significant costs to repair and preserve our pipeline infrastructure. Such costs could adversely affect our financial condition, results of operations, or cash flows.

We are dependent on certain large customers for a substantial portion of the natural gas that we gather, process, and transport. The loss of any of these customers would adversely affect our financial condition, results of operations, or cash flows.

We are dependent on certain large customers for a substantial portion of our natural gas supply. For the year ended December 31, 2021, Dow Hydrocarbons and Resources LLC, Marathon Petroleum Corporation, and Devon represented 14.5%, 13.4%, and 6.7%, respectively, of our consolidated revenues and each also represented a similar percentage of our adjusted gross margin. We expect to derive a significant portion of our revenues from these customers for the foreseeable future. As a result, any development, whether in our area of operations or otherwise, that adversely affects their production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues and cash available for distribution.

Further, we are subject to the risk of non-payment or non-performance by these customers. We cannot predict the extent to which these customers’ business will be impacted by pricing conditions in the energy industry, nor can we estimate the impact such conditions would have on these customers’ ability to perform under our gathering and processing agreements. If we were to lose any of these customers, and we are unable to replace the shortfall revenue from other sources, our operating results and cash flows would be adversely affected.

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

We intend to enter into new businesses in connection with our strategy to participate in the energy transition. If we are unable to execute on this strategy or operate these new lines of business effectively, our future growth could be limited. These new lines of business may never develop or may present risks that we cannot effectively manage.

As part of our strategy, we intend to build a CCS business, and we may enter into other new lines of business as part of adapting to the energy transition. These are new businesses that have no track record and which, while similar to our existing businesses, may present different challenges and risks. We may be unable to execute on our business plans, demand for these new services may not develop on a large or economic scale, or we may fail to operate these businesses effectively. In addition, we may not be able to compete with companies who also plan to enter into these new lines of business, and who may be larger than us and may have greater financial resources to devote to these businesses. These new businesses may also present novel issues in law, taxation, safety or environmental policy, and other areas that we may not be able to manage effectively. Management’s assessment of the risks in these new lines of business may be inexact and not identify or resolve all the problems that we would face. If we were not able to enter into these new lines of business effectively or at all, it could limit our future growth as lines of business connected to the energy transition grow and become a more important part of the energy business.

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

We participate in several joint ventures, and we may enter into other joint venture arrangements in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their contractual and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of commitment. If we do not timely meet our financial commitments or otherwise comply with our joint venture agreements, our ownership of and rights with respect to the applicable joint venture may be reduced or otherwise adversely affected. In addition, certain of our joint venture arrangements provide our joint venture partners with the right, under certain circumstances, to cause us to purchase their interest in the joint venture or to seek to sell the entire joint venture. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation, or other issues. Third parties may also seek to hold us liable for the joint ventures’ liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Gathering and compression services require laborers skilled in multiple disciplines, such as equipment operators, mechanics, and engineers, among others. Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor, or the unavailability of contract resources, may lead to operating challenges such as a lack of resources, loss of knowledge, or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. In addition, it has been widely reported in the press and elsewhere that businesses have faced a more challenging hiring environment since the onset of the pandemic and have had to pay higher wages to attract skilled labor. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.

Our operations expose us to fluctuations in commodity prices, and the Consolidated Credit Facility and the AR Facility expose us to fluctuations in interest rates. We use over-the-counter price and basis swaps with other natural gas merchants and financial institutions. Use of these instruments is intended to reduce our exposure to volatility in commodity prices. As of December 31, 2021, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices.

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

We are reliant on technology to conduct our business. Our business is dependent upon our operational and financial computer systems and those of our third-party providers with whom we are connected to process the data necessary to conduct almost all aspects of our business, including operating our pipelines, plants, truck fleet, and other facilities, recording and reporting commercial and financial transactions, and receiving and making payments. Dependence on automated systems may increase the risks related to operational systems failures and breaches of critical operational or financial controls, and tampering or deliberate manipulation of such systems may result in losses that are difficult to detect. In addition, any failure of our or our third-party providers’ computer systems, or those of our customers, suppliers, or others with whom we do business, could materially disrupt our ability to operate our business. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted cyberattacks to disable or disrupt computer systems, disrupt operations, and steal funds or data including through phishing schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

Cyberattacks could also result in the loss of confidential or proprietary data or security breaches of other information technology and pipeline systems that could damage our reputation and disrupt our operations and critical business functions. Due to COVID-19 protocols, many of our employees and those of our service providers, vendors and customers have been accessing computer systems remotely where their cybersecurity protections may be less robust and our cybersecurity procedures and safeguards may be less effective. Our assets may also be targets of vandalism, theft, destructive forms of protests and opposition by extremists, including acts of sabotage and terrorism, that could disrupt our ability to conduct our business and may have a material adverse effect on our business and results of operations. Furthermore the U.S. government has continued to issue public warnings that the nation’s strategic infrastructure, such as energy-related assets, may be at greater risk of future terrorist or cyberattacks than other targets in the United States. Any such terrorist or cyberattack that affects us or our customers, suppliers, or others with whom we do business, or that severely disrupts the markets we serve, could have a material adverse effect on our business, cause us to incur a material financial loss, subject us to possible legal claims and liability, and/or damage our reputation. Our insurance may not protect us against losses relating to such occurrences.

Moreover, as cyberattacks continue to evolve, we may be required to expend significant additional resources to further enhance our digital security or to remediate vulnerabilities. In addition, cyberattacks against us or others in our industry could result in additional regulations, which could lead to increased regulatory compliance costs, insurance coverage cost, or capital expenditures and any failure by us to comply with these additional regulations could result in significant penalties and liability to us. We cannot predict the potential impact to our business or the energy industry resulting from additional regulations.

Environmental, Legal Compliance, and Regulatory Risks

Increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews, relating to hydraulic fracturing could result in increased costs and reductions or delays in natural gas production by our customers, which could adversely impact our revenues and results of operations.

A portion of our suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. EPA and the BLM have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation. For instance, the EPA has issued final regulations under the federal Clean Air Act establishing performance standards, including standards for the capture of air emissions released during hydraulic fracturing, and adopted rules prohibiting the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants. The EPA announced its intention to reconsider the regulations relating to the capture of air emissions in April 2017 and sought to stay its requirements, however, EPA’s stay of these requirements was vacated by the D.C. Circuit in July 2017. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segments from the regulated source category and rescinding the application of the NSPS and methane-specific requirements to these sources. On January 21, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider publishing for notice and comment, by September 2021, a proposed rule suspending, revising, or rescinding the September 2020 NSPS for the oil and natural gas sector, and on June 30, 2021, President Biden signed a joint congressional resolution rescinding the 2020 Policy rule. In November 2021, the EPA proposed a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The proposed rule would: (1) update NSPS subpart OOOOa; (2) adopt a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS subpart OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. The BLM also adopted new rules, effective on January 17, 2017, to reduce venting, flaring and leaks during oil and natural gas production activities on onshore federal and Indian leases. In September 2018, BLM published a final rule that repealed several of the requirements of the 2016 methane rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule. Environmental groups have appealed the October 2020 decision, and litigation is ongoing.

In addition, President Biden has declared that he would support federal government efforts to limit or prohibit hydraulic fracturing. These declarations include threats to take actions banning hydraulic fracturing of crude oil and natural gas wells and banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. On January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands for 60 days, which may cover our offshore pipeline permits. Several states filed lawsuits challenging the suspension and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling, but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. If our customers are unable to secure permits, sustained reductions in exploration or production activity in our areas of operation could lead to reduced utilization of our pipeline and terminal systems or reduced rates under renegotiated transportation or storage agreements. We are still evaluating the effects of the recent order on our operations and our customers’ operations, but our inability and our customers’ inability to secure required permits could adversely affect our business, financial condition, results of operations, or cash flows, including our ability to make cash distributions to our unitholders. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the adoption of the Paris Agreement. The Paris Agreement became effective November 4, 2016 and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris

Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S.. President Biden declared that he would support federal government efforts to limit or prohibit hydraulic fracturing and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. In addition, as discussed under “Item 1. Business—Regulation,” on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands, including offshore pipeline leases, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a federal judge issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the judge’s ruling but resumed oil and gas leasing pending resolution of the appeal. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

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

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies and their regulators, such as the Federal Reserve, to limit or curtail activities with fossil fuel companies. These efforts could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our securities. In addition, discussions of GHG emissions and their possible impacts have become more widespread generally in society and public sentiment regarding these topics may become more challenging for fossil fuel companies. As a result, we could experience additional costs or financial penalties, delayed or cancelled projects, and/or reduced production and reduced demand for hydrocarbons, which could have a material adverse effect on our earnings, cash flows, and financial condition. Furthermore, recent judicial decisions have allowed certain tort claims brought by government and private plaintiffs alleging property damages due to climate change to proceed against GHG emissions sources, which may increase our litigation risk for such claims. Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Although it is not possible at this time to predict whether future legislation or new regulations may be adopted to address GHG emissions or how such measures would impact our business, the adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the natural gas or crude oil we gather, process, or otherwise handle in connection with our services. Moreover, many scientists have concluded that increasing concentrations of GHGs may produce climate changes associated with an increase in severity and frequency of extreme weather conditions which may affect our operations. See “—Our business is subject to a number of weather-related risks. These weather conditions can cause significant damage and disruption to our operations and adversely impact our financial condition, results of operations, or cash flows” for more information regarding risks from extreme weather conditions.

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

If we fail to comply with all the applicable FERC-administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1.0 million per day for each violation. The maximum penalty authority established by statute has been adjusted to approximately $1.39 million per day and will continue to be adjusted periodically for inflation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

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

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies, such as the TRRC, could result in substantial expenditures for testing, repairs, and replacement. For example, TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately $3.2 million, $2.6 million, and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. If our pipelines fail to meet the safety standards mandated by the TRRC or PHMSA regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced operating pressure, the cost of which actions cannot be estimated at this time.

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

We are subject to stringent and complex regulation under the federal Clean Air Act, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations. For instance, the EPA finalized new rules, effective August 2, 2016, to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. In June 2020, President Biden signed a joint congressional resolution rescinding the 2020 Policy Rule, and in November 2021, the EPA proposed a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The proposed rule would: (1) update NSPS subpart OOOOa; (2) adopt a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS subpart OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. The

EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source if within one quarter-mile of one another, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry.

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

Item 3. Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business, including litigation on disputes related to contracts, property rights, property use or damage, and personal injury. We may continue to see claims brought by landowners, such as nuisance claims and other claims based on property rights. We may also be involved in lawsuits with landowners in which a court determines the value to be paid for a pipeline easement or other property right as a result of our exercise of eminent domain or common carrier rights. Except as otherwise set forth herein, we do not believe that any pending or threatened claim or dispute is material to our financial condition, results of operations, or cash flows. We maintain insurance policies with insurers in amounts and with coverage and deductibles that our Managing Member believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

See “Item 8. Financial Statements and Supplementary Data—Note 14” for more information on litigation proceedings and contingencies.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “ENLC.” On January 31, 2022, there were approximately 30,873 record holders and beneficial owners (held in street name) of ENLC common units. For equity compensation plan information, see the discussion under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”

Unless restricted by the terms of the Consolidated Credit Facility, we intend to pay distributions to our unitholders on a quarterly basis from our available cash less reserves for expenses, future distributions, and other uses of cash, including:

•provisions for the proper conduct of our business;
•paying federal income taxes, which we are required to pay because we are taxed as a corporation; and
•maintaining cash reserves the board of directors of the Managing Member believes are prudent to maintain.

Purchases of Equity Securities

During the three months ended December 31, 2021, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units, and we repurchased common units in open market transactions in connection with a common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
October 1, 2021 to October 31, 2021	1,919	$6.82	—	$84.3
November 1, 2021 to November 30, 2021	1,679,243	$7.24	1,679,243	$72.2
December 1, 2021 to December 31, 2021	2,028,069	$6.69	2,017,462	$58.7
Total	3,709,231	$6.94	3,696,705
____________________________
(1)The total number of units purchased shown in the table includes 12,526 units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)On November 4, 2020, we announced a $100.0 million common unit repurchase program. As of December 31, 2021, we had repurchased a total of 6.5 million common units for an aggregate cost of $41.3 million, or an average of $6.38 per common unit under such program. In December 2021, we announced that our Board had reauthorized our common unit repurchase program and reset the amount available for repurchase of outstanding common units at up to $100.0 million effective January 1, 2022. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The repurchases will depend on market conditions and may be discontinued at any time. On February 15, 2022, we and GIP entered into an agreement pursuant to which we will repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter will be calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP will be the average per unit price paid by us for the common units repurchased from public unitholders. For more information about our repurchase agreement with GIP, see Item 9B of this Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Item 1—Business. Certain items related to the year ended December 31, 2020 and 2019 and year-to-year comparisons of the year ended December 31, 2020 and the year ended December 31, 2019 have been recast to conform to current period presentation, and therefore are shown below. Items that remain unchanged from the discussion in our prior year’s Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of ENLC’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our midstream energy asset network includes approximately 12,100 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography.

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

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 89% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the year ended December 31, 2021.

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

The following customers individually represented greater than 10% of our consolidated revenues during 2021, 2020, or 2019. These customers represented a significant percentage of our consolidated revenues, and the loss of these customers would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2021	2020	2019
Devon	6.7%	14.4%	10.5%
Dow Hydrocarbons and Resources LLC	14.5%	13.2%	10.0%
Marathon Petroleum Corporation	13.4%	12.2%	13.8%

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

CCS Business

We are currently developing an integrated offering to bring CCS services to businesses along the Mississippi River corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, our operating expertise and our customer relationships, provide EnLink an advantage in building a CCS business.

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

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. Although commodity markets have recovered from the reduction in global demand and low market prices experienced in 2020 due to the COVID-19 pandemic, oil and natural gas prices continue to remain volatile. Natural gas prices, in particular, have risen quickly during 2021, and at the date of this report, the market price is at a level higher than it has traded in many years.

Capital markets and the demands of public investors also affect producer behavior, production levels, and our business. Over the last several years, public investors have exerted pressure on oil and natural gas producers to increase capital discipline and focus on higher investment returns even if it means lower growth. In addition, the ability of companies in the oil and gas industry to access the capital markets on favorable terms has been somewhat negatively impacted. This demand by investors for increased capital discipline from energy companies, as well as the difficulties in accessing capital markets, has led to more modest capital investment by producers, curtailed drilling and production activity, and, accordingly, slower growth for us and other midstream companies during the past few years. This trend was amplified in 2020 by the COVID-19 pandemic, which reduced demand for commodities. Although volumes have now recovered to pre-pandemic levels, global capital investments by oil and natural gas producers remain at relatively low levels compared to historical levels and producers remain cautious, even as crude oil and natural gas prices increased during 2021.

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. As a result of this concentration of drilling activity in the Permian Basin, other basins, including those in which we operate in Oklahoma and North Texas, have experienced reduced investment and declines in volumes produced. In contrast, we continue to experience an increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity.

Our Louisiana segment, while subject to commodity price trends, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong throughout 2021, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

For additional discussion regarding these factors, see “Item 1A—Risk Factors—Business and Industry Risks.”

Extreme Weather Events

From time to time our operations may be affected by extreme weather events. In February 2021, certain areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). Winter Storm Uri adversely affected the Company’s facilities and activities across the Company’s footprint, as it did for producers and other midstream companies located in these areas. The severe cold temperatures caused production freeze-offs and also led some producers to proactively shut-in their wells to preserve well integrity. As a result, the Company’s gathering and processing volumes were significantly reduced during this period, with peak volume declines ranging between 44% and 92%, depending on the region. The Company responded to the challenges presented by the storm by taking active steps to ensure the resiliency of the Company’s assets and the protection of the health and well-being of its employees. The Company’s operations and its gathering and processing volumes returned to normal levels by the end of the first quarter of 2021.

Because of the magnitude and unprecedented nature of Winter Storm Uri, we cannot predict the full impact that the storm may have on our future results of operations. The ultimate impacts will depend on future developments, including, among other factors, the outcome of pending billing disputes or litigation with customers and regulatory actions by state legislatures and other entities responsible for the regulation and pricing of electricity and the electrical grid.

During the third quarter of 2021, we experienced a temporary loss of some processing volumes in our Louisiana operations due to the effects of Hurricane Ida, which forced a temporary shut-down of some of our operations and those of our downstream customers. All of our affected operations and those of our downstream customers have now returned to normal levels.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the ongoing coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide.

Since the outbreak began, our first priority has been the health and safety of our employees and those of our customers and other business counterparties. Beginning in March 2020, we implemented preventative measures and developed a response plan to minimize unnecessary risk of exposure and prevent infection, while supporting our customers’ operations, and we continue to follow these plans. We also continue to promote heightened awareness and vigilance, hygiene, and implementation of more stringent cleaning protocols across our facilities and operations and we continue to evaluate and adjust our preventative measures, response plans and business practices with the evolving impacts of COVID-19 and its variants. Since the inception of the pandemic, we have not experienced any significant COVID-19 related operational disruptions.

There remains considerable uncertainty regarding how long the COVID-19 pandemic (including variants of the virus) will persist and affect economic conditions and the extent and duration of changes in consumer behavior.

We cannot predict the full impact that the COVID-19 pandemic or the related volatility in oil and natural gas markets will have on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to unitholders) at this time due to numerous uncertainties. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of the pandemic, the impact of the Delta and Omicron variants of the virus, the speed at which the population is vaccinated against the virus and the efficacy of the vaccines, the emergence of any new variants of the virus against which vaccines are less effective, the effect of the pandemic on economic, social, and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social, and operating conditions fully resume. Although crude oil and natural gas prices and production activities have recovered to pre-pandemic levels, producers remain cautious and a decline in commodity prices could affect producers’ exploration and production activities. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for crude oil, condensate, natural gas, and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows (including our ability to make distributions to our unitholders).

For additional discussion regarding risks associated with the COVID-19 pandemic, see “Item 1A—Risk Factors—The ongoing coronavirus (COVID-19) pandemic has adversely affected and could continue to adversely affect our business, financial condition, and results of operations.”

Regulatory Developments

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to climate change and the production of oil and gas that could affect our operations and those of our customers. On his first day in office, President Biden signed an instrument reentering the United States into the Paris Agreement, effective February 19, 2021, and issued an executive order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. In addition, on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of an ongoing comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. On June 15, 2021, however, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. Furthermore, on April 22, 2021, at a global summit on climate change, President Biden committed the United States to target emissions reductions of 50-52% of 2005 levels by 2030. Lastly, on June 30, 2021, President Biden signed into law a reinstatement of regulations put in place during the Obama administration regarding methane emissions. The Company had previously complied with these regulations during the Obama administration and does not expect the reinstatement to have a material effect on the Company or its operations. The Biden Administration could also seek, in the future, to put into place additional executive orders, policy and regulatory reviews, or seek to have Congress pass legislation that could adversely affect the production of oil and natural gas, and our operations and those of our customers.

Only a small percentage of our operations are derived from customers operating on public land, mainly in the Delaware Basin. Our operations in the Delaware Basin are expected to represent only approximately 6% of our total segment profit, net to EnLink, during 2022. In addition, we have a robust program to monitor and prevent methane emissions in our operations and we maintain a comprehensive environmental program that is embedded in our operations. However, our activities that take place on public lands require that we and our producer customers obtain leases, permits, and other approvals from the federal government. While the status of recent and future rules and rulemaking initiatives under the Biden Administration remain uncertain, the regulations that might result from such initiatives, could lead to increased costs for us or our customers, difficulties in obtaining leases, permits, and other approvals for us and our customers, reduced utilization of our gathering, processing and pipeline systems or reduced rates under renegotiated transportation or storage agreements in affected regions. These impacts could, in turn, adversely affect our business, financial condition, results of operations, or cash flows, including our ability to make cash distributions to our unitholders.

For more information, see our risk factors under “Environmental, Legal Compliance and Regulatory Risk” in Section 1A “Risk Factors.”

Other Recent Developments

CCS—Talos Alliance. In February 2022, we signed a memorandum of understanding with Talos Energy Inc. (“Talos”) to provide a complete CCS offering for industrial-scale emitters in Louisiana, utilizing our midstream assets combined with Talos’ subsurface assets. Talos has secured approximately 26,000 acres in Louisiana, providing sequestration capacity of over 500 million metric tonnes.

Bridgeport CO2 Project. In November 2021, we entered into an agreement with Continental Carbonic Products, Inc., a wholly owned subsidiary of Matheson Tri-Gas, Inc., and member of the Nippon Sanso Holdings Corporation group of companies, to capture and sell CO2 emitted from our Bridgeport processing plant in North Texas. The CO2 will be sold on a firm basis for 15 years and will be converted into food-grade products. This project is expected to be in service in early 2024. The project makes meaningful progress toward our goal of a 30% reduction in total CO2-equivalent emissions intensity by 2030, while being modestly profitable.

Amarillo Rattler Acquisition. On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback Energy, strengthening our dedicated acreage position with that entity. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10.0 million to be paid on April 30, 2022, and contingent consideration capped at $15.0 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels.

Organic Growth

Phantom Processing Plant. In November 2021, we began moving equipment and facilities associated with the Thunderbird processing plant in Central Oklahoma to the Midland Basin. This processing plant relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 200 MMcf/d. We expect to complete the relocation in the second half of 2022.

War Horse Processing Plant. In December 2020, we began moving equipment and facilities previously associated with the Battle Ridge processing plant in Central Oklahoma to the Permian Basin. The move has been completed and the War Horse processing plant began operations in August 2021. In November 2021, we completed an expansion to the War Horse processing plant, which increased the processing capacity to 95 MMcf/d.

Riptide Processing Plant. The Riptide processing plant is a gas processing plant located in the Midland Basin. In March 2020, we completed an expansion to the Riptide processing plant, which increased the processing capacity to 240 MMcf/d.

Tiger processing plant. The Tiger processing plant is a gas processing plant located in the Delaware Basin. This processing plant is owned by the Delaware Basin JV. In August 2020, we completed the construction of the Tiger processing plant, which expanded our Delaware Basin processing capacity by an additional 240 MMcf/d, to handle expected future processing volume growth.

Long-Term Debt Issuances, Repurchases, and Repayments

Term Loan. In December 2020, May 2021, and September 2021, we repaid $500.0 million, $100.0 million, and $100.0 million, respectively, of the borrowings under the Term Loan. The remaining $150.0 million of the Term Loan was repaid at maturity on December 10, 2021.

AR Facility. On October 21, 2020, EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC (the “SPV”) entered into the AR Facility to borrow up to $250.0 million. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

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

On September 24, 2021, the SPV entered into the second amendment to the AR Facility that, among other things: (i) increased the AR Facility limit and lender commitments by $50.0 million to $350.0 million, (ii) extended the scheduled termination date of the facility from October 20, 2023 to September 24, 2024, and (iii) reduced the effective drawn fee to 1.10% rather than the previous 1.25%.

Senior Unsecured Notes. On December 14, 2020, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.625% senior unsecured notes due January 15, 2028 (the “2028 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2028 Notes are payable on January 15 and July 15 of each year. The 2028 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $494.7 million were used to repay a portion of the borrowings under the Term Loan, which matured in December 2021.

For the year ended December 31, 2020, we and ENLK made aggregate payments to partially repurchase the 2024, 2025, 2026, and 2029 Notes in open market transactions. For the year ended December 31, 2021, we and ENLK did not repurchase any senior notes. Activity related to the 2020 partial repurchases of our outstanding debt consisted of the following (in millions):

Year Ended December 31, 2020
Debt repurchased	$67.7
Aggregate payments	(36.0)
Net discount on repurchased debt	(0.3)
Accrued interest on repurchased debt	0.6
Gain on extinguishment of debt	$32.0

See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding the Term Loan, the AR Facility, and the senior unsecured notes.

Common Unit Repurchase Program

In November 2020, the board of directors of the Managing Member authorized a common unit repurchase program for the repurchase of up to $100.0 million of outstanding ENLC common units and reauthorized such program in April 2021. The Board reauthorized ENLC’s common unit repurchase program and reset the amount available for repurchases of outstanding common units at up to $100.0 million effective January 1, 2022.

For the year ended December 31, 2021, ENLC repurchased 6,091,001 outstanding ENLC common units for an aggregate cost, including commissions, of $40.1 million, or an average of $6.59 per common unit. For the year ended December 31, 2020, ENLC repurchased 383,614 outstanding ENLC common units for an aggregate cost, including commissions, of $1.2 million, or an average of $3.02 per common unit.

Redemption of Series B Preferred Units

In December 2021, we redeemed 3,300,330 Series B Preferred Units for total consideration of $50.0 million plus accrued distributions. In addition, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. In January 2022, we redeemed an additional 3,333,334 Series B Preferred Units for total consideration of $50.5 million plus accrued distributions and, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price for both the December 2021 and January 2022 redemptions was 101% of the preferred units’ par value. In connection with these Series B Preferred Unit redemptions, we have agreed with the holders of the Series B Preferred Units that we will pay cash in lieu of making a quarterly PIK distribution through the distribution declared for the fourth quarter of 2022. See “Item 8. Financial Statements and Supplementary Data—Note 8” for more information regarding distributions with respect to the Series B Preferred Units.

Non-GAAP Financial Measures

To assist management in assessing our business, we use the following non-GAAP financial measures: adjusted gross margin; adjusted earnings before interest, taxes, and depreciation and amortization (“adjusted EBITDA”); and free cash flow after distributions.

Adjusted Gross Margin

We define adjusted gross margin as revenues less cost of sales, exclusive of operating expenses and depreciation and amortization. We present adjusted gross margin by segment in “Results of Operations.” We disclose adjusted gross margin in addition to gross margin as defined by GAAP because it is the primary performance measure used by our management to evaluate consolidated operations. We believe adjusted gross margin is an important measure because, in general, our business is to gather, process, transport, or market natural gas, NGLs, condensate, and crude oil for a fee or to purchase and resell natural gas, NGLs, condensate, and crude oil for a margin. Operating expense is a separate measure used by our management to evaluate the operating performance of field operations. Direct labor and supervision, property insurance, property taxes, repair and maintenance, utilities, and contract services comprise the most significant portion of our operating expenses. We exclude all operating expenses and depreciation and amortization from adjusted gross margin because these expenses are largely independent of the volumes we transport or process and fluctuate depending on the activities performed during a specific period. The GAAP measure most directly comparable to adjusted gross margin is gross margin. Adjusted gross margin should not be considered an alternative to, or more meaningful than, gross margin as determined in accordance with GAAP. Adjusted gross margin has important limitations because it excludes all operating expenses and depreciation and amortization that affect gross margin. Our adjusted gross margin may not be comparable to similarly titled measures of other companies because other entities may not calculate these amounts in the same manner.

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Year Ended December 31,
	2021	2020
Total revenues	$6,685.9	$3,893.8
Cost of sales, exclusive of operating expenses and depreciation and amortization	(5,189.9)	(2,388.5)
Operating expenses	(362.9)	(373.8)
Depreciation and amortization	(607.5)	(638.6)
Gross margin	525.6	492.9
Operating expenses	362.9	373.8
Depreciation and amortization	607.5	638.6
Adjusted gross margin	$1,496.0	$1,505.3

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus (less) interest expense, net of interest income; depreciation and amortization; impairments; (income) loss from unconsolidated affiliate investments; distributions from unconsolidated affiliate investments; (gain) loss on disposition of assets; (gain) loss on extinguishment of debt; unit-based compensation; income tax expense (benefit); unrealized (gain) loss on commodity swaps; costs associated with the relocation of processing facilities; accretion expense associated with asset retirement obligations; transaction costs; (non-cash rent); and (non-controlling interest share of adjusted EBITDA from joint ventures). Adjusted EBITDA is one of the primary metrics used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following table reconciles net income (loss) to adjusted EBITDA (in millions):

	Year Ended December 31,
	2021	2020
Net income (loss)	$142.9	$(315.6)
Interest expense, net of interest income	238.7	223.3
Depreciation and amortization	607.5	638.6
Impairments	0.8	362.8
(Income) loss from unconsolidated affiliate investments	11.5	(0.6)
Distributions from unconsolidated affiliate investments	3.9	2.1
(Gain) loss on disposition of assets	(1.5)	8.8
Gain on extinguishment of debt	—	(32.0)
Unit-based compensation	25.3	28.4
Income tax expense	25.4	143.2
Unrealized loss on commodity swaps	12.4	10.5
Costs associated with the relocation of processing facilities (1)	28.3	0.8
Other (2)	(0.6)	(1.1)
Adjusted EBITDA before non-controlling interest	1,094.6	1,069.2
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(44.9)	(30.7)
Adjusted EBITDA, net to ENLC	$1,049.7	$1,038.5
____________________________
(1)Represents cost incurred related to the relocation of equipment and facilities from the Thunderbird processing plant and Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that are not part of our ongoing operations. The relocation of equipment and facilities from the Battle Ridge processing plant was completed in the third quarter of 2021 and we expect to complete the relocation of equipment and facilities from the Thunderbird processing plant in 2022.
(2)Includes accretion expense associated with asset retirement obligations; transaction costs; and non-cash rent, which relates to lease incentives pro-rated over the lease term.
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

Free cash flow after distributions is the principal cash flow metric used by the Company. Free cash flow after distributions is one of the metrics used in our short-term incentive program for compensating employees. It is also used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, pay back our indebtedness, make cash distributions, and make capital expenditures.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Year Ended December 31,
	2021	2020
Net cash provided by operating activities	$857.3	$731.1
Interest expense (1)	221.0	218.2
Utility credits, net of usage (2)	32.6	—
Payments to terminate interest rate swaps (3)	1.8	10.9
Accruals for settled commodity swap transactions	2.1	(4.3)
Distributions from unconsolidated affiliate investment in excess of earnings	3.9	0.5
Costs associated with the relocation of processing facilities (4)	28.3	0.8
Other (5)	2.4	0.8
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	273.5	6.4
Accounts payable, accrued product purchases, and other accrued liabilities	(328.3)	104.8
Adjusted EBITDA before non-controlling interest	1,094.6	1,069.2
Non-controlling interest share of adjusted EBITDA from joint ventures (6)	(44.9)	(30.7)
Adjusted EBITDA, net to ENLC	1,049.7	1,038.5
Interest expense, net of interest income	(238.7)	(223.3)
Growth capital expenditures, net to ENLC (7)	(165.3)	(187.2)
Maintenance capital expenditures, net to ENLC (7)	(26.1)	(32.1)
Distributions declared on common units	(195.2)	(186.0)
ENLK preferred unit accrued cash distributions (8)	(94.3)	(91.4)
Costs associated with the relocation of processing facilities (4)	(28.3)	(0.8)
Non-cash interest expense	9.5	0.2
Payments to terminate interest rate swaps (3)	(1.8)	(10.9)
Other (9)	4.1	3.5
Free cash flow after distributions	$313.6	$310.5
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
(3)Represents cash paid for the early terminations of our interest rate swaps due to the partial repayments of the Term Loan in May and September 2021 and December 2020. See “Item 8. Financial Statements and Supplementary Data—Note 12” for information on the partial terminations of our interest rate swaps.
(4)Represents cost incurred related to the relocation of equipment and facilities from the Thunderbird processing plant and Battle Ridge processing plant, in the Oklahoma segment, to the Permian segment that are not part of our ongoing operations. The relocation of equipment and facilities from the Battle Ridge processing plant was completed in the third quarter of 2021 and we expect to complete the relocation of equipment and facilities from the Thunderbird processing plant in 2022.
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

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2021
Gross margin	$89.8	$183.9	$123.3	$136.6	$(8.0)	$525.6
Depreciation and amortization	139.9	141.0	204.3	114.3	8.0	607.5
Segment profit	229.7	324.9	327.6	250.9	—	1,133.1
Operating expenses	81.5	123.7	80.0	77.7	—	362.9
Adjusted gross margin	$311.2	$448.6	$407.6	$328.6	$—	$1,496.0

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2020
Gross margin	$44.9	$139.8	$188.5	$127.0	$(7.3)	$492.9
Depreciation and amortization	125.2	145.8	216.9	143.4	7.3	638.6
Segment profit	170.1	285.6	405.4	270.4	—	1,131.5
Operating expenses	94.2	120.0	82.2	77.4	—	373.8
Adjusted gross margin	$264.3	$405.6	$487.6	$347.8	$—	$1,505.3

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2019
Gross margin	$36.6	$143.1	$255.2	$149.8	$(8.4)	$576.3
Depreciation and amortization	119.8	154.1	194.9	139.8	8.4	617.0
Segment profit	156.4	297.2	450.1	289.6	—	1,193.3
Operating expenses	112.9	147.3	104.0	102.9	—	467.1
Adjusted gross margin	$269.3	$444.5	$554.1	$392.5	$—	$1,660.4

	Year Ended December 31,
	2021	2020	2019
Midstream Volumes:
Permian Segment
Gathering and Transportation (MMbtu/d)	1,067,000	890,800	723,400
Processing (MMbtu/d)	1,010,000	899,000	771,400
Crude Oil Handling (Bbls/d)	134,600	116,200	132,000
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,160,800	1,993,900	2,050,000
Crude Oil Handling (Bbls/d)	15,900	16,900	18,900
NGL Fractionation (Gals/d)	7,455,600	7,597,800	7,341,700
Brine Disposal (Bbls/d)	2,700	1,300	2,700
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	992,400	1,116,500	1,302,200
Processing (MMbtu/d)	1,010,300	1,105,900	1,276,700
Crude Oil Handling (Bbls/d)	20,200	28,700	47,300
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,377,400	1,478,200	1,651,900
Processing (MMbtu/d)	631,500	671,000	750,500

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Gross Margin. Gross margin was $525.6 million for the year ended December 31, 2021 compared to $492.9 million for the year ended December 31, 2020, an increase of $32.7 million. The primary contributors to the total increase were as follows:
•Permian Segment. Gross margin was $89.8 million for the year ended December 31, 2021 compared to $44.9 million for the year ended December 31, 2020, an increase of $44.9 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $46.9 million, which was primarily driven by:

•A $44.1 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $127.9 million, which was primarily due to higher volumes and significantly favorable commodity prices on gas sales during Winter Storm Uri. Derivative activity associated with our Permian gas assets decreased margin by $83.8 million, which included $81.5 million from increased realized losses, primarily due to Winter Storm Uri, and $2.3 million from increased unrealized losses.
•A $2.8 million increase to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $2.3 million, which was primarily due to higher volumes from existing customers and was partially offset by weather disruptions from Winter Storm Uri and storage fees earned in April of 2020, but not in 2021. Derivative activity associated with our Permian crude assets increased margin by $0.5 million, which included $7.0 million from increased realized gains and was partially offset by $6.5 million from increased unrealized losses.

◦Operating expenses in the Permian segment decreased $12.7 million primarily due to lower utility costs as a result of approximately $46.5 million of utility credits that we received because our electricity usage was below our contractual base load amounts during Winter Storm Uri, which entitled us to credits based on market rates for our unused electricity. These credits can and have been used to offset future utility payments. Operating expenses also decreased due to lower labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by $24.9 million of increases in construction fees and services related to the relocation of the War Horse and Phantom processing plants, increases in materials and supplies expense and compressor rentals due to higher volumes, and increases in sales and use taxes as a result of tax refunds in the first half of 2020.

◦Depreciation and amortization in the Permian segment increased $14.7 million primarily due to new assets placed into service, including the Tiger processing plant in August 2020 and acquisition of the Amarillo Rattler, LLC gathering and processing system in April 2021.

•Louisiana Segment. Gross margin was $183.9 million for the year ended December 31, 2021 compared to $139.8 million for the year ended December 31, 2020, an increase of $44.1 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment increased $43.0 million, resulting from:

•A $39.3 million increase to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $56.4 million, which was primarily due to favorable market prices on NGL sales. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased margin by $17.1 million, which included $27.1 million from increased realized losses partially offset by $10.0 million from decreased unrealized losses.
•A $5.8 million increase to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $21.3 million, which was primarily due to increased gathering and transportation fees as a result of higher volumes transported in addition to increased storage and hub fees following the acquisition of the Jefferson Island storage facility in December 2020. Derivative activity associated with our Louisiana gas assets decreased margin by $15.5 million, which included $11.6 million from increased realized losses and $3.9 million from increased unrealized losses.
•A $2.1 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $5.6 million, which was primarily due to lower volumes. Derivative activity associated with our ORV crude assets increased margin by $3.5 million due to $2.4 million from decreased realized losses and $1.1 million from increased unrealized gains.

◦Operating expenses in the Louisiana segment increased $3.7 million primarily due to increased materials and supplies expense and utilities. This increase was partially offset by lower labor and benefits expense as a result of reductions in workforce in April 2020 and ad valorem taxes.

◦Depreciation and amortization in the Louisiana segment decreased $4.8 million primarily due to the impairment of assets in the first quarter of 2020.

•Oklahoma Segment. Gross margin was $123.3 million for the year ended December 31, 2021 compared to $188.5 million for the year ended December 31, 2020, a decrease of $65.2 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment decreased $80.0 million, resulting from:

•A $79.0 million decrease to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, decreased $61.7 million, which was primarily due to lower volumes from our existing customers, including weather disruptions from Winter Storm Uri, and a $56.2 million decrease in adjusted gross margin resulting from the expiration of the MVC provision of a gathering and processing contract at the end of 2020. Derivative activity associated with our Oklahoma gas assets decreased margin by $17.3 million, which included $19.3 million from increased realized losses and was partially offset by $2.0 million from decreased unrealized losses.
•A $1.0 million decrease to adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $4.6 million, which was primarily due to lower volumes from our existing customers and partially as a result of weather disruptions from Winter Storm Uri. Derivative activity associated with our Oklahoma crude assets increased margin by $3.6 million, which included $1.1 million from increased realized gains and $2.5 million from increased unrealized gains.

◦Operating expenses in the Oklahoma segment decreased $2.2 million primarily due to reductions in compressor rentals and lower labor and benefits expense as a result of reductions in workforce in April 2020. These decreases were partially offset by higher costs in 2021 to decommission equipment from the Battle Ridge processing plant to move to the War Horse processing plant.

◦Depreciation and amortization in the Oklahoma segment decreased $12.6 million primarily due to the relocation of the Battle Ridge processing plant to the War Horse processing plant.

•North Texas Segment. Gross margin was $136.6 million for the year ended December 31, 2021 compared to $127.0 million for the year ended December 31, 2020, an increase of $9.6 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment decreased $19.2 million. Adjusted gross margin, excluding derivative activity, decreased $8.2 million, which was primarily due to lower volumes from our existing customers. Derivative activity associated with our North Texas segment decreased margin by $11.0 million, which included $6.2 million from increased realized losses and $4.8 million from increased unrealized losses.

◦Operating expenses in the North Texas segment increased $0.3 million primarily due to reductions in compressor rentals, reductions to labor and benefits expense as a result of reductions in workforce in April 2020 and reductions to utility costs. These decreases were partially offset by increases in materials and supplies expense, operation and maintenance costs, and increases in sales and use taxes as a result of tax refunds in the first half of 2020.

◦Depreciation and amortization in the North Texas segment decreased $29.1 million primarily due to a change in the estimated useful lives of certain non-core assets that were fully depreciated at the end of 2020.

•Corporate Segment. Gross margin was negative $8.0 million for the year ended December 31, 2021 compared to negative $7.3 million for the year ended December 31, 2020, a decrease of $0.7 million. Corporate gross margin consists of depreciation and amortization of corporate assets.

Impairments. Impairment expense is composed of the following amounts (in millions):

	Year Ended December 31,
	2021	2020
Goodwill impairment	$—	$184.6
Property and equipment impairment	0.6	168.0
Lease right-of-use asset impairment	0.2	6.8
Cancelled projects	—	3.4
Total impairments	$0.8	$362.8

Gain (loss) on disposition of assets. For the year ended December 31, 2021, we recorded an $1.5 million gain on disposition of assets primarily related to the sale of various non-core assets. For the year ended December 31, 2020, we recorded a $8.8 million loss on disposition of assets primarily related to the sale of our non-core crude pipeline assets in South Texas.

General and administrative expenses. General and administrative expenses were $107.8 million for the year ended December 31, 2021 compared to $103.3 million for the year ended December 31, 2020, an increase of $4.5 million. The increase was primarily due to labor and benefits costs, which increased $3.4 million; transaction and transition costs, which increased $1.0 million primarily due to the Amarillo Rattler, LLC acquisition in April 2021; franchise taxes, which increased $0.6 million primarily due to franchise tax refunds in the first half of 2020; and consulting fees and services, which increased $1.8 million. These increases were partially offset by a $2.6 million decrease to unit-based compensation costs.

Interest Expense. Interest expense was $238.7 million for the year ended December 31, 2021 compared to $223.3 million for the year ended December 31, 2020, an increase of $15.4 million, or 6.9%. Net interest expense consisted of the following (in millions):

	Year Ended December 31,
	2021	2020
ENLK and ENLC Senior Notes	$201.1	$175.0
Term Loan	4.2	17.5
Consolidated Credit Facility	5.8	13.9
AR Facility	4.1	0.9
Capitalized interest	(0.3)	(3.4)
Amortization of debt issuance costs and net discount of senior unsecured notes	5.2	4.6
Interest rate swaps - realized	18.3	14.5
Other	0.3	0.3
Total interest expense, net of interest income	$238.7	$223.3

Gain on Extinguishment of Debt. We recognized a gain on extinguishment of debt of $32.0 million for the year ended December 31, 2020 due to repurchases of the 2024, 2025, 2026, and 2029 Notes in open market transactions. For the year ended December 31, 2021, we and ENLK did not repurchase any senior notes. See “Item 8. Financial Statements and Supplementary Data—Note 6” for additional information.

Income (Loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $11.5 million for the year ended December 31, 2021 compared to income of $0.6 million for the year ended December 31, 2020, a decrease in income of $12.1 million. The decrease was attributable to a reduction of income of $12.1 million from our GCF investment, as a result of the GCF assets being temporarily idled beginning in January 2021. See “Item 8. Financial Statements and Supplementary Data—Note 10” for additional information.

Income Tax Benefit (Expense). Income tax expense was $25.4 million for the year ended December 31, 2021 compared to income tax expense of $143.2 million for the year ended December 31, 2020, a decrease of tax expense of $117.8 million primarily due to a change in the valuation allowance recorded on our deferred tax assets. See “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Net Income (Loss) Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $120.5 million for the year ended December 31, 2021 compared to net income of $105.9 million for the year ended December 31, 2020, an increase of $14.6 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase in income was primarily due to a $7.1 million increase attributable to NGP’s 49.9% share of the Delaware Basin JV, a $4.1 million increase from the Series B Preferred Units, and a $3.4 million increase attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Gross Margin. Gross margin was $492.9 million for the year ended December 31, 2020 compared to $576.3 million for the year ended December 31, 2019, a decrease of $83.4 million. The primary contributors to the decrease were as follows:

•Permian Segment. Gross margin was $44.9 million for the year ended December 31, 2020 compared to $36.6 million for the year ended December 31, 2019, an increase of $8.3 million primarily due to the following:

◦Adjusted gross margin in the Permian segment decreased $5.0 million, which was primarily driven by:

•A $17.2 million decrease to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, decreased $9.8 million, which was primarily due to a $15.8 million decrease on our South Texas assets primarily due to the expiration of an MVC provision in one of our contracts in July 2019 and the sale of the VEX assets in October 2020. This decrease was partially offset by a $5.9 million increase due to volume growth in our Delaware Basin crude assets. Derivative activity associated with our Permian crude assets decreased margin by $7.4 million, which included $10.8 million from decreased realized gains and was partially offset by $3.4 million from increased unrealized gains.
•A $12.2 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $15.7 million, which was primarily due to volume growth from additional well connects. Derivative activity associated with our Permian gas assets decreased margin by $3.5 million, which included $3.8 million from increased unrealized losses and $0.3 million from decreased realized losses.

◦Operating expenses in the Permian segment decreased $18.7 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, construction fees and services, vehicle expenses, and sales and use tax.

◦Depreciation and amortization in the Permian segment increased $5.4 million primarily due to new assets placed into service, including the expansion to our Riptide processing plant and the completed construction of our Tiger processing plant.

•Louisiana Segment. Gross margin was $139.8 million for the year ended December 31, 2020 compared to $143.1 million for the year ended December 31, 2019, a decrease of $3.3 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment decreased $38.9 million, resulting from:

•A $20.2 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $16.9 million, which was primarily due to lower volumes. Realized losses on derivative activity associated with our ORV crude assets decreased margin by $3.3 million.
•A $14.8 million decrease to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, decreased $12.8 million, which was primarily due to the expiration of certain firm transportation contracts, and decreased gathering and transportation volumes. Derivative activity associated with our Louisiana gas assets decreased margin by $2.0 million, which included $1.8 million from increased unrealized losses and $0.2 million from increased realized losses.
•A $3.9 million decrease to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $6.6 million, which was primarily due to higher volumes that resulted from the completion of the Cajun-Sibon pipeline expansion in April 2019 and a settlement payment received as the result of a contract dispute in the amount of $5.5 million. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased margin by $10.5 million, which included $7.6 million from increased realized losses and $2.9 million from increased unrealized losses.

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

•Oklahoma Segment. Gross margin was $188.5 million for the year ended December 31, 2020 compared to $255.2 million for the year ended December 31, 2019, a decrease of $66.7 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment decreased $66.5 million, resulting from:

•A $59.7 million decrease to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, decreased $51.7 million, which was primarily due to volume decline in our Oklahoma gas assets resulting from lower volumes from our existing customers. Derivative activity associated with our Oklahoma gas assets decreased margin by $8.0 million, which included $4.5 million from increased unrealized losses and $3.5 million from increased realized losses.

•A $6.8 million decrease to adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $5.9 million, which was primarily due to volume decline in our Oklahoma crude assets primarily due to lower volumes from our existing customers. Realized losses on derivative activity associated with our Oklahoma crude assets decreased margin by $0.9 million.

◦Operating expenses in the Oklahoma segment decreased $21.8 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, construction fees and services, and compressor rentals.

◦Depreciation and amortization in the Oklahoma segment increased $22.0 million primarily due to the Thunderbird processing plant, which was operational in June 2019, as well as a change in the estimated useful lives of certain non-core assets.

•North Texas Segment. Gross margin was $127.0 million for the year ended December 31, 2020 compared to $149.8 million for the year ended December 31, 2019, a decrease of $22.8 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment decreased $44.7 million. Adjusted gross margin, excluding derivative activity, decreased $43.9 million, which was primarily due to volume declines resulting from limited new drilling in the region. Unrealized losses on derivative activity associated with our North Texas segment decreased margin by $0.8 million.

◦Operating expenses in the North Texas segment decreased $25.5 million primarily due to decreased labor and benefits expense as a result of reductions in workforce and reductions in materials and supplies expense, operations and maintenance, fees and services, sales and use tax, ad valorem taxes, and compressor rentals.

◦Depreciation and amortization in the North Texas segment increased $3.6 million primarily due to a change in the estimated useful lives of certain non-core assets and the conclusion of a finance lease in 2019.

•Corporate Segment. Gross margin was negative $7.3 million for the year ended December 31, 2020 compared to negative $8.4 million for the year ended December 31, 2019. Corporate gross margin consists of depreciation and amortization of corporate assets.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment, intangible assets, equity method investments, and lease right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Management’s estimate of future cash flows are subject to uncertainty due to the changing business environment, volatility of commodity prices, and a number of other factors that are beyond our ability to consistently predict. Management updates their estimated future cash flows throughout the year and a potential impairment is highly sensitive to unfavorable changes in the underlying estimated cash flows. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs. For additional information about our long-lived asset impairment tests, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

Property and Equipment Impairments. For the year ended December 31, 2021, we recognized a $0.6 million impairment on property and equipment.

Right-of-Use Asset Impairment. During the fourth quarter of 2021, we entered into a sublease agreement for a portion of our Houston office that will be effective in 2022. We evaluated the related right-of-use asset for impairment by comparing the estimated fair value of the right-of-use asset to its carrying value. The estimated fair value was calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included future cash flows based on the terms of the sublease and a discount rate derived from market data. As the carrying value of the right-of-use asset exceeded the estimated fair value, we have recognized impairment expense of $0.2 million for the year ended December 31, 2021.

To the extent conditions further deteriorate in the current worldwide economic and commodity price environment, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, which could result in further impairment charges.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $857.3 million for the year ended December 31, 2021 compared to $731.1 million for the year ended December 31, 2020. Operating cash flows and changes in working capital for comparative periods were as follows (in millions):

	Year Ended December 31,
	2021	2020
Operating cash flows before working capital	$802.5	$842.3
Changes in working capital	54.8	(111.2)

Operating cash flows before changes in working capital decreased $39.8 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The primary contributors to the decrease in operating cash flows were as follows:

•Gross margin; excluding depreciation and amortization; non-cash commodity swap activity; utility credits, net of usage; and unit-based compensation, decreased $36.0 million. For more information regarding the changes in gross margin for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Results of Operations.”

•General and administrative expenses, excluding unit-based compensation, increased $7.1 million. For more information, see “Results of Operations.”

•Interest expense, excluding amortization of debt issuance costs, net discount of senior unsecured notes, and designated cash flow hedge, increased $2.8 million.

•Distribution of earnings from unconsolidated affiliates, excluding distributions in excess of earnings which are classified as investing cash flows, decreased $1.6 million.

These changes to operating cash flows were offset by the following:

•Cash payments for the early termination of our interest rate swaps, due to the partial repayments of the Term Loan, decreased $9.1 million.

The changes in working capital for the years ended December 31, 2021 and 2020 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Historically, we have had net operating losses that eliminated substantially all of our taxable income, and thus, we have not historically paid significant amounts of income taxes. We anticipate generating net operating losses for tax purposes during 2022, and as a result, do not expect to incur material amounts of federal and state income tax liabilities. In the event that we do generate taxable income that exceeds our utilizable net operating loss carryforwards, federal and state income tax liabilities will increase cash taxes paid. Refer to “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Cash Flows from Investing Activities. Net cash used in investing activities was $231.4 million for the year ended December 31, 2021 compared to $317.7 million for the year ended December 31, 2020. Our primary investing activities consisted of the following (in millions):

	Year Ended December 31,
	2021	2020
Additions to property and equipment (1)	$(184.0)	$(302.2)
Acquisition of assets (2)	(56.7)	(32.3)
Proceeds from sale of property (3)	4.8	17.6
____________________________
(1)The decrease in capital expenditures was primarily due to the completion of major projects in 2020.
(2)Acquisition of assets for the year ended December 31, 2020 included the acquisition of the Jefferson Island storage facility. Acquisition of assets for the year ended December 31, 2021 included the acquisition of Amarillo Rattler assets and other minor acquisitions.
(3)Proceeds from the sale of assets related to the sale of non-core assets.

Cash Flows from Financing Activities. Net cash used in financing activities was $639.3 million for the year ended December 31, 2021 compared to $451.2 million for the year ended December 31, 2020. Our primary financing activities consisted of the following (in millions):

	Year Ended December 31,
	2021	2020
Net repayments on the Term Loan (1)	$(350.0)	$(500.0)
Net borrowings on the AR Facility (1)	100.0	250.0
Net borrowings (repayments) on the Consolidated Credit Facility (1)	15.0	(350.0)
Net borrowings on ENLC senior unsecured notes (1)	—	499.2
Net repurchases on ENLK’s senior unsecured notes (1)	—	(35.2)
Distributions to members	(186.8)	(232.7)
Distributions to Series B and Series C Preferred unitholders (2)	(92.9)	(91.3)
Distributions to joint venture partners (3)	(37.9)	(29.9)
Redemption of Series B Preferred units (2)	(50.0)	—
Common unit repurchases (4)	(40.1)	(1.2)
Contributions by non-controlling interest (5)	3.2	52.6
Conversion of restricted units, net of units withheld for taxes	(2.0)	(4.7)
Debt financing costs	(0.3)	(7.7)
____________________________
(1)See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information regarding the Term Loan, the AR Facility, the Consolidated Credit Facility, and the senior unsecured notes.
(2)See “Item 8. Financial Statements and Supplementary Data—Note 8” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units and information on the partial redemption of Series B Preferred Units.
(3)Represents distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to other non-controlling interests.
(4)See “Item 8. Financial Statements and Supplementary Data—Note 9” for more information regarding the ENLC common unit repurchase program.
(5)Represents contributions from NGP to the Delaware Basin JV.

Capital Requirements. We expect our total capital expenditures and expenses related to the relocation of equipment and facilities, which are recorded as operating expenses, to range between $285 million to $325 million for 2022. Our primary capital projects for 2022 include the relocation of the Phantom processing plant, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our remaining 2022 capital expenditures from operating cash flows and capital contributions by joint venture partners that relate to the non-controlling interest share of our consolidated entities.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2021 and 2020.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2021 is as follows (in millions):

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,032.3	$—	$—	$521.8	$720.8	$491.0	$2,298.7
Consolidated Credit Facility (1)	15.0	—	—	15.0	—	—	—
AR Facility (2)	350.0	—	—	350.0	—	—	—
Acquisition installment payable (3)	10.0	10.0	—	—	—	—	—
Acquisition contingent consideration (4)	6.9	—	—	2.3	2.4	2.2	—
Interest payable on fixed long-term debt obligations	2,334.9	201.2	201.2	189.7	163.3	148.3	1,431.2
Operating lease obligations	115.6	21.1	15.3	10.1	9.8	8.9	50.4
Purchase obligations	4.9	4.9	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (5)	316.0	50.9	54.6	50.9	39.4	30.9	89.3
Inactive easement commitment (6)	10.0	10.0	—	—	—	—	—
Total contractual obligations	$7,195.6	$298.1	$271.1	$1,139.8	$935.7	$681.3	$3,869.6
____________________________
(1)The Consolidated Credit Facility will mature on January 25, 2024.
(2)The AR Facility will terminate on September 24, 2024, unless extended or earlier terminated in accordance with its terms.
(3)Amount related to the consideration of the Amarillo Rattler, LLC acquisition due on April 30, 2022.
(4)The estimated fair value of the Amarillo Rattler, LLC contingent consideration was calculated in accordance with the fair value guidance contained in ASC 820. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration payments could differ from these estimated fair values. See “Item 8. Financial Statements and Supplementary Data—Note 13” for additional information.
(5)Consists of pipeline capacity payments for firm transportation and deficiency agreements.
(6)Amount related to inactive easements paid as utilized by us with the balance due in August 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount that is not already disclosed in the table above.

The interest payable related to the Consolidated Credit Facility and the AR Facility are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Consolidated Credit Facility and the AR Facility, which vary from time to time.

Our contractual cash obligations for 2022 are expected to be funded from cash flows generated from our operations and the available capacity under the Consolidated Credit Facility or other debt sources.

Indebtedness

In October 2020, we entered into the AR Facility, which was originally a three-year committed accounts receivable securitization facility in the amount of up to $250.0 million. During 2021, we entered into two amendments to the Receivables Financing Agreement, which amended the AR Facility to, among other things, increase the facility limit and lender commitments to $350.0 million and extend the scheduled termination date to September 24, 2024. As of December 31, 2021, the AR Facility had a borrowing base of $350.0 million and there was $350.0 million in outstanding borrowings under the AR Facility.

In addition, as of December 31, 2021, we have $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047. There was $15.0 million in outstanding borrowings under the Consolidated Credit Facility and $41.3 million outstanding letters of credit as of December 31, 2021.

Guarantees. The amounts outstanding on our senior unsecured notes and the Consolidated Credit Facility are guaranteed in full by our subsidiary ENLK, including 105% of any letters of credit outstanding on the Consolidated Credit Facility. ENLK’s guarantees of these amounts are full, irrevocable, unconditional, and absolute, and cover all payment obligations arising under the senior unsecured notes and the Consolidated Credit Facility. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness of ENLK.

ENLC’s assets consist of all of the outstanding common units of ENLK and all of the membership interests of the General Partner. Other than these equity interests, all of our assets and operations are held by our non-guarantor operating subsidiaries. ENLK, directly and indirectly, owns all of these non-guarantor operating subsidiaries, which in some cases are joint ventures that are partially owned by a third party. As a result, the assets, liabilities, and results of operations of ENLK are not materially different than the corresponding amounts presented in our consolidated financial statements.

As of December 31, 2021, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to taxation of ENLC and the elimination of intercompany borrowings.

See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information on our outstanding debt.
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

Inflation

Inflation in the United States has been relatively low in recent years. However, the annual U.S. inflation rate has accelerated throughout 2021 and this trend is expected to continue in 2022. In addition, base interest rates are expected to rise in 2022. Although we do not expect inflation to have a material effect on our results, the increased inflation may increase the cost to acquire or replace property and equipment and the costs of labor and supplies. To the extent permitted by competition, regulation, and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees. Additionally, certain of our revenue generating contracts contain clauses that increase our fees based on changes in inflation metrics.

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

Contingencies

See “Item 8. Financial Statements and Supplementary Data—Note 14.”

Recent Accounting Pronouncements

See “Item 8. Financial Statements and Supplementary Data—Note 2” in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Commission on February 17, 2021 for information on recently issued and adopted accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Annual Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,”

“predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, future cost savings or operational initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of the COVID-19 pandemic, Winter Storm Uri, and other weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) the impact of the ongoing coronavirus (COVID-19) pandemic (including the impact of any new variants of the virus) on our business, financial condition, and results of operations, (b) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (c) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (d) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (e) the dependence on Devon for a substantial portion of the natural gas and crude that we gather, process, and transport, (f) developments that materially and adversely affect Devon or other customers, (g) adverse developments in the midstream business that may reduce our ability to make distributions, (h) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (i) decreases in the volumes that we gather, process, fractionate, or transport, (j) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (k) our ability to receive or renew required permits and other approvals, (l) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (m) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (n) changes in the availability and cost of capital, including as a result of a change in our credit rating, (o) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (p) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (q) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (r) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (s) impairments to goodwill, long-lived assets and equity method investments, and (t) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Annual Report, the risk factors set forth in “Item 1A. Risk Factors” may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

On January 14, 2021, the CFTC published final rules under the Dodd-Frank Act establishing position limit levels for certain energy commodity futures contracts, options and contracts on futures contracts directly or indirectly linked to core referenced futures contracts, and economically equivalent swaps. The position limit levels set the maximum position that a trader may own or control separately or in combination, net long or short, subject to exceptions for certain bona fide hedging transactions. These rules came into effect on March 15, 2021 with compliance dates starting from January 1, 2022. We do not expect these position limit rules will have a material effect on us.

Commodity Price Risk

Commodity prices were volatile during 2021. Crude oil prices increased 58%, weighted average NGL prices increased 77%, and natural gas prices increased 45% from January 1, 2021 to December 31, 2021. We expect continued volatility in these commodity prices. For example, see the table below for the range of closing prices for crude oil, NGL, and natural gas during 2021.

Commodity	Closing Price	Date
Crude oil (high) (1)	$84.65	October 26, 2021
Crude oil (low) (1)	$47.62	January 4, 2021
Crude oil (average) (1)(4)	$68.11	Not applicable
NGL (high) (2)	$1.02	November 1, 2021
NGL (low) (2)	$0.46	January 4, 2021
NGL (average) (2)(4)	$0.71	Not applicable
Natural gas (high) (3)	$6.31	October 5, 2021
Natural gas (low) (3)	$2.45	January 22, 2021
Natural gas (average) (3)(4)	$3.72	Not applicable
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

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 89% of our adjusted gross margin for the year ended December 31, 2021 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently earn adjusted gross margin under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts: Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume or (2) arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities. We may also purchase and resell commodities in arrangements under which we are subject to commodity price fluctuations. Although historically this has not been a material component of our adjusted gross margin, Winter Storm Uri caused sudden and significant price and volume fluctuations that resulted in increased adjusted gross margin that is exposed to commodity price fluctuations. For more information on Winter Storm Uri and its impact on the Company, see the discussion at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business—Extreme Weather Events” in this Report. For the year ended December 31, 2021, approximately 5% of our adjusted gross margin was generated from purchase and resell arrangements under which we are subject to commodity price fluctuations. This amount was substantially offset by derivative losses.

2.Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the year ended December 31, 2021, less than 1% of our adjusted gross margin was generated from processing margin contracts.

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

For the year ended December 31, 2021, approximately 6% of our adjusted gross margin was generated from POL or POP contracts.

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

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2021. These derivative instruments mitigate the risks associated with the gas processing and fractionation components of our business. The relevant payment index price for liquids is the monthly average of the daily closing price for deliveries of commodities into Mont Belvieu, Texas as reported by Oil Price Information Service. The relevant index price for natural gas is Henry Hub Gas Daily as defined by the pricing dates in the swap contracts.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
January 2022 - September 2022	Propane	1,235 (MBbls)	Index	$1.063/Gal	$(8.1)
January 2022 - September 2022	Normal butane	265 (MBbls)	Index	$1.248/Gal	(2.5)
January 2022 - October 2022	Natural gas	56,625 (MMbtu/d)	Index	$3.8406/MMbtu	(5.1)
January 2022 - January 2023	Crude and condensate	7,715 (MBbls)	Index	$75.82/Bbl	1.2
					$(14.5)
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

As of December 31, 2021, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value liability of $14.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $4.5 million in the net fair value of these contracts as of December 31, 2021.

Interest Rate Risk

We are exposed to interest rate risk on the Consolidated Credit Facility and the AR Facility. At December 31, 2021, we had $15.0 million and $350.0 million in outstanding borrowings under the Consolidated Credit Facility and the AR Facility, respectively. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $0.2 million and $3.5 million for the Consolidated Credit Facility and the AR Facility, respectively.

Amounts drawn on the Consolidated Credit Facility and the AR Facility currently bear interest at rates based on LIBOR, which is beginning to be phased out. Both the Consolidated Credit Facility and the AR Facility include mechanisms to amend the facilities to reflect the establishment of an alternative to LIBOR, and the AR Facility has been amended to include a specific replacement reference rate alternative. However, the replacement rate for the AR Facility could result in a higher interest rate than LIBOR. If no such contractual alternative is established for the Consolidated Credit Facility before the LIBOR phase out is complete, it would bear interest at the prime rate, which would be higher than LIBOR, until a contractual alternative is established.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028 and 2029 as these are fixed-rate obligations. As of December 31, 2021, the estimated fair value of the senior unsecured notes was approximately $4,155.0 million, based on the market prices of ENLK’s and our publicly traded debt at December 31, 2021. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $255.4 million decrease in fair value of the senior unsecured notes at December 31, 2021. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information on our outstanding indebtedness.

Beginning on December 15, 2022, distributions on ENLK’s Series C Preferred Units will be based on a floating rate tied to LIBOR rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of EnLink Midstream Manager, LLC, the Managing Member, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for EnLink Midstream, LLC (the “Company”). As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of EnLink Midstream Manager, LLC’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with GAAP.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of EnLink Midstream Manager, LLC’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC and subsidiaries (the Company) as of December 31, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property, plant, and equipment and intangible assets (collectively, long-lived assets) for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable (triggering events). Triggering events include significant changes in the use of the asset group, current and/or historical operating results that are significantly less than forecasted results, negative industry or economic trends including changes in commodity prices, significant adverse changes in legal or regulatory factors, or an expectation that it is more likely than not that an asset group will be sold before the end of its useful life. The carrying value of property, plant, and equipment and intangible assets as of December 31, 2021 was $6.39 billion and $1.05 billion, respectively.

We identified the evaluation of long-lived assets for impairment triggering events as a critical audit matter. A higher degree of subjective auditor judgment was required to evaluate the impact of forecasted prices for oil, natural gas, and natural gas liquids (NGL) on the recoverability of the Company’s long-lived assets as sustained declines in commodity prices could result in decreases in volumes gathered, processed, fractionated, and transported by the Company.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate triggering events related to the impairment of long-lived assets. This included controls related to the Company’s selection of forecasted prices for oil, natural gas, and NGL and the identification and assessment of the potential impacts of such prices on oil, natural gas, and NGL volumes available to the Company. We examined the Company’s analysis of potential triggering events for long-lived assets and evaluated the Company’s responses to the factors identified by inspecting publicly available information regarding rig counts and producer drilling outlook. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the forecasted prices for oil, natural gas, and NGL used in the Company’s analysis by comparing such prices to commodity price curves prepared by third parties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
February 16, 2022

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26.2	$39.6
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.5, respectively	94.9	80.6
Accrued revenue and other	693.3	447.5
Fair value of derivative assets	22.4	25.0
Other current assets	83.6	58.7
Total current assets	920.4	651.4
Property and equipment, net of accumulated depreciation of $4,332.0 and $3,863.0, respectively	6,388.3	6,652.1
Intangible assets, net of accumulated amortization of $795.1 and $668.8, respectively	1,049.7	1,125.4
Investment in unconsolidated affiliates	28.0	41.6
Fair value of derivative assets	0.2	4.9
Other assets, net	96.6	75.5
Total assets	$8,483.2	$8,550.9
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$139.6	$60.5
Accrued gas, NGLs, condensate, and crude oil purchases (1)	521.5	291.5
Fair value of derivative liabilities	34.9	37.1
Current maturities of long-term debt	—	349.8
Other current liabilities	202.9	149.1
Total current liabilities	898.9	888.0
Long-term debt	4,363.7	4,244.0
Other long-term liabilities	93.9	94.8
Deferred tax liability, net	137.5	108.6
Fair value of derivative liabilities	2.2	2.5

Members’ equity:
Members’ equity (484,277,258 and 489,381,149 units issued and outstanding, respectively)	1,325.8	1,508.8
Accumulated other comprehensive loss	(1.4)	(15.3)
Non-controlling interest	1,662.6	1,719.5
Total members’ equity	2,987.0	3,213.0
Commitments and contingencies (Note 14)
Total liabilities and members’ equity	$8,483.2	$8,550.9
____________________________
(1)Includes related party accounts payable balances of $1.6 million and $1.0 million at December 31, 2021 and December 31, 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Product sales	$5,994.0	$2,977.5	$5,030.1
Midstream services	851.0	938.3	1,008.4
Gain (loss) on derivative activity	(159.1)	(22.0)	14.4
Total revenues	6,685.9	3,893.8	6,052.9
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	5,189.9	2,388.5	4,392.5
Operating expenses	362.9	373.8	467.1
Depreciation and amortization	607.5	638.6	617.0
Impairments	0.8	362.8	1,133.5
(Gain) loss on disposition of assets	(1.5)	8.8	(1.9)
General and administrative	107.8	103.3	152.6
Loss on secured term loan receivable	—	—	52.9
Total operating costs and expenses	6,267.4	3,875.8	6,813.7
Operating income (loss)	418.5	18.0	(760.8)
Other income (expense):
Interest expense, net of interest income	(238.7)	(223.3)	(216.0)
Gain on extinguishment of debt	—	32.0	—
Income (loss) from unconsolidated affiliates	(11.5)	0.6	(16.8)
Other income	—	0.3	0.9
Total other expense	(250.2)	(190.4)	(231.9)
Income (loss) before non-controlling interest and income taxes	168.3	(172.4)	(992.7)
Income tax expense	(25.4)	(143.2)	(6.9)
Net income (loss)	142.9	(315.6)	(999.6)
Net income attributable to non-controlling interest	120.5	105.9	119.7
Net income (loss) attributable to ENLC	$22.4	$(421.5)	$(1,119.3)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$0.05	$(0.86)	$(2.41)
Diluted common unit	$0.05	$(0.86)	$(2.41)
____________________________
(1)Includes related party cost of sales of $17.9 million, $8.7 million, and $21.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$142.9	$(315.6)	$(999.6)
Unrealized gain (loss) on designated cash flow hedge (1)	13.9	(4.3)	(9.0)
Comprehensive income (loss)	156.8	(319.9)	(1,008.6)
Comprehensive income attributable to non-controlling interest	120.5	105.9	119.7
Comprehensive income (loss) attributable to ENLC	$36.3	$(425.8)	$(1,128.3)
____________________________
(1)Includes a tax expense of $4.3 million for the year ended December 31, 2021 and a tax benefit of $1.3 million and $3.4 million for the years ended December 31, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2018	$1,730.9	181.3	$(2.0)	$3,245.3	$4,974.2	$9.3
Adoption of ASC 842	0.3	—	—	—	0.3	—
Balance, January 1, 2019	1,731.2	181.3	(2.0)	3,245.3	4,974.5	9.3
Issuance of common units for ENLK public common units related to the Merger	1,958.1	304.9	—	(1,559.1)	399.0	—
Conversion of restricted units for common units, net of units withheld for taxes	(7.8)	1.6	—	(2.8)	(10.6)	—
Unit-based compensation	37.5	—	—	1.4	38.9	—
Contributions from non-controlling interests	—	—	—	97.5	97.5	—
Distributions	(467.2)	—	—	(220.2)	(687.4)	(0.3)
Unrealized loss on designated cash flow hedge (1)	—	—	(9.0)	—	(9.0)	—
Fair value adjustment related to redeemable non-controlling interest	3.0	—	—	—	3.0	(4.0)
Net income (loss)	(1,119.3)	—	—	119.5	(999.8)	0.2
Balance, December 31, 2019	2,135.5	487.8	(11.0)	1,681.6	3,806.1	5.2
Conversion of restricted units for common units, net of units withheld for taxes	(4.7)	2.0	—	—	(4.7)	—
Unit-based compensation	33.0	—	—	—	33.0	—
Contributions from non-controlling interests	—	—	—	52.6	52.6	—
Distributions	(232.7)	—	—	(120.6)	(353.3)	(0.6)
Unrealized loss on designated cash flow hedge (2)	—	—	(4.3)	—	(4.3)	—
Fair value adjustment related to redeemable non-controlling interest	0.4	—	—	—	0.4	(0.6)
Redemption of non-controlling interest	—	—	—	—	—	(4.0)
Common units repurchased	(1.2)	(0.4)	—	—	(1.2)	—
Net income (loss)	(421.5)	—	—	105.9	(315.6)	—
Balance, December 31, 2020	$1,508.8	489.4	$(15.3)	$1,719.5	$3,213.0	$—
____________________________
(1)Includes a tax benefit of $3.4 million.
(2)Includes a tax benefit of $1.3 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2020	$1,508.8	489.4	$(15.3)	$1,719.5	$3,213.0	$—
Conversion of restricted units for common units, net of units withheld for taxes	(2.0)	1.0	—	—	(2.0)	—
Unit-based compensation	23.6	—	—	—	23.6	—
Contributions from non-controlling interests	—	—	—	3.2	3.2	—
Distributions	(186.8)	—	—	(130.6)	(317.4)	(0.2)
Unrealized gain on designated cash flow hedge (1)	—	—	13.9	—	13.9	—
Fair value adjustment related to redeemable non-controlling interest	(0.1)	—	—	—	(0.1)	0.2
Redemption of Series B Preferred Units	—	—	—	(50.0)	(50.0)	—
Common units repurchased	(40.1)	(6.1)	—	—	(40.1)	—
Net income	22.4	—	—	120.5	142.9	—
Balance, December 31, 2021	$1,325.8	484.3	$(1.4)	$1,662.6	$2,987.0	$—
____________________________
(1)Includes a tax expense of $4.3 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$142.9	$(315.6)	$(999.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	607.5	638.6	617.0
Impairments	0.8	362.8	1,133.5
(Gain) loss on disposition of assets	(1.5)	8.8	(1.9)
Loss on secured term loan receivable	—	—	52.9
Non-cash unit-based compensation	25.3	28.4	39.4
Utility credits, net of usage	(32.6)	—	—
Non-cash loss on derivatives recognized in net income (loss)	10.3	14.8	2.5
Gain on extinguishment of debt	—	(32.0)	—
Amortization of debt issuance costs and net discount of senior unsecured notes	5.2	4.6	4.9
Amortization of designated cash flow hedge	12.5	0.5	0.1
Payments to terminate interest rate swaps	(1.8)	(10.9)	—
Deferred income tax expense	24.6	142.1	6.9
Distribution of earnings from unconsolidated affiliates	—	1.6	16.5
(Income) loss from unconsolidated affiliates	11.5	(0.6)	16.8
Other operating activities	(2.2)	(0.8)	(2.3)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	(259.9)	(21.5)	337.1
Natural gas and NGLs inventory, prepaid expenses, and other	(13.6)	15.1	13.6
Accounts payable, accrued product purchases, and other accrued liabilities	328.3	(104.8)	(245.5)
Net cash provided by operating activities	857.3	731.1	991.9
Cash flows from investing activities:
Additions to property and equipment	(184.0)	(302.2)	(754.9)
Acquisition of assets	(56.7)	(32.3)	—
Proceeds from sale of property	4.8	17.6	14.3
Distribution from unconsolidated affiliates in excess of earnings	3.9	0.5	3.7
Other investing activities	0.6	(1.3)	(4.6)
Net cash used in investing activities	(231.4)	(317.7)	(741.5)
Cash flows from financing activities:
Proceeds from borrowings	1,234.5	1,650.0	3,310.0
Payments on borrowings	(1,469.5)	(1,786.0)	(2,971.4)
Distribution to members	(186.8)	(232.7)	(467.2)
Distributions to non-controlling interests	(130.8)	(121.2)	(220.5)
Redemption of Series B Preferred Units	(50.0)	—	—
Common unit repurchases	(40.1)	(1.2)	—
Contributions by non-controlling interests	3.2	52.6	97.5
Conversion of restricted units, net of units withheld for taxes	(2.0)	(4.7)	(7.8)
Debt financing costs	(0.3)	(7.7)	(10.0)
Other financing activities	2.5	(0.3)	(4.0)
Net cash used in financing activities	(639.3)	(451.2)	(273.4)
Net decrease in cash and cash equivalents	(13.4)	(37.8)	(23.0)
Cash and cash equivalents, beginning of period	39.6	77.4	100.4
Cash and cash equivalents, end of period	$26.2	$39.6	$77.4

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Nature of Business

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

•ENLC issued to the holder of the Series B Preferred Units, for no additional consideration, ENLC Class C Common Units equal to the number of Series B Preferred Units held immediately prior to the effective time of the Merger, in order to provide Series B Preferred Unit holders with certain voting rights with respect to ENLC. ENLC also agreed to issue an additional ENLC Class C Common Unit to the applicable holder of each Series B Preferred Unit for each additional Series B Preferred Unit issued by ENLK in quarterly in-kind distributions. In addition, for each Series B Preferred Unit that is exchanged into an ENLC common unit or repurchased, an ENLC Class C Common Unit will be canceled.

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

Our midstream energy asset network includes approximately 12,100 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

Minimum Volume Commitments and Firm Transportation Contracts

The following table summarizes the contractually committed fees (in millions) that we expect to recognize in our consolidated statements of operations, in either revenue or reductions to cost of sales, from MVC and firm transportation contractual provisions. Under these agreements, our customers or suppliers agree to transport or process a minimum volume of commodities on our system over an agreed period. If a customer or supplier fails to meet the minimum volume specified in such agreement, the customer or supplier is obligated to pay a contractually determined fee based upon the shortfall between actual volumes and the contractually stated volumes. All amounts in the table below are determined using the contractually-stated MVC or firm transportation volumes specified for each period multiplied by the relevant deficiency or reservation fee. Actual amounts could differ due to the timing of revenue recognition or reductions to cost of sales resulting from make-up right provisions included in our agreements, as well as due to nonpayment or nonperformance by our customers. We record revenue under MVC and firm transportation contracts during periods of shortfall when it is known that the customer cannot, or will not, make up the deficiency. These fees do not represent the shortfall amounts we expect to collect under our MVC and firm

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
transportation contracts, as we generally do not expect volume shortfalls to equal the full amount of the contractual MVCs and firm transportation contracts during these periods.

Contractually Committed Fees	Commitments
2022	$138.8
2023	126.5
2024	108.9
2025	63.8
2026	57.8
Thereafter	289.6
Total	$785.4

(d)Acquisition of Business

On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback Energy, strengthening our dedicated acreage position with that entity. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10.0 million to be paid on April 30, 2022, and contingent consideration capped at $15.0 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels.

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
____________________________
(1)The estimated fair value of the Amarillo Rattler, LLC contingent consideration was calculated in accordance with the fair value guidance contained in ASC 820. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration payments could differ from the estimated fair values.
(2)“Other assets, net” and “Other long-term liabilities” consist of the right-of-use asset and lease liability, respectively, recorded through the acquisition of Amarillo Rattler, LLC.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(e)Loss on Secured Term Loan Receivable

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

(f)Gas Imbalance Accounting

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. We had imbalance payables of $16.3 million and $6.1 million at December 31, 2021 and 2020, respectively, which approximate the fair value of these imbalances. We had imbalance receivables of $14.5 million and $7.5 million at December 31, 2021 and 2020, respectively, which are carried at the lower of cost or market value. Imbalance receivables and imbalance payables are included in the line items “Accrued revenue and other” and “Accrued gas, NGLs, condensate, and crude oil purchases,” respectively, on the consolidated balance sheets.

(g)Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(h)Income Taxes

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

(i)Natural Gas, Natural Gas Liquids, Crude Oil, and Condensate Inventory

Our inventories of products consist of natural gas, NGLs, crude oil, and condensate. We report these assets at the lower of cost or market value which is determined by using the first-in, first-out method.

(j)Property and Equipment

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The components of property and equipment, net of accumulated depreciation are as follows (in millions):

	Year Ended December 31,
	2021	2020
Transmission assets	$1,442.2	$1,410.5
Gathering systems	4,903.8	4,782.9
Gas processing plants	4,119.1	4,082.1
Other property and equipment	161.0	161.0
Construction in process	94.2	78.6
Property and equipment	10,720.3	10,515.1
Accumulated depreciation	(4,332.0)	(3,863.0)
Property and equipment, net of accumulated depreciation	$6,388.3	$6,652.1

Depreciation Expense. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Gas processing plants	20 - 25 years
Other property and equipment	3 - 25 years

Gain or Loss on Disposition. Upon the disposition or retirement of property and equipment, any gain or loss is recognized in operating income in the consolidated statements of operations. For the years ended December 31, 2021, 2020, and 2019, dispositions primarily related to the sale of certain non-core assets. The (gain) loss on disposition of assets are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Net book value of assets disposed	$3.3	$36.4	$12.4

Less:
Proceeds from sales	(4.8)	(27.6)	(14.3)
(Gain) loss on disposition of assets	$(1.5)	$8.8	$(1.9)

Impairment Review. In accordance with ASC 360, Property, Plant, and Equipment, we evaluate long-lived assets of identifiable business activities for potential impairment whenever events or changes in circumstances, or triggering events, indicate that their carrying value may not be recoverable. Triggering events include, but are not limited to, significant changes in the use of the asset group, current operating results that are significantly less than forecasted results, negative industry or economic trends including changes in commodity prices, significant adverse changes in legal or regulatory factors, or an expectation that it is more likely than not that an asset group will be sold before the end of its useful life. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs.

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

For the year ended December 31, 2021, we recognized a $0.6 million impairment on property and equipment.

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

(k)Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the effective portion of gains or losses on derivative financial instruments that qualify as cash flow hedges pursuant to ASC 815. For additional information about the effect of financial instruments on comprehensive income (loss), see “Note 12—Derivatives.”

(l)Equity Method of Accounting

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

For additional information, see “Note 10—Investment in Unconsolidated Affiliates.”

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(m)Non-controlling Interests

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

Our non-controlling interests for the years ended December 31, 2021, 2020, and 2019 relate to the Series B Preferred Units, the Series C Preferred Units, NGP’s 49.9% ownership of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50.0% ownership interest in the Ascension JV. For periods prior to the Merger, our non-controlling interests also included ENLK’s public common unitholders.

(n)Goodwill

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

(o)Intangible Assets

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

(p)Asset Retirement Obligations

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

(q)Leases

Effective January 1, 2019, we adopted ASC 842 using the modified retrospective approach whereby we recognized leases on our consolidated balance sheet by recording a right-of-use asset and lease liability. We applied certain practical expedients that were allowed in the adoption of ASC 842, including not reassessing existing contracts for lease arrangements, not reassessing existing lease classification, not recording a right-of-use asset or lease liability for leases of twelve months or less, and not separating lease and non-lease components of a lease arrangement.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(r)Derivatives

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

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we paid a fixed interest rate of 2.28% in exchange for LIBOR-based variable interest through December 2021. These interest rate swaps expired on December 10, 2021. There was no ineffectiveness related to this hedge.

During 2021 and 2020, we terminated the interest rate swaps in several increments in connection with repayments of the Term Loan, which was one of our floating-rate, LIBOR-based borrowings. The following table presents the interest rate swaps terminations and the associated cash payments during 2021 and 2020 (in millions):

	Interest Rate Swaps Terminations	Cash Payments Associated with Interest Rate Swaps Terminations
December 2021	$150.0	$—
September 2021	100.0	0.5
May 2021	100.0	1.3
December 2020	500.0	10.9
Total termination of interest rate swaps	$850.0	$12.7

For additional information, see “Note 12—Derivatives.”

(s)Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade accounts receivable and commodity financial instruments. Management believes the risk is limited, other than our exposure to significant customers discussed below, since our customers represent a broad and diverse group of energy marketers and end users.

The following customers individually represented greater than 10% of our consolidated revenues during 2021, 2020, or 2019. These customers represented a significant percentage of our consolidated revenues, and the loss of these customers would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2021	2020	2019
Devon	6.7%	14.4%	10.5%
Dow Hydrocarbons and Resources LLC	14.5%	13.2%	10.0%
Marathon Petroleum Corporation	13.4%	12.2%	13.8%

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
We continually monitor and review the credit exposure of our counter-parties based on various credit quality indicators and metrics. We obtain letters of credit or other appropriate security when considered necessary to limit the risk of loss. We record reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers and we do not expect to experience significant levels of default on our trade accounts receivable. As of December 31, 2021 and 2020, we had a reserve for uncollectible receivables of $0.3 million and $0.5 million, respectively.

(t)Environmental Costs

Environmental expenditures are expensed or capitalized depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Environmental expenditures were not material for the years ended December 31, 2021, 2020, and 2019.

(u)Unit-Based Awards

We recognize compensation cost related to all unit-based awards in our consolidated financial statements in accordance with ASC 718. Unit-based compensation associated with ENLC’s unit-based compensation plan awarded to directors, officers, and employees of the General Partner is recorded by ENLK since ENLC has no substantial or managed operating activities other than its interests in ENLK. For additional information, see “Note 11—Employee Incentive Plans.”

(v)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with a loss contingency are expensed as incurred. For additional information, see “Note 14—Commitments and Contingencies.”

(w)Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized into interest expense using the straight-line method over the term of the related debt. Gains or losses on debt repurchases, redemptions, and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $27.8 million and $32.6 million as of December 31, 2021 and 2020, respectively, are included in “Long-term debt” or “Current maturities of long-term debt,” as applicable, on the consolidated balance sheets as a direct reduction from the carrying amount of the debt.

(x)Redeemable Non-Controlling Interest

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

During the first quarter of 2020, the non-controlling interest holder in one of our non-wholly owned subsidiaries exercised its option to require us to purchase its remaining interest. We have recorded an estimated $4.0 million related to the redemption of the non-controlling interest included in “Other current liabilities” on the consolidated balance sheets as of December 31, 2021 and 2020, but we have not yet agreed to a redemption value with the non-controlling interest holder.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(3) Goodwill and Intangible Assets

Goodwill Impairments

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from 10 to 20 years. The weighted average amortization period for intangible assets is 14.9 years.

The following table represents our change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Year Ended December 31, 2021
Customer relationships, beginning of period	$1,794.2	$(668.8)	$1,125.4
Customer relationships obtained from acquisition of business	50.6	—	50.6
Amortization expense	—	(126.3)	(126.3)
Customer relationships, end of period	$1,844.8	$(795.1)	$1,049.7

Year Ended December 31, 2020
Customer relationships, beginning of period	$1,795.8	$(545.9)	$1,249.9
Amortization expense	—	(123.5)	(123.5)
Retirements (1)	(1.6)	0.6	(1.0)
Customer relationships, end of period	$1,794.2	$(668.8)	$1,125.4

Year Ended December 31, 2019
Customer relationships, beginning of period	$1,795.8	$(422.2)	$1,373.6
Amortization expense	—	(123.7)	(123.7)
Customer relationships, end of period	$1,795.8	$(545.9)	$1,249.9
____________________________
(1)Intangible assets retired as a result of the disposition of certain non-core assets.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2022	$127.6
2023	127.6
2024	127.6
2025	110.3
2026	106.4
Thereafter	450.2
Total	$1,049.7

(4) Related Party Transactions

(a)Transactions with Cedar Cove JV

For the years ended December 31, 2021, 2020, and 2019, we recorded cost of sales of $17.9 million, $8.7 million, $21.7 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $1.6 million and $1.0 million at December 31, 2021 and 2020, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(b)Transactions with GIP

For the years ended December 31, 2021 and 2020, we recorded general and administrative expenses of $0.5 million and $0.2 million, respectively, related to personnel secondment services provided by GIP. We did not record any expenses related to transactions with GIP for the year ended December 31, 2019.

(c)Transactions with ENLK

On January 25, 2019, we completed the Merger, an internal reorganization pursuant to which ENLC owns all of the outstanding common units of ENLK. See “Note 1—Organization and Nature of Business” for more information on the Merger and related transactions.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(5) Leases

The majority of our leases are for the following types of assets:

•Office space. Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represent $51.8 million of our lease liability and $27.9 million of our right-of-use asset as of December 31, 2021. Our office leases represented $57.6 million of our lease liability and $32.4 million of our right-of-use asset as of December 31, 2020. These office leases typically include variable lease costs related to utility expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•Compression and other field equipment. We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew from month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $17.7 million of our lease liability and $19.5 million of our right-of-use asset as of December 31, 2021. Compression and other field equipment rentals represented $14.6 million of our lease liability and $14.6 million of our right-of-use asset as of December 31, 2020. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•Land and land easements. We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represent $15.6 million of our lease liability and $12.6 million of our right-of-use asset as of December 31, 2021. Land and land easement leases represented $15.1 million of our lease liability and $12.5 million of our right-of-use asset as of December 31, 2020.

•Other. We rent office equipment and other items that represent $0.1 million of our lease liability and $0.1 million of our right-of-use asset as of December 31, 2021. Office equipment and other items represented $0.3 million of our lease liability and $0.3 million of our right-of-use asset as of December 31, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

Operating leases:	December 31, 2021	December 31, 2020
Other assets, net	$60.1	$59.8
Other current liabilities	$18.1	$16.3
Other long-term liabilities	$67.1	$71.3

Other lease information
Weighted-average remaining lease term—Operating leases	10.3 years	11.1 years
Weighted-average discount rate—Operating leases	4.9%	5.1%

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

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. Impairments of right-of-use assets are recognized in “Impairments” on the consolidated statements of operations. The components of total lease expense are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Finance lease expense:
Amortization of right-of-use asset	$—	$—	$5.2
Interest on lease liability	—	—	0.1
Operating lease expense:
Long-term operating lease expense	21.7	23.1	28.7
Short-term lease expense	17.5	22.1	32.0
Variable lease expense	15.6	11.8	7.7
Impairments	0.2	6.8	—
Total lease expense	$55.0	$63.8	$68.4

Impairments

Right-of-Use Asset Impairment Analysis for the Year Ended December 31, 2021

During the fourth quarter of 2021, we entered into a sublease agreement for a portion of our Houston office that will be effective in 2022. We evaluated the related right-of-use asset for impairment by comparing the estimated fair value of the right-of-use asset to its carrying value. The estimated fair value was calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included future cash flows based on the terms of the sublease and a discount rate derived from market data. As the carrying value of the right-of-use asset exceeded the estimated fair value, we have recognized impairment expense of $0.2 million for the year ended December 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Right-of-Use Asset Impairment Analysis for the Year Ended December 31, 2020

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

Lease Maturities

The following table summarizes the maturity of our lease liability as of December 31, 2021 (in millions):

	Total	2022	2023	2024	2025	2026	Thereafter
Undiscounted operating lease liability	$115.6	$21.1	$15.3	$10.1	$9.8	$8.9	$50.4
Reduction due to present value	(30.4)	(3.7)	(3.2)	(2.8)	(2.4)	(2.0)	(16.3)
Operating lease liability	$85.2	$17.4	$12.1	$7.3	$7.4	$6.9	$34.1

(6) Long-Term Debt

As of December 31, 2021 and 2020, long-term debt consisted of the following (in millions):

	December 31, 2021			December 31, 2020
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Term Loan due 2021 (1)	$—	$—	$—	$350.0	$—	$350.0
Consolidated Credit Facility due 2024 (2)	15.0	—	15.0	—	—	—
AR Facility due 2024 (3)	350.0	—	350.0	250.0	—	250.0
ENLK’s 4.40% Senior unsecured notes due 2024	521.8	0.7	522.5	521.8	1.1	522.9
ENLK’s 4.15% Senior unsecured notes due 2025	720.8	(0.4)	720.4	720.8	(0.6)	720.2
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.3)	490.7	491.0	(0.4)	490.6
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.5)	444.5	450.0	(5.7)	444.3
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,397.3	$(5.8)	4,391.5	$4,632.3	$(5.9)	4,626.4
Debt issuance costs (4)			(27.8)			(32.6)
Less: Current maturities of long-term debt (1)			—			(349.8)
Long-term debt, net of unamortized issuance cost			$4,363.7			$4,244.0
____________________________
(1)Bore interest prior to its maturity based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 1.7% at December 31, 2020. The Term Loan was repaid at maturity on December 10, 2021. The outstanding principal balance, net of debt issuance costs, was classified as “Current maturities of long-term debt” on the consolidated balance sheet as of December 31, 2020.
(2)Bears interest based on Prime and/or LIBOR plus an applicable margin. The effective interest rate was 3.9% at December 31, 2021.
(3)Bears interest based on LMIR and/or LIBOR plus an applicable margin. The effective interest rate was 1.2% and 2.0% at December 31, 2021 and 2020, respectively.
(4)Net of accumulated amortization of $18.4 million and $14.1 million at December 31, 2021 and 2020, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Maturities

Maturities for the long-term debt as of December 31, 2021 are as follows (in millions):

2022	$—
2023	—
2024	886.8
2025	720.8
2026	491.0
Thereafter	2,298.7
Subtotal	4,397.3
Less: net discount	(5.8)
Less: debt issuance cost	(27.8)
Long-term debt, net of unamortized issuance cost	$4,363.7

Term Loan

On December 11, 2018, ENLK entered into the Term Loan with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto. In December 2020, May 2021, and September 2021, we repaid $500.0 million, $100.0 million, and $100.0 million, respectively, of the borrowings under the Term Loan. The remaining $150.0 million of the Term Loan was repaid at maturity on December 10, 2021.

Consolidated Credit Facility

The Consolidated Credit Facility permits ENLC to borrow up to $1.75 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. The Consolidated Credit Facility became available for borrowings and letters of credit upon closing of the Merger. In addition, ENLK became a guarantor under the Consolidated Credit Facility upon the closing of the Merger. In the event that ENLC’s obligations under the Consolidated Credit Facility are accelerated due to a default, ENLK will be liable for the entire outstanding balance and 105% of the outstanding letters of credit under the Consolidated Credit Facility. There was $15.0 million in outstanding borrowings under the Consolidated Credit Facility and $41.3 million outstanding letters of credit as of December 31, 2021.

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

Under the terms of the Consolidated Credit Facility, if we consummate an acquisition in which the aggregate purchase price is $50.0 million or more, we can elect to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters. In April 2021, we completed the acquisition of Amarillo Rattler, LLC with an aggregate purchase price in excess of $50.0 million and elected to increase the maximum allowed ratio of consolidated indebtedness to consolidated EBITDA to 5.5 to 1.0 through the first quarter of 2022.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

At December 31, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the Consolidated Credit Facility for at least the next twelve months.

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

On September 24, 2021, the SPV entered into the second amendment to the AR Facility that, among other things: (i) increased the AR Facility limit and lender commitments by $50.0 million to $350.0 million, (ii) extended the scheduled termination date of the facility from October 20, 2023 to September 24, 2024, and (iii) reduced the effective drawn fee to 1.10% rather than the previous 1.25%.

Since our investment in the SPV is not sufficient to finance its activities without additional support from us, the SPV is a variable interest entity. We are the primary beneficiary of the SPV because we have the power to direct the activities that most significantly affect its economic performance and we are obligated to absorb its losses or receive its benefits from operations. Since we are the primary beneficiary of the SPV, we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $773.6 million and long-term debt of $350.0 million as of December 31, 2021.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. As of December 31, 2021, the AR Facility had a borrowing base of $350.0 million. Borrowings under the AR Facility bear interest (based on LIBOR or LMIR (as defined in the AR Facility) or after a benchmark transition event, the applicable SOFR (as defined in the AR Facility) plus a benchmark replacement adjustment) plus a drawn fee in the amount of 1.10% at December 31, 2021. The SPV also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by the SPV under the AR Facility are due monthly.

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

The AR Facility includes covenants, indemnification provisions, and events of default, including those providing for termination of the AR Facility and the acceleration of amounts owed by the SPV under the AR Facility if, among other things, a borrowing base deficiency exists, there is an event of default under the Consolidated Credit Facility or certain other indebtedness, certain events negatively affecting the overall credit quality of the receivables held as collateral occur, a change of control occurs, or if the consolidated leverage ratio of ENLC exceeds limits identical to those in the Consolidated Credit Facility.

At December 31, 2021, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

Issuances and Redemptions of Senior Unsecured Notes

On December 14, 2020, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.625% senior unsecured notes due January 15, 2028 (the “2028 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2028 Notes are payable on January 15 and July 15 of each year. The 2028 Notes are fully and unconditionally guaranteed by ENLK. Net proceeds of approximately $494.7 million were used to repay a portion of the borrowings under the Term Loan, which matured in December 2021.

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

If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies. At December 31, 2021, ENLC and ENLK were in compliance and expect to be in compliance with the covenants in the senior unsecured notes for at least the next twelve months.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Senior Unsecured Notes Repurchases

For the year ended December 31, 2020, we and ENLK made aggregate payments to partially repurchase the 2024, 2025, 2026, and 2029 Notes in open market transactions. For the year ended December 31, 2021, we and ENLK did not repurchase any senior notes. Activity related to the 2020 partial repurchases of our outstanding debt consisted of the following (in millions):

Year Ended December 31, 2020
Debt repurchased	$67.7
Aggregate payments	(36.0)
Net discount on repurchased debt	(0.3)
Accrued interest on repurchased debt	0.6
Gain on extinguishment of debt	$32.0

(7) Income Taxes

The components of our income tax expense are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Current income tax expense	$(0.8)	$(1.1)	$—
Deferred tax expense	(24.6)	(142.1)	(6.9)
Total income tax expense	$(25.4)	$(143.2)	$(6.9)

The following schedule reconciles total income tax expense and the amount calculated by applying the statutory U.S. federal tax rate to income before income taxes (in millions):

	Year Ended December 31,
	2021	2020	2019
Expected income tax benefit (expense) based on federal statutory tax rate	$(10.0)	$58.5	$233.6
State income tax benefit (expense), net of federal benefit	(1.4)	6.5	27.0
Unit-based compensation (1)	(3.1)	(6.0)	(2.2)
Non-deductible expense related to impairments	—	(43.4)	(264.5)
Statutory rate changes (2)(3)	(10.2)	—	—
Change in valuation allowance (3)	1.7	(153.3)	—
Other	(2.4)	(5.5)	(0.8)
Total income tax expense	$(25.4)	$(143.2)	$(6.9)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of restricted incentive units.
(2)Effective January 1, 2022, Oklahoma House Bill 2960 resulted in a change in the corporate income tax rate from 6% to 4% and Louisiana Senate Bill No. 159 resulted in a change in the corporate income tax rate from 8% to 7.5%. Accordingly, we recorded deferred tax expense related to our Oklahoma and Louisiana operations in the amount of $7.6 million and $2.6 million, respectively, for the year ended December 31, 2021 due to a remeasurement of deferred tax assets.
(3)Includes the remeasurement of the state deferred tax liabilities, but were partially offset by a change in state apportionment, and its impact on the valuation allowance for the year ended December 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. Our deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows (in millions):

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Federal net operating loss carryforward	$573.6	$488.3
State net operating loss carryforward	59.6	61.0
Total deferred tax assets, gross	633.2	549.3
Valuation allowance	(151.6)	(153.3)
Total deferred tax assets, net of valuation allowance	481.6	396.0
Deferred tax liabilities:
Property, plant, equipment, and intangible assets (1)	(619.1)	(504.6)
Total deferred tax liabilities	(619.1)	(504.6)
Deferred tax liability, net	$(137.5)	$(108.6)
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

As of December 31, 2021, we had federal net operating loss (“NOL”) carryforwards of $2.7 billion that represent a net deferred tax asset of $573.6 million. As of December 31, 2021, we had state NOL carryforwards of $1.3 billion that represent a net deferred tax asset of $59.6 million. These carryforwards will begin expiring in 2028 through 2040. Federal NOLs incurred in 2018 and in future years (approximately $2.5 billion of our federal NOL carryforwards) may be carried forward indefinitely, but the deductibility of such federal NOLs is limited, while federal NOLs incurred prior to 2018 (approximately $0.2 billion of our NOL carryforwards) may be carried forward for only twenty years, but the deductibility of such NOL carryforwards generally is not limited unless we were to undergo a Section 382 “ownership change.”

A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. We established a valuation allowance of $153.3 million as of December 31, 2020, primarily related to federal and state tax operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized. For the year ended December 31, 2021, we recorded a $1.7 million valuation allowance adjustment. As of December 31, 2021, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

For the years ended December 31, 2021 and 2020, there was no recorded unrecognized tax benefit. Per our accounting policy election, penalties and interest related to unrecognized tax benefits are recorded to income tax expense. As of December 31, 2021, tax years 2017 through 2021 remain subject to examination by various taxing authorities.

(8) Certain Provisions of the Partnership Agreement

(a) Series B Preferred Units

Issuance and Ownership

In January 2016, ENLK issued an aggregate of 50,000,000 Series B Preferred Units representing ENLK limited partner interests to Enfield in a private placement for a cash purchase price of $15.00 per Series B Preferred Unit (the “Issue Price”). On August 4, 2021, Enfield Holdings, L.P. (“Enfield”) sold all of its Series B Preferred Units and ENLC Class C Common

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Units representing limited liability company interests in ENLC to Brookfield Infrastructure Partners L.P. and funds managed by Oaktree Capital Management, L.P.

Redemption

In December 2021, we redeemed 3,300,330 Series B Preferred Units for total consideration of $50.0 million plus accrued distributions. In addition, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price represents 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we have agreed with the holders of the Series B Preferred Units that we will pay cash in lieu of making a quarterly PIK distribution through the distribution declared for the fourth quarter of 2022.

Conversion and Distributions

Series B Preferred Units are exchangeable for ENLC common units in an amount equal to the number of outstanding Series B Preferred Units outstanding multiplied by the exchange ratio of 1.15, subject to certain adjustments (the “Series B Exchange Ratio”). The exchange is subject to ENLK’s option to pay cash instead of issuing additional ENLC common units, and can occur in whole or in part at the option of the holder of the Series B Preferred Units at any time, or in whole at our option, provided the daily volume-weighted average closing price of the ENLC common units for the 30 trading days ending two trading days prior to the exchange is greater than 150% of the Issue Price divided by the conversion ratio of 1.15.

The holder of the Series B Preferred Units is entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units. The quarterly in-kind distribution (the “Series B PIK Distribution”) equals the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the Series B Exchange Ratio, over (2) $0.28125 per Series B Preferred Unit (the “Cash Distribution Component”), divided by (y) the Issue Price. Except as described above with respect to distributions made until the distribution declared for the fourth quarter of 2022, the quarterly cash distribution (the “Series B Cash Distribution”) consists of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the Series B PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the Series B PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
A summary of the distribution activity relating to the Series B Preferred Units for the years ended December 31, 2021, 2020, and 2019 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash distribution (in millions)	Date paid/payable
2021
First Quarter of 2021	150,871	$17.0	May 14, 2021
Second Quarter of 2021	151,248	$17.0	August 13, 2021
Third Quarter of 2021	151,626	$17.1	November 12, 2021
Fourth Quarter of 2021	—	$19.2	February 11, 2022 (1)

2020
First Quarter of 2020	149,371	$16.8	May 13, 2020
Second Quarter of 2020	149,745	$16.8	August 13, 2020
Third Quarter of 2020	150,119	$16.9	November 13, 2020
Fourth Quarter of 2020	150,494	$16.9	February 12, 2021

2019
First Quarter of 2019	147,887	$16.7	May 14, 2019
Second Quarter of 2019	148,257	$17.1	August 13, 2019
Third Quarter of 2019	148,627	$17.1	November 13, 2019
Fourth Quarter of 2019	148,999	$16.8	February 13, 2020
____________________________
(1)In December 2021 and January 2022, we paid $0.9 million and $1.0 million, respectively, of accrued distributions on the Series B Preferred Units redeemed. The remaining distribution of $17.3 million related to the fourth quarter of 2021 will be payable February 11, 2022. See “Note 18—Subsequent Event” for more information regarding the January 2022 Series B Preferred Unit redemption.

(b) Series C Preferred Units

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

Distributions on the Series C Preferred Units accrue and are cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 is 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
of 4.11%. For each of the years ended December 31, 2021, 2020, and 2019, ENLK made distributions of $24.0 million to the holders of Series C Preferred Units.

(9) Members’ Equity

(a) Common Unit Repurchase Program

In November 2020, the board of directors of the Managing Member authorized a common unit repurchase program for the repurchase of up to $100.0 million of outstanding ENLC common units and reauthorized such program in April 2021. The Board reauthorized ENLC’s common unit repurchase program and reset the amount available for repurchases of outstanding common units at up to $100.0 million effective January 1, 2022. Repurchases under the common unit repurchase program will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time.

For the year ended December 31, 2021, ENLC repurchased 6,091,001 outstanding ENLC common units for an aggregate cost, including commissions, of $40.1 million, or an average of $6.59 per common unit. For the year ended December 31, 2020, ENLC repurchased 383,614 outstanding ENLC common units for an aggregate cost, including commissions, of $1.2 million, or an average of $3.02 per common unit.

(b) Issuance of ENLC Common Units related to the Merger

In connection with the consummation of the Merger, we issued 304,822,035 ENLC common units in exchange for all of the outstanding ENLK common units not previously owned by us.

(c) ENLC Equity Distribution Agreement

On February 22, 2019, ENLC entered into the ENLC EDA with the ENLC Sales Agents to sell up to $400.0 million in aggregate gross sales of ENLC common units from time to time through an “at the market” equity offering program. Under the ENLC EDA, ENLC may also sell common units to any ENLC Sales Agent as principal for the ENLC Sales Agent’s own account at a price agreed upon at the time of sale. ENLC has no obligation to sell any ENLC common units under the ENLC EDA and may at any time suspend solicitation and offers under the ENLC EDA. As of February 9, 2022, ENLC has not sold any common units under the ENLC EDA.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(d) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Year Ended December 31,
	2021	2020	2019
Distributed earnings allocated to:
Common units (1)	$192.5	$183.5	$479.0
Unvested restricted units (1)	4.5	3.1	5.7
Total distributed earnings	$197.0	$186.6	$484.7
Undistributed loss allocated to:
Common units	$(170.6)	$(598.4)	$(1,584.8)
Unvested restricted units	(4.0)	(9.7)	(19.2)
Total undistributed loss	$(174.6)	$(608.1)	$(1,604.0)
Net income (loss) attributable to ENLC allocated to:
Common units	$21.9	$(414.9)	$(1,105.8)
Unvested restricted units	0.5	(6.6)	(13.5)
Total net income (loss) attributable to ENLC	$22.4	$(421.5)	$(1,119.3)
Basic and diluted net income (loss) per unit attributable to ENLC:
Basic	$0.05	$(0.86)	$(2.41)
Diluted	$0.05	$(0.86)	$(2.41)
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Basic weighted average units outstanding:
Weighted average common units outstanding	488.8	489.3	463.9
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	488.8	489.3	463.9
Dilutive effect of non-vested restricted units (1)	5.5	—	—
Total weighted average diluted common units outstanding	494.3	489.3	463.9
____________________________
(1)For the years ended December 31, 2020 and 2019, all common unit equivalents were antidilutive because a net loss existed for those periods.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(e) Distributions

A summary of our distribution activity related to the ENLC common units for the years ended December 31, 2021, 2020, and 2019, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2021
First Quarter of 2021	$0.09375	May 14, 2021
Second Quarter of 2021	$0.09375	August 13, 2021
Third Quarter of 2021	$0.09375	November 12, 2021
Fourth Quarter of 2021	$0.11250	February 11, 2022

2020
First Quarter of 2020	$0.09375	May 13, 2020
Second Quarter of 2020	$0.09375	August 13, 2020
Third Quarter of 2020	$0.09375	November 13, 2020
Fourth Quarter of 2020	$0.09375	February 12, 2021

2019
First Quarter of 2019	$0.279	May 14, 2019
Second Quarter of 2019	$0.283	August 13, 2019
Third Quarter of 2019	$0.283	November 13, 2019
Fourth Quarter of 2019	$0.1875	February 13, 2020

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(10) Investment in Unconsolidated Affiliates

As of December 31, 2021, our unconsolidated investments consisted of a 38.75% ownership in GCF and a 30% ownership in the Cedar Cove JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
GCF
Distributions	$3.5	$1.6	$19.2
Equity in income (loss)	$(9.1)	$3.0	$16.5

Cedar Cove JV
Distributions	$0.4	$0.5	$1.0
Equity in loss (1)	$(2.4)	$(2.4)	$(33.3)

Total
Distributions	$3.9	$2.1	$20.2
Equity in income (loss) (1)	$(11.5)	$0.6	$(16.8)
___________________________
(1)Includes a loss of $31.4 million for the year ended December 31, 2019 related to the impairment of the carrying value of the Cedar Cove JV, as we determined that the carrying value of our investment was not recoverable based on the forecasted cash flows from the Cedar Cove JV.

The following table shows the balances related to our investment in unconsolidated affiliates as of December 31, 2021 and 2020 (in millions):

	December 31, 2021	December 31, 2020
GCF	$28.0	$40.6
Cedar Cove JV (1)	(1.8)	1.0
Total investment in unconsolidated affiliates	$26.2	$41.6
___________________________
(1)As of December 31, 2021, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheet.

(11) Employee Incentive Plans

(a) Long-Term Incentive Plans

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Cost of unit-based compensation charged to general and administrative expense	$18.7	$21.3	$32.7
Cost of unit-based compensation charged to operating expense	6.6	7.1	6.7
Total unit-based compensation expense	$25.3	$28.4	$39.4
Non-controlling interest in unit-based compensation	$—	$—	$0.5
Amount of related income tax benefit recognized in net income (loss) (1)	$5.9	$6.7	$9.1
____________________________
(1)For the years ended December 31, 2021, 2020, and 2019 the amount of related income tax benefit recognized in net income (loss) excluded $3.1 million, $6.0 million, and $2.2 million of income tax expense, respectively, related to book-to-tax differences recorded upon vesting of restricted units.

(b) ENLC Restricted Incentive Units

ENLC restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2021 is provided below:

	Year Ended December 31, 2021
ENLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	5,350,086	$8.45
Granted (1)	3,937,301	3.86
Vested (1)(2)	(1,268,801)	12.85
Forfeited	(511,115)	6.10
Non-vested, end of period	7,507,471	$5.46
Aggregate intrinsic value, end of period (in millions)	$51.7
____________________________
(1)Restricted incentive units typically vest at the end of three years.
(2)Vested units included 382,343 units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2021, 2020, and 2019 is provided below (in millions):

	Year Ended December 31,
ENLC Restricted Incentive Units:	2021	2020	2019
Aggregate intrinsic value of units vested	$5.6	$12.1	$17.3
Fair value of units vested	$16.3	$31.5	$22.8

As of December 31, 2021, there were $13.0 million of unrecognized compensation costs that related to non-vested ENLC restricted incentive units. These costs are expected to be recognized over a weighted average period of 1.6 years.

For restricted incentive unit awards granted to certain officers and employees (the “grantee”), such awards (the “Subject Grants”) generally provide that, subject to the satisfaction of the conditions set forth in the agreement, the Subject Grants will vest on the third anniversary of the vesting commencement date (the “Regular Vesting Date”). The Subject Grants will be forfeited if the grantee’s employment or service with ENLC and its affiliates terminates prior to the Regular Vesting Date except that the Subject Grants will vest in full or on a pro-rated basis for certain terminations of employment or service prior to the Regular Vesting Date. For instance, the Subject Grants will vest on a pro-rated basis for any terminations of the grantee’s employment: (i) due to retirement, (ii) by ENLC or its affiliates without cause, or (iii) by the grantee for good reason (each, a “Covered Termination” and more particularly defined in the Subject Grants agreement) except that the Subject Grants will vest in full if the applicable Covered Termination is a “normal retirement” (as defined in the Subject Grants agreement) or the

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
applicable Covered Termination occurs after a change of control (if any). The Subject Grants will vest in full if death or a qualifying disability occurs prior to the Regular Vesting Date.

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

Performance Unit Awards Vesting

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

In 2021, the Board adopted the metric free cash flow after distributions (“FCFAD”) as the cash flow performance goal in the Performance-Based Award Agreement rather than the previously used distributable cash flow per unit. The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the FCFAD performance of ENLC for the performance period ending December 31, 2021:

Performance Level	ENLC’s Achieved FCFAD	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $205 million	0%
Threshold	Equal to $205 million	50%
Target	Equal to $256 million	100%
Maximum	Greater than or Equal to $300 million	200%

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the cash flow performance of ENLC for the performance period ending December 31, 2020:

Performance Level	ENLC’s Achieved Distributable Cash Flow per Unit	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.345	0%
Threshold	Equal to $1.345	50%
Target	Equal to $1.494	100%
Maximum	Greater than or Equal to $1.643	200%

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the cash flow performance of ENLC for the performance period ending December 31, 2019:

Performance Level	ENLC’s Achieved Distributable Cash Flow per Unit	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.43	0%
Threshold	Equal to $1.43	50%
Target	Equal to $1.55	100%
Maximum	Greater than or Equal to $1.72	200%

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

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

ENLC Performance Units:	January 2021	July 2020	March 2020	January 2020	October 2019	June 2019	March 2019
Grant-date fair value	$4.70	$2.33	$1.13	$7.69	$7.29	$9.92	$13.10
Beginning TSR price	$3.71	$2.52	$1.25	$6.13	$7.42	$9.84	$10.92
Risk-free interest rate	0.17%	0.17%	0.42%	1.62%	1.44%	1.72%	2.42%
Volatility factor	71.00%	67.00%	51.00%	37.00%	35.00%	33.50%	33.86%

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The following table presents a summary of the performance units:

	Year Ended December 31, 2021
ENLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,351,241	$8.82
Granted	1,388,139	4.70
Vested (1)	(164,553)	26.73
Non-vested, end of period	3,574,827	$6.40
Aggregate intrinsic value, end of period (in millions)	$24.6
____________________________
(1)Vested units included 63,901 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2021, 2020, and 2019 is provided below (in millions).

	Year Ended December 31,
ENLC Performance Units:	2021	2020	2019
Aggregate intrinsic value of units vested	$0.6	$0.9	$3.4
Fair value of units vested	$4.4	$5.5	$7.9

As of December 31, 2021, there were $10.4 million of unrecognized compensation costs that related to non-vested ENLC performance units. These costs are expected to be recognized over a weighted-average period of 1.6 years.

(d) Benefit Plan

ENLK maintains a tax-qualified 401(k) plan whereby it matches 100% of every dollar contributed up to 6% of an employee’s eligible compensation. Contributions of $7.0 million, $7.2 million, and $9.4 million were made to the plan for the years ended December 31, 2021, 2020, and 2019, respectively.

(12) Derivatives

Interest Rate Swaps

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we paid a fixed interest rate of 2.28% in exchange for LIBOR-based variable interest through December 2021. These interest rate swaps expired on December 10, 2021. There was no ineffectiveness related to this hedge.

During 2021 and 2020, we terminated the interest rate swaps in several increments in connection with repayments of the Term Loan, which was one of our floating-rate, LIBOR-based borrowings. The following table presents the interest rate swaps terminations and the associated cash payments during 2021 and 2020 (in millions):

	Interest Rate Swaps Terminations	Cash Payments Associated with Interest Rate Swaps Terminations
December 2021	$150.0	$—
September 2021	100.0	0.5
May 2021	100.0	1.3
December 2020	500.0	10.9
Total termination of interest rate swaps	$850.0	$12.7

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The components of the unrealized gain (loss) on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Change in fair value of interest rate swaps	$18.2	$(5.6)	$(12.4)
Tax benefit (expense)	(4.3)	1.3	3.4
Unrealized gain (loss) on designated cash flow hedge	$13.9	$(4.3)	$(9.0)

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement of our interest rate swaps and amortization of the termination payments, included in our consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Interest expense	$18.3	$14.5	$0.4

We expect to recognize an additional $0.1 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

The fair value of our interest rate swaps included in our consolidated balance sheets were as follows (in millions):

	December 31, 2021	December 31, 2020
Fair value of derivative liabilities—current	$—	$(7.6)

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Year Ended December 31,
	2021	2020	2019
Change in fair value of derivatives	$(12.4)	$(10.5)	$(0.1)
Realized gain (loss) on derivatives	(146.7)	(11.5)	14.5
Gain (loss) on derivative activity	$(159.1)	$(22.0)	$14.4

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	December 31, 2021	December 31, 2020
Fair value of derivative assets—current	$22.4	$25.0
Fair value of derivative assets—long-term	0.2	4.9
Fair value of derivative liabilities—current	(34.9)	(29.5)
Fair value of derivative liabilities—long-term	(2.2)	(2.5)
Net fair value of commodity swaps	$(14.5)	$(2.1)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity swaps that we held for price risk management purposes and the related physical offsets at December 31, 2021 (in millions). The remaining term of the contracts extend no later than January 2023.

		December 31, 2021
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gals	(63.0)	$(10.6)
NGL (long contracts)	Swaps	Gals	—	—
Natural gas (short contracts)	Swaps	MMbtu	(7.5)	2.7
Natural gas (long contracts)	Swaps	MMbtu	13.2	(7.8)
Crude and condensate (short contracts)	Swaps	MMbbls	(3.9)	(4.4)
Crude and condensate (long contracts)	Swaps	MMbbls	3.9	5.6
Total fair value of commodity swaps				$(14.5)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap contracts, the maximum loss on our gross receivable position of $22.6 million as of December 31, 2021 would be reduced to $0.8 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	December 31, 2021	December 31, 2020
Interest rate swaps (1)	$—	$(7.6)
Commodity swaps (2)	$(14.5)	$(2.1)
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,363.7	$4,520.0	$4,593.8	$4,318.2
Installment payab1e (2)	$10.0	$10.0	$—	$—
Contingent consideration (2)	$6.9	$6.9	$—	$—
____________________________
(1)The carrying value of long-term debt as of December 31, 2020 includes current maturities. The carrying value of the long-term debt is reduced by debt issuance costs of $27.8 million and $32.6 million at December 31, 2021 and 2020, respectively. The respective fair values do not factor in debt issuance costs.
(2)Consideration paid for the acquisition of Amarillo Rattler, LLC included $10.0 million to be paid on April 30, 2022 and a contingent consideration capped at $15.0 million and payable between 2024 and 2026 based on Diamondback Energy’s drilling activity above historical levels. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs. For additional information regarding this transaction, refer to “Note 2—Significant Accounting Policies.”
The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of December 31, 2021 and 2020 were based on Level 2 inputs from third-party market quotations.
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

(c) Litigation Contingencies

In February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). As a result of Winter Storm Uri, we have encountered customer billing disputes related to the delivery of gas during the storm, including one that resulted in litigation. The litigation is between one of our subsidiaries, EnLink Gas Marketing, LP (“EnLink Gas”), and Koch Energy Services, LLC (“Koch”) in the 162nd District Court in Dallas County, Texas. The dispute centers on whether EnLink Gas was excused from delivering gas or performing under certain delivery or purchase obligations during Winter Storm Uri, given our declaration of force majeure during the storm. Koch has invoiced us approximately $53.9 million (after subtracting amounts owed to EnLink Gas) and does not recognize the declaration of force majeure. We believe the declaration of force majeure was valid and appropriate and we intend to vigorously defend against Koch’s claims.

Another of our subsidiaries, EnLink Energy GP, LLC, is also involved in litigation arising out of Winter Storm Uri. This matter is a multi-district litigation currently pending in Harris County, Texas, in which multiple individual plaintiffs assert personal injury and property damage claims arising out of Winter Storm Uri against an aggregate of over 350 power generators, transmission/distribution utility, retail electric provider, and natural gas defendants across over 150 filed cases. We believe the claims against our subsidiary lack merit and we intend to vigorously defend against such claims.

In addition, we are involved in various litigation and administrative proceedings arising in the normal course of business. In the opinion of management, any liabilities that may result from these claims would not, individually or in the aggregate, have a material adverse effect on our financial position, results of operations, or cash flows. We may also be involved from time to time in the future in various proceedings in the normal course of business, including litigation on disputes related to contracts, property rights, property use or damage (including nuisance claims), personal injury, or the value of pipeline easements or other rights obtained through the exercise of eminent domain or common carrier rights.

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

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2021
Natural gas sales	$609.4	$693.5	$213.4	$150.0	$—	$1,666.3
NGL sales	0.9	3,353.1	2.0	1.1	—	3,357.1
Crude oil and condensate sales	677.4	212.0	81.2	—	—	970.6
Product sales	1,287.7	4,258.6	296.6	151.1	—	5,994.0
NGL sales—related parties	1,008.4	129.7	630.8	447.0	(2,215.9)	—
Crude oil and condensate sales—related parties	—	—	0.1	7.1	(7.2)	—
Product sales—related parties	1,008.4	129.7	630.9	454.1	(2,223.1)	—
Gathering and transportation	46.8	64.7	186.9	157.0	—	455.4
Processing	29.1	2.4	98.7	108.3	—	238.5
NGL services	—	82.6	—	0.3	—	82.9
Crude services	18.4	39.3	12.8	0.7	—	71.2
Other services	0.2	1.7	0.6	0.5	—	3.0
Midstream services	94.5	190.7	299.0	266.8	—	851.0
Crude services—related parties	—	—	0.3	—	(0.3)	—
Other services—related parties	—	2.4	—	—	(2.4)	—
Midstream services—related parties	—	2.4	0.3	—	(2.7)	—
Revenue from contracts with customers	2,390.6	4,581.4	1,226.8	872.0	(2,225.8)	6,845.0
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(1,996.1)	(4,091.2)	(796.6)	(531.8)	2,225.8	(5,189.9)
Realized loss on derivatives	(75.6)	(42.3)	(22.6)	(6.2)	—	(146.7)
Change in fair value of derivatives	(7.7)	0.7	—	(5.4)	—	(12.4)
Adjusted gross margin	311.2	448.6	407.6	328.6	—	1,496.0
Operating expenses	(81.5)	(123.7)	(80.0)	(77.7)	—	(362.9)
Segment profit	229.7	324.9	327.6	250.9	—	1,133.1
Depreciation and amortization	(139.9)	(141.0)	(204.3)	(114.3)	(8.0)	(607.5)
Impairments	—	(0.6)	—	—	(0.2)	(0.8)
Gain on disposition of assets	—	1.2	—	0.3	—	1.5
General and administrative	—	—	—	—	(107.8)	(107.8)
Interest expense, net of interest income	—	—	—	—	(238.7)	(238.7)
Loss from unconsolidated affiliates	—	—	—	—	(11.5)	(11.5)
Income (loss) before non-controlling interest and income taxes	$89.8	$184.5	$123.3	$136.9	$(366.2)	$168.3
Capital expenditures	$141.6	$9.3	$30.4	$11.9	$2.8	$196.0
____________________________
(1)Includes related party cost of sales of $17.9 million for the year ended December 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2020
Natural gas sales	$150.1	$330.5	$153.1	$70.3	$—	$704.0
NGL sales	0.2	1,545.4	2.8	—	—	1,548.4
Crude oil and condensate sales	558.1	126.7	40.3	—	—	725.1
Product sales	708.4	2,002.6	196.2	70.3	—	2,977.5
NGL sales—related parties	312.6	31.4	296.4	115.2	(755.6)	—
Crude oil and condensate sales—related parties	0.6	—	(0.1)	3.6	(4.1)	—
Product sales—related parties	313.2	31.4	296.3	118.8	(759.7)	—
Gathering and transportation	42.8	46.5	228.7	179.2	—	497.2
Processing	24.1	2.0	123.6	132.6	—	282.3
NGL services	—	75.8	—	0.2	—	76.0
Crude services	16.8	45.2	16.5	0.2	—	78.7
Other services	1.2	1.6	0.4	0.9	—	4.1
Midstream services	84.9	171.1	369.2	313.1	—	938.3
Crude services—related parties	—	—	0.3	—	(0.3)	—
Midstream services—related parties	—	—	0.3	—	(0.3)	—
Revenue from contracts with customers	1,106.5	2,205.1	862.0	502.2	(760.0)	3,915.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(842.2)	(1,787.0)	(365.5)	(153.8)	760.0	(2,388.5)
Realized loss on derivatives	(1.1)	(6.0)	(4.4)	—	—	(11.5)
Change in fair value of derivatives	1.1	(6.5)	(4.5)	(0.6)	—	(10.5)
Adjusted gross margin	264.3	405.6	487.6	347.8	—	1,505.3
Operating expenses	(94.2)	(120.0)	(82.2)	(77.4)	—	(373.8)
Segment profit	170.1	285.6	405.4	270.4	—	1,131.5
Depreciation and amortization	(125.2)	(145.8)	(216.9)	(143.4)	(7.3)	(638.6)
Impairments	(184.6)	(170.0)	(0.7)	—	(7.5)	(362.8)
Gain (loss) on disposition of assets	(11.2)	0.1	0.3	2.0	—	(8.8)
General and administrative	—	—	—	—	(103.3)	(103.3)
Interest expense, net of interest income	—	—	—	—	(223.3)	(223.3)
Gain on extinguishment of debt	—	—	—	—	32.0	32.0
Income from unconsolidated affiliates	—	—	—	—	0.6	0.6
Other income	—	—	—	—	0.3	0.3
Income (loss) before non-controlling interest and income taxes	$(150.9)	$(30.1)	$188.1	$129.0	$(308.5)	$(172.4)
Capital expenditures	$181.1	$44.6	$17.9	$16.9	$2.1	$262.6
____________________________
(1)Includes related party cost of sales of $8.7 million for the year ended December 31, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2019
Natural gas sales	$94.3	$416.6	$236.4	$129.3	$—	$876.6
NGL sales	0.9	1,725.6	19.6	30.9	—	1,777.0
Crude oil and condensate sales	1,975.0	291.9	109.6	—	—	2,376.5
Product sales	2,070.2	2,434.1	365.6	160.2	—	5,030.1
Natural gas sales—related parties	0.4	—	—	—	(0.4)	—
NGL sales—related parties	347.7	25.7	421.1	94.8	(889.3)	—
Crude oil and condensate sales—related parties	13.5	1.7	—	5.5	(20.7)	—
Product sales—related parties	361.6	27.4	421.1	100.3	(910.4)	—
Gathering and transportation	48.8	58.3	234.5	196.4	—	538.0
Processing	30.5	3.2	138.2	143.0	—	314.9
NGL services	—	50.6	—	0.1	—	50.7
Crude services	19.2	51.9	19.8	—	—	90.9
Other services	12.0	0.7	0.1	1.1	—	13.9
Midstream services	110.5	164.7	392.6	340.6	—	1,008.4
NGL services—related parties	—	(3.4)	—	—	3.4	—
Crude services—related parties	—	—	1.8	—	(1.8)	—
Midstream services—related parties	—	(3.4)	1.8	—	1.6	—
Revenue from contracts with customers	2,542.3	2,622.8	1,181.1	601.1	(908.8)	6,038.5
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(2,283.9)	(2,181.6)	(627.0)	(208.8)	908.8	(4,392.5)
Realized gain on derivatives	9.4	5.1	—	—	—	14.5
Change in fair value of derivatives	1.5	(1.8)	—	0.2	—	(0.1)
Adjusted gross margin	269.3	444.5	554.1	392.5	—	1,660.4
Operating expenses	(112.9)	(147.3)	(104.0)	(102.9)	—	(467.1)
Segment profit	156.4	297.2	450.1	289.6	—	1,193.3
Depreciation and amortization	(119.8)	(154.1)	(194.9)	(139.8)	(8.4)	(617.0)
Impairments	(3.5)	(188.7)	(813.5)	(127.8)	—	(1,133.5)
Gain (loss) on disposition of assets	(0.3)	2.6	0.1	(0.5)	—	1.9
General and administrative	—	—	—	—	(152.6)	(152.6)
Loss on secured term loan receivable	—	—	—	—	(52.9)	(52.9)
Interest expense, net of interest income	—	—	—	—	(216.0)	(216.0)
Loss from unconsolidated affiliates	—	—	—	—	(16.8)	(16.8)
Other income	—	—	—	—	0.9	0.9
Income (loss) before non-controlling interest and income taxes	$32.8	$(43.0)	$(558.2)	$21.5	$(445.8)	$(992.7)
Capital expenditures	$364.5	$99.9	$238.1	$39.0	$6.9	$748.4
____________________________
(1)Includes related party cost of sales of $21.7 million for the year ended December 31, 2019.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The table below represents information about segment assets as of December 31, 2021 and 2020 (in millions):

Segment Identifiable Assets:	December 31, 2021	December 31, 2020
Permian	$2,358.6	$2,236.3
Louisiana	2,428.6	2,312.4
Oklahoma	2,619.5	2,847.6
North Texas	896.8	1,008.6
Corporate (1)	179.7	146.0
Total identifiable assets	$8,483.2	$8,550.9
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(16) Supplemental Cash Flow Information

The following schedule summarizes cash paid for interest, cash paid for income taxes, cash paid for finance leases included in cash flows from financing activities, cash paid for operating leases included in cash flows from operating activities, non-cash investing activities, and non-cash financing activities for the periods presented (in millions):

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2021	2020	2019
Cash paid for interest	$208.8	$207.3	$218.9
Cash paid (refunded) for income taxes	$0.3	$(0.7)	$4.0
Cash paid for finance leases included in cash flows from financing activities	$—	$—	$1.2
Cash paid for operating leases included in cash flows from operating activities	$24.6	$24.6	$29.8

Non-cash investing activities:
Non-cash accrual of property and equipment	$12.0	$(39.6)	$(6.5)
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$18.7	$9.8	$104.1
Non-cash acquisitions	$16.9	$—	$—

Non-cash financing activities:
Receivable from sale of VEX	$—	$10.0	$—
Redemption of non-controlling interest	$—	$(4.0)	$—

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(17) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	December 31, 2021	December 31, 2020
Natural gas and NGLs inventory	$49.4	$44.9
Prepaid expenses and other	34.2	13.8
Other current assets	$83.6	$58.7

Other current liabilities:	December 31, 2021	December 31, 2020
Accrued interest	$47.2	$35.7
Accrued wages and benefits, including taxes	33.1	22.5
Accrued ad valorem taxes	28.3	26.5
Capital expenditure accruals	23.2	10.6
Short-term lease liability	18.1	16.3
Installment payable (1)	10.0	—
Inactive easement commitment (2)	9.8	—
Operating expense accruals	9.6	8.4
Other	23.6	29.1
Other current liabilities	$202.9	$149.1
____________________________
(1)Consideration paid for the acquisition of Amarillo Rattler, LLC included an installment payable to be paid on April 30, 2022.
(2)Amount related to inactive easements paid as utilized by us with the balance due in August 2022 if not utilized.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(18) Subsequent Event

Redemption of Series B Preferred Units. In January 2022, we redeemed 3,333,334 Series B Preferred Units for total consideration of $50.5 million plus accrued distributions. In addition, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price represents 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we have agreed with the holders of the Series B Preferred Units that we will pay cash in lieu of making a quarterly PIK distribution through the distribution declared for the fourth quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2021), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears in “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

Disclosure Pursuant to Item 1.01 of Form 8-K – Entry into a Material Definitive Agreement.

On February 15, 2022, ENLC and each of GIP III Stetson I, L.P. and GIP III Stetson II, L.P., the holders of approximately 41.7%, in the aggregate, of the outstanding ENLC common units (together “GIP Entities”) and, in the case of GIP III Stetson I, L.P., the owner of all of the equity interests in the Managing Member, entered into a Unit Repurchase Agreement (the “Repurchase Agreement”) pursuant to which ENLC agreed to repurchase, on a quarterly basis, a number of ENLC common units held by the GIP Entities (the “GIP Units”) based upon the number of common units repurchased from public unitholders by ENLC during the applicable quarter under ENLC’s common unit repurchase program. Under the Repurchase Agreement, following each fiscal quarter beginning with the quarter ending March 31, 2022, ENLC will repurchase from the GIP Entities a number of GIP Units equal to (i) the aggregate number of common units repurchased by ENLC in the open market during such quarter (or from the period beginning on the execution date of the Repurchase Agreement for the quarter ending March 31, 2022), multiplied by (ii) a percentage such that the GIP Entities’ then-existing economic ownership percentage of outstanding ENLC common units is maintained after the open market repurchases are taken into account. The initial percentage will be adjusted each quarter, as necessary, so that the GIP Entities’ economic ownership interest will remain the same after giving effect to the open market repurchases. The per unit price ENLC will pay for the GIP Units will be the average per unit price paid by ENLC for the common units repurchased from public unitholders during the applicable quarter.

The repurchase of GIP Units by ENLC will occur one business day before ENLC’s reporting of earnings for such quarter. ENLC will disclose in its periodic reports filed with the Commission the number of GIP units purchased by ENLC with respect to each quarter.

The Repurchase Agreement will be terminated after the authorized funds under ENLC’s current $100 million common unit repurchase program have been expended, including funds applied to repurchases under the Repurchase Agreement, or otherwise upon the mutual agreement of the parties thereto.

The terms of the Repurchase Agreement were unanimously approved by the Board and, based upon the related party nature of the Repurchase Agreement with the GIP Entities, the Conflicts Committee of the Board.

The foregoing description of the Repurchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Repurchase Agreement, a copy of which is filed as Exhibit 10.20 to this report and is incorporated herein by reference. For more information on ENLC’s common unit repurchase program, see “Item 5—Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities—Purchases of Equity Securities,” in this report.

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

Name	Age	Position with EnLink Midstream Manager, LLC
Barry E. Davis	60	Chairman and Chief Executive Officer
Benjamin D. Lamb	42	Executive Vice President and Chief Operating Officer
Pablo G. Mercado	45	Executive Vice President and Chief Financial Officer
Alaina K. Brooks	47	Executive Vice President, Chief Legal and Administrative Officer, and Secretary
Deborah G. Adams (1)	61	Director and Member of the Audit and Sustainability (2) Committees
William J. Brilliant	46	Director and Member of the Governance and Compensation Committee
Tiffany Thom Cepak (1)	48	Director and Member of the Audit and Conflicts Committees
Leldon E. Echols (1)	66	Director and Member of the Governance and Compensation and Audit (2) Committees
Thomas W. Horton	60	Director
James K. Lee	40	Director
Scott E. Telesz	54	Director and Member of the Sustainability Committee
Kyle D. Vann (1)	74	Director and Member of the Conflicts (2) and Governance and Compensation (2) Committees
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

Pablo G. Mercado, Executive Vice President and Chief Financial Officer, has served in this position since July 2020. Prior to July 2020, Mr. Mercado served as Senior Vice President and Chief Financial Officer of Forum Energy Technologies, Inc. (“Forum Energy”) from March 2018 to July 2020. Mr. Mercado also previously held various finance and corporate development positions at Forum Energy since joining in November 2011, including Senior Vice President, Finance from June 2017 to March 2018 and Vice President, Operations Finance from August 2015 to June 2017. Prior to Forum Energy, Mr. Mercado was as an investment banker with the Oil and Gas Group of Credit Suisse from 2005 to October 2011. Between 1998 and 2005, Mr. Mercado was an investment banker at UBS Investment Bank and Bank of America Merrill Lynch, working primarily with companies in the oil and gas industry. Mr. Mercado holds a Bachelor of Business Administration and a Bachelor of Arts in Economics from Southern Methodist University and a Master of Business Administration from The University of Chicago Booth School of Business. He currently serves on the Board of Directors of Comfort Systems USA, Inc. as the chair of the Audit Committee and a member of the Governance Committee and on the Board of Directors of the Energy Infrastructure Council, a non-profit trade association for companies that develop and operate energy infrastructure.

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

Deborah G. Adams has served as a director of the Managing Member since February 2020. Ms. Adams served on the Executive Leadership Team at Phillips 66 as Senior Vice President of Health, Safety, and Environment, Projects and Procurement from 2014 until her retirement in October 2016. Ms. Adams previously served as Division President, Transportation for Phillips 66 and ConocoPhilipps from 2008 to 2014. Prior to this time, Ms. Adams held various leadership positions at ConocoPhillips, including Chief Procurement Officer, General Manager, International Refining, and Manager, Global Downstream Information Systems. She has also served on several of ConocoPhillips’ joint venture boards. Ms. Adams currently serves as a director of MRC Global, Inc. and Austin Industries, an employee-owned construction company. Ms. Adams previously served as a director of Gulfport Energy Corporation from March 2018 until May 2021. Ms. Adams has also served as a member of the Oklahoma State University Foundation Board of Trustees and on the University’s Board of Governors. In 2014, she was inducted into the Oklahoma State University College of Engineering, Architecture and Technology Hall of Fame, and in 2015, the National Diversity Council named Adams to the list of the Top 50 Most Powerful Women in Oil and Gas. Ms. Adams received a Bachelor of Science in chemical engineering from Oklahoma State University. Ms. Adams was selected to serve as a director due to, among other factors, her extensive experience in the energy sector, including midstream, her leadership skills and her business experience, including her expertise in a wide range of operational areas.

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

Tiffany Thom Cepak has served as a director of the Managing Member since December 2021. Ms. Cepak most recently served as the Chief Financial Officer of Energy XXI Gulf Coast, Inc., an oil and natural gas development and production company, until its sale in October 2018. She also served as the Chief Financial Officer of KLR Energy Acquisition Corp. (and, subsequent to its business combination, Rosehill Resources Inc.) and as Chief Financial Officer of EPL Oil & Gas, Inc. She previously held a number of other positions with EPL, including Treasurer, Director of Investor Relations, and Director of Corporate Reserves. She began her career as a Senior Reservoir Engineer with Exxon Production Co. and Exxon Mobil Co. with operational roles, including reservoir and subsurface completion engineering. Ms. Cepak currently serves on the board of directors of Ranger Oil Corp., Patterson-UTI Energy, Inc., and California Resources Corp., where she serves as Board Chair, and previously served as a director of Yates Petroleum Corp. She holds a Bachelor of Science in engineering from the University of Illinois and a Master of Business Administration from Tulane University. Ms. Cepak was selected to serve as a director due to, among other factors, her extensive experience in the energy sector and her engineering, operational, and finance experience.

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

Kyle D. Vann has served as a director of the Managing Member since January 2019 and served as a director of the General Partner from April 2016 until January 2019. Mr. Vann began his career with Exxon Corporation in 1969. After ten years at Exxon, he joined Koch Industries and served in various leadership capacities, including senior vice president from 1995-2000. In 2001, he then took on the role of CEO of Entergy-Koch, LP, an energy trading and transportation company, which was sold in 2004. Mr. Vann consulted with Entergy until 2020 and was an executive advisor to CCMP Capital Advisors, LLC from 2012-2017. He also serves on the board of directors of Ecovyst, Inc. and is on the advisory boards of Texon, L.P. and Refined Technologies, Inc. He also serves as a director on the Boards of Mars Hill Productions and Generous Giving, which are private, charitable non-profits. Mr. Vann graduated from the University of Kansas with a Bachelor of Science in chemical engineering. He is a member of the Board of Advisors for the University of Kansas School of Engineering (where he was a recipient of the Distinguished Engineering Service Award). Mr. Vann was selected to serve as a director due to his extensive experience in the energy industry and his business expertise, among other factors.

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

For a director to be “independent” under the NYSE standards, the Board must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company, other than in his or her capacity as a director of the Company). In addition, the director must meet certain independence standards specified by the NYSE, including a requirement that the director was not employed by the Managing Member or engaged in certain business dealings with the Managing Member. Using these standards for determining independence, the Board has determined that Messrs. Vann and Echols and Mses. Adams and Cepak qualify as “independent” directors.

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

Board Committees

The Board has four standing committees: the Audit Committee, the Conflicts Committee, the Governance and Compensation Committee, and the Sustainability Committee. Each member of the Audit Committee is an independent director in accordance with the NYSE standards described above. Each of the Board committees has a written charter approved by the Board. Copies of the charters and our Code of Business Conduct and Ethics are available to any person, free of charge, at our website: www.enlink.com.

The Audit Committee, comprised of Mr. Echols (chair) and Mses. Adams and Cepak, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, retention, compensation, and oversight of the work of our independent auditors.

The Conflicts Committee, comprised of Mr. Vann (chair) and Ms. Cepak, reviews specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee determines if the resolution of a conflict of interest is fair and reasonable to us. The members of the Conflicts Committee are not directors, officers, or employees of the General Partner. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our Managing Member of any duties owed to us or our unitholders.

The Governance and Compensation Committee, comprised of Messrs. Vann (chair), Brilliant, and Echols, reviews matters involving governance, including assessing the effectiveness of current policies, monitoring industry developments, and overseeing certain compensation decisions as well as the compensation plans described herein.

The Sustainability Committee, comprised of Ms. Adams (chair) and Mr. Telesz, assists the Board in its general oversight of our environmental, social and governance initiatives, including our environmental, health and safety and operational excellence initiatives, and also provides oversight with respect to identifying, evaluating and monitoring of risks associated with such matters.

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

Kyle D. Vann (chair)

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

Role of Compensation Consultant

The Committee retained Mercer (US) Inc., (“Mercer”) as its independent compensation consultant to advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of the General Partner during 2021. In particular, Mercer assisted in the Committee’s overall decision-making process with respect to named executive officers and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design, and employment agreement design, providing competitive market studies, and informing the Committee about emerging best practices and changes in the regulatory and governance environment. Mercer’s work for the Committee did not raise any conflicts of interest in 2021.

Role of Peer Group and Benchmarking

The Committee and Mercer collaborated to identify the following companies as our peer companies in 2021: Crestwood Equity Partners, L.P., DCP Midstream, L.P., Enable Midstream Partners, LP, Equitrans Midstream Corporation, Genesis Energy, L.P., Magellan Midstream Partners, L.P., MPLX, L.P., NuStar Energy L.P., ONEOK Inc., and Targa Resources Corp. (the “Peer Group”). The Committee believes the Peer Group is representative of the industry in which we operate. The individual companies were chosen based on a number of factors, including each company’s relative size/market capitalization, relative complexity of its business, similar organizational structure, competition for similar executive talent, and the roles and responsibilities of its named executive officers. The Committee considers the Peer Group companies annually, and historically there have been few changes from year to year. Companies are typically added or removed from the Peer Group as the result of a change in organizational structure or relative size/market capitalization as compared to us.

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

Elements of Compensation

For fiscal year 2021, the principal elements of compensation for the named executive officers were the following:

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

Base Salary. The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, Peer Group data provided by the compensation consultant, compensation surveys, and performance and responsibilities of the named executive officers. The base salaries approved by the Board and paid to our named executive officers for fiscal year 2021 (and payable for fiscal 2022 beginning in March) are as follows:

	2021 Base Salary	Base Salary Effective March 2022	Percent Increase (Decrease)
Barry E. Davis	$750,000	$784,000	4.5%
Benjamin D. Lamb	$507,000	$530,000	4.5%
Pablo G. Mercado	$465,000	$486,000	4.5%
Alaina K. Brooks	$465,000	$486,000	4.5%

Bonus Awards. The Board and the Committee oversee the STI Program. All employees, including named executive officers, are eligible to receive annual bonuses under the STI Program. Bonuses awarded to employees and named executive officers under the STI Program are based on the achievement of certain metrics established to measure success and are subject to the discretion of the Board and the Committee. The metrics employed by the STI Program contemplate that bonuses may be earned based primarily upon the achievement of certain core goals (collectively, the “Primary Bonus Components”), which may change from year-to-year. For 2021, the STI program included the following Primary Bonus Components:

•Financial. Adjusted EBITDA and free cash flow after distributions (“FCFAD”) to maximize financial performance.

•Capital Projects. Timely and cost-effective capital projects.

•Operational. Efficient use of systems, assets, and equipment for meeting contractual obligations, driving customer service, and maximizing cash flow.

•Safety and Sustainability. Prevention of safety incidents and improvement in safety compliance and training, commitment to environmental compliance, and support of our initiative for more sustainable operations.

As reflected in the table below, a separate weighting and associated threshold/target/maximum is applied for each of the Primary Bonus Components. The weighting for each 2021 Primary Bonus Component and associated information are as follows:

Component	Weighting	Threshold Level	Target Level	Maximum Level
Financial - Adjusted EBITDA	55%	$867 million	$958 million	$1,042 million
Financial - FCFAD	10%	$205 million	$256 million	$300 million
Operational	15%	Operational Scorecard
Safety and Sustainability	15%	Safety and Sustainability Scorecard
Capital Projects	5%	Timely and cost-effective capital projects
Total Weighting	100%

Each year, performance under the Primary Bonus Components will be measured, as applicable, on an interpolated “threshold/target/maximum” basis. Actual performance below the threshold level results in 0% of target, performance at threshold level results in 50% of target, and performance at the maximum level or higher are capped at 200% of target achievement for that component. Each year, a range of bonus pool values for the STI Program will be established to account for various levels of performance under the Primary Bonus Components, as applied on a weighted average basis. These bonus pool values are a framework and are subject to the application of the discretion of the Board and the Committee to determine the bonus amounts that are ultimately payable under the STI Program, including to the named executive officers, as further described below.

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

The Board, based on recommendations of the Committee, initially establishes the target bonus awards that may be earned and ultimately determines the final bonus amounts, if any, that are payable under the STI Program for the named executive officers. Initial bonus award amounts for consideration by the Committee and the Board for the named executive officers will be established by multiplying (i) the relevant named executive officer’s target bonus percentage by (ii) the relevant named executive officer’s base salary earnings for the applicable year (subject to certain adjustments to account for, among other things, mid-year changes in base salary or a mid-year hiring or termination) by (iii) the achievement percentage for the relevant year.

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

The final amount of bonus for each named executive officer is approved by the Board based upon the Committee’s recommendation and assessment of whether such officer met his or her personal performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer, and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by the Committee as a whole. All named executive officers met or exceeded their minimum personal performance objectives for 2021. Accordingly, the Committee and the Board awarded bonuses to the named executive officers as follows:

	Target Bonus Percentage (as a % of Base Salary)	2021 Bonus (as a % of Base Salary)	2021 Bonus Amount ($)
Barry E. Davis	125%	206.3%	$1,546,994
Benjamin D. Lamb	100%	168.2%	$852,735
Pablo G. Mercado	90%	151.4%	$703,890
Alaina K. Brooks	90%	151.4%	$703,948

Long-Term Incentive Plan. Our named executive officers and outside directors are also eligible to participate in the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”). The Board, upon the recommendation of the Committee, approves the grants of equity awards to our named executive officers. The Committee believes that equity awards should comprise a significant portion of a named executive officer’s total compensation. A number of factors are considered when determining grants to each individual named executive officer including but not limited to: compensation surveys, Peer Group data, the named executive officer’s performance on a group and individual basis, company performance, market conditions, succession planning, retention, and other factors as determined by the Committee and/or the Board.
Employees, non-employee directors, and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan. The Committee determines which eligible individuals receive awards under the 2014 Plan, subject to the Board’s approval of awards to our named executive officers. The 2014 Plan is administered by the Committee and permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”), unit awards, cash awards, and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in ENLC were initially reserved for issuance pursuant to awards under the 2014 Plan. In subsequent years, the 2014 Plan has been amended and restated, resulting in an increase to the number of common units reserved for issuance thereunder. As of December 31, 2021, 25,608,795 common units remain eligible for future grants. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash, or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan.

In general, the 2014 Plan is administered by the Committee. With respect to application of the 2014 Plan to non-employee directors, the 2014 Plan is administered by the Board. The Committee generally has the sole discretion to determine which eligible individuals receive awards under the 2014 Plan, subject to the review of the Board of awards to our executive officers, and the Board has such discretion with respect to which eligible non-employee directors receive awards under 2014 Plan. The 2014 Plan, as currently amended and restated, will automatically expire on September 17, 2030. The Board may amend or terminate the 2014 Plan at any time, subject to any requirement of unitholder approval required by applicable law, rule, or regulation. The Committee may generally amend the terms of any outstanding award under the 2014 Plan at any time. However, no action may be taken by the Board or the Committee under the 2014 Plan that would materially and adversely affect the rights of a participant under a previously granted award without the participant’s consent.

Performance Unit Awards. Our performance-based award agreements (the “Performance-Based Award Agreements”) provide for future awards of equity-based compensation under the 2014 Plan. Since 2019, the Performance-Based Award Agreements have provided that the vesting of restricted incentive units under the 2014 Plan is dependent on (i) our TSR performance relative to the TSR performance of a peer group of companies and (ii) our cash flow performance. At the time of grant, the Board will determine the relative weighting of the two performance goals by including in the relevant Performance-Based Award Agreement the number of restricted incentive units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) and the achievement of the Cash Flow performance goals (the “Total CF Units”). Since, 2019, our Performance-Based Award Agreements have been weighted so that Total TSR Units represent 80% of the number of available restricted incentive units and Total CF Units represent 20% of the available restricted incentive units.

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

In 2021, the Board adopted the metric FCFAD as the cash flow performance goal in the Performance-Based Award Agreement rather than the previously used distributable cash flow per unit. The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the FCFAD performance of ENLC for the performance period ending December 31, 2021:

Performance Level	ENLC’s Achieved FCFAD	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $205 million	0%
Threshold	Equal to $205 million	50%
Target	Equal to $256 million	100%
Maximum	Greater than or Equal to $300 million	200%

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the cash flow performance of ENLC for the performance period ending December 31, 2020:

Performance Level	ENLC’s Achieved Distributable Cash Flow per Unit	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.345	0%
Threshold	Equal to $1.345	50%
Target	Equal to $1.494	100%
Maximum	Greater than or Equal to $1.643	200%

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the cash flow performance of ENLC for the performance period ending December 31, 2019:

Performance Level	ENLC’s Achieved Distributable Cash Flow per Unit	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.43	0%
Threshold	Equal to $1.43	50%
Target	Equal to $1.55	100%
Maximum	Greater than or Equal to $1.72	200%

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

Retirement and Health Benefits. All eligible employees are offered a variety of health and welfare and retirement programs. The named executive officers are generally eligible for the same programs on the same basis as other employees. The Operating Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2021, the Operating Partnership matched 100% of every dollar contributed for contributions of up to 6% of eligible compensation made by eligible participants plus a discretionary profit-sharing contribution (not to exceed the maximum amount permitted by law). The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses.
Perquisites. We generally do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax, and related expenses for membership in an industry-related private lunch club (totaling less than $2,500 per year per named executive officer).

Change in Control and Severance Agreements

All of our named executive officers and certain members of senior management have entered into change in control agreements (the “Change in Control Agreements”) with the Operating Partnership and severance agreements (the “Severance Agreements” and collectively with the Change in Control Agreements, the “Agreements”) with the Operating Partnership. Additionally, as certain individuals become members of senior management, the individual may become a party to a change in control agreement and/or a severance agreement in substantially the same form as the applicable Agreement. Under the Change in Control Agreements, the Company’s Chairman and Chief Executive Officer would be entitled to three times the change in control benefit, and the other named executive officers would be entitled to two and a half times the change in control benefit.

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

With respect to the 2014 Plan, the amounts to be received by our named executive officers in the event of a change of control (as defined in such plans) will be automatically determined based on the number of units underlying any unvested equity incentive awards held by a named executive officer at the time of a change of control. The terms of such plans were determined based on past practice and the applicable compensation committee’s understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change of control is periodically reviewed by the Committee.

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

The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2021 are set forth in the table in the section below entitled “Payments Upon Termination or Change of Control.”

Role of Executive Officers in Executive Compensation

The Board, upon recommendation of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. Our Chief Executive Officer makes recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for each of the named executive officers. Our Chief Executive Officer does not make any recommendations regarding his personal compensation.

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

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Restricted Incentive Unit and Performance Unit Awards ($)(3)	All Other Compensation ($)		Total ($)
Barry E. Davis	2021	750,058	1,546,994	3,968,869	643,524	(5)	6,909,445
Chairman and Chief Executive Officer	2020	763,269	983,658	5,412,084	660,582		7,819,593
	2019	556,000	636,568	4,553,287	744,456		6,490,311
Benjamin D. Lamb	2021	516,809	852,735	1,984,434	205,645	(6)	3,559,623
Executive Vice President and Chief Operating Officer	2020	519,988	536,056	2,706,036	209,641		3,971,721
	2019	491,200	521,207	1,264,284	362,424		2,639,115
Pablo G. Mercado (4)	2021	474,000	703,890	1,257,142	150,520	(7)	2,585,552
Executive Vice President and Chief Financial Officer	2020	225,000	408,757	986,400	223,126		1,843,283

Alaina K. Brooks	2021	474,039	703,948	1,133,962	185,407	(8)	2,497,356
Executive Vice President, Chief Legal and Administrative Officer, and Secretary	2020	465,252	431,666	1,391,674	181,311		2,469,903
	2019	439,500	444,709	902,261	302,253		2,088,723
____________________________
(1)Salary for the years 2021 and 2020 included regular earnings and a paid time off payout for Messrs. Lamb and Mercado and Ms. Brooks. Salary for the year 2020 also included an additional 27th pay period.
(2)Bonuses include all annual bonus payments. For the years 2021 and 2020, the named executive officers received bonuses in the form of 100% cash except for Mr. Mercado, who received $100,000 of his 2020 bonus in restricted incentive units that vested on December 31, 2021. This award was based on the closing price of the ENLC common units as of December 31, 2020, which was $3.71. For 2019, the named executive officers received bonuses in the form of 35% cash and 65% equity awards that immediately vested. Such equity awards were entirely allocated in restricted incentive units of ENLC. Equity awards for 2019 represent the grant date fair value of awards computed in accordance with ASC 718.
(3)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards.
(4)Mr. Mercado was appointed as Executive Vice President and Chief Financial Officer on July 13, 2020.
(5)Amount of all other compensation for Mr. Davis includes a matching 401(k) contribution of $17,400 and DERs with respect to restricted incentive units of ENLC in the amount of $626,124.
(6)Amount of all other compensation for Mr. Lamb includes a matching 401(k) contribution of $17,400 and DERs with respect to restricted incentive units of ENLC in the amount of $188,245.
(7)Amount of all other compensation for Mr. Mercado includes a matching 401(k) contribution of $17,400 and DERs with respect to restricted incentive units of ENLC in the amount of $133,120.
(8)Amount of all other compensation for Ms. Brooks includes a matching 401(k) contribution of $17,400 and DERs with respect to restricted incentive units of ENLC in the amount of $168,007.

CEO Pay Ratio

For fiscal year 2021, the annual total compensation for Mr. Davis was $6.9 million and for the median employee was $105,168. The resulting ratio of annual total compensation of Mr. Davis to the annual total compensation of our median employee was 66:1. This pay ratio is a reasonable estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K. As a result of our methodology for determining the pay ratio, which is described below, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions or may make adjustments that we do not make. For 2021, the same median employee as 2020 was used to determine the pay ratio given that there has not been a material change to (i) the employee population, (ii) compensation arrangements believed to result in a significant change to the pay ratio, and (iii) the original median employee’s circumstances (e.g., a promotion or demotion). If one of the aforementioned material changes did occur, the same approach used to identify the median employee in 2020 would have been applied for 2021.

To determine the pay ratio, we first identified the median employee by examining 2020 W-2 Box 1 Federal Taxable Wages (the “Taxable Wages Measure”) for all of our employees, excluding our Chairman and Chief Executive Officer, who were employed on December 31, 2021, the last business day of the 2021 fiscal year. We included all employees, whether employed as full-time, part-time, or on a seasonal basis, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2021. We use the Taxable Wages Measure because it is consistently applied for all employees and because we believe it reasonably reflects the annual compensation of our employees. After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology used for calculating the annual total compensation of our named executive officers as set forth in the 2021 Summary Compensation Table above.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in the section titled “Compensation Discussion and Analysis” and in the footnotes to such tables.

Grants of Plan-Based Awards for Fiscal Year 2021 Table

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2021.
ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(1)
Barry E. Davis	1/1/2021	—	—	—	471,698	(2)	1,750,000
	1/1/2021	235,849	471,698	943,396	—	(3)	2,218,869

Benjamin D. Lamb	1/1/2021	—	—	—	235,849	(2)	875,000
	1/1/2021	117,925	235,849	471,698	—	(3)	1,109,435

Pablo G. Mercado	1/1/2021	—	—	—	134,771	(2)	500,000
	1/1/2021	67,386	134,771	269,542	—	(3)	633,962
	2/16/2021	—	—	—	26,954	(4)	123,180

Alaina K. Brooks	1/1/2021	—	—	—	134,771	(2)	500,000
	1/1/2021	67,386	134,771	269,542	—	(3)	633,962
____________________________
(1)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards.
(2)These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2024.
(3)These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2024, recipients receive DERs, if any, with respect to the number of performance awards vested.
(4)Mr. Mercado received $100,000 of his 2020 bonus in restricted incentive units that vested on December 31, 2021. This award was based on the closing price of the ENLC common units as of December 31, 2020, which was $3.71. These awards included DERs that provided for distributions on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2021

The following table provides information concerning all outstanding equity awards made to a named executive officer as of December 31, 2021.

ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Unit Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)(4)(5)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Barry E. Davis	2024	471,698	3,249,999	471,698		3,249,999
	2023	391,499	2,697,428	391,499		2,697,428
	2022	135,318	932,341	391,292	(6)	2,696,002
Benjamin D. Lamb	2024	235,849	1,625,000	235,849		1,625,000
	2023	195,749	1,348,711	195,749		1,348,711
	2022	—	—	96,525		665,057
Pablo G. Mercado	2024	134,771	928,572	134,771		928,572
	2023	200,000	1,378,000	200,000		1,378,000
	2022	—	—	—		—
Alaina K. Brooks	2024	134,771	928,572	134,771		928,572
	2023	100,671	693,623	100,671		693,623
	2022	—	—	72,394		498,795
____________________________
(1)Restricted incentive units vesting in 2022 vest on January 1st provided that, for Mr. Davis, restricted incentive units vesting in 2022 vest on January 1st and August 1st, as applicable. Restricted incentive units vesting in 2023 vest on January 1st and July 13th, as applicable. Restricted incentive units vesting in 2024 vest on January 1st.
(2)The closing price for the ENLC common units was $6.89 as of December 31, 2021.
(3)Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%.
(4)Vesting of awards in 2022 and 2023 are contingent upon (i) the EnLink TSR performance measured against a peer group of companies, (ii) EnLink’s achieved distributable cash flow per unit outstanding or EnLink’s achieved free cash flow after distributions depending on the award and vesting tranche as described above.
(5)Vesting of awards in 2024 are contingent upon (i) the EnLink TSR performance measured against a peer group of companies and (ii) EnLink’s achieved free cash flow after distributions.
(6)Vesting of awards in August 2022 for Mr. Davis are contingent upon the EnLink TSR performance measured against a peer group of companies.

Units Vested Table for Fiscal Year 2021

The following table provides information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2021.

ENLINK MIDSTREAM, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting	Value Per Unit Realized on Vesting ($)	Total ($)
Barry E. Davis	1/1/2021	42,614	3.71	158,098
	1/21/2021	42,614	3.95	168,325
	1/1/2021	56,116	3.71	208,190
	1/21/2021	56,116	3.95	221,658
Benjamin D. Lamb	1/1/2021	19,886	3.71	73,777
	1/1/2021	26,188	3.71	97,157
	8/1/2021	15,674	5.57	87,304
	8/1/2021	27,430	5.57	152,785
	8/1/2021	18,453	5.57	102,783
	8/1/2021	32,294	5.57	179,878
Pablo G. Mercado	12/31/2021	26,954	6.80	183,287
Alaina K. Brooks	1/1/2021	11,222	3.71	41,634
	1/21/2021	11,222	3.95	44,327
	1/1/2021	14,778	3.71	54,826
	1/21/2021	14,778	3.95	58,373
	8/1/2021	10,972	5.57	61,114
	8/1/2021	10,972	5.57	61,114
	8/1/2021	12,918	5.57	71,953
	8/1/2021	12,918	5.57	71,953

Payments Upon Termination or Change of Control

The following table shows potential payments that would have been made to the named executive officers as of December 31, 2021.

Named Executive Officer	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Barry E. Davis	4,971,994	23,890	—	6,659,494	15,523,198
Benjamin D. Lamb	2,930,735	30,752	—	3,437,735	6,612,478
Pablo G. Mercado	2,520,890	29,214	—	2,962,640	4,613,144
Alaina K. Brooks	2,520,948	31,290	—	2,962,698	3,743,185
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
(5)Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change of control (as defined under the long-term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2021.

Compensation of Directors for Fiscal Year 2021

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Deborah G. Adams	95,625	198,071	11,624	305,320
Tiffany Thom Cepak (3)	—	—	—	—
James C. Crain (4)	82,500	198,071	5,812	286,383
Leldon E. Echols	107,375	198,071	11,624	317,070
Kyle D. Vann	105,000	198,071	11,624	314,695
____________________________
(1)At December 31, 2021, Ms. Adams and Messrs. Echols and Vann each held an aggregate of 30,997 outstanding restricted incentive unit awards. On July 1, 2021, Ms. Adams and Messrs. Crain, Echols, and Vann were each granted awards of restricted incentive units with a fair market value of $6.39 per unit and that vested on January 1, 2022. The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 11” for the assumptions made in our valuation of such awards. The number of units granted to each director was based on a unit value of $3.71, the closing trading price on December 31, 2021, and is consistent with the unit value used for grants to Named Executive Officers in the same year. Value on this date represents the Board approved award of equity compensation valued at $115,000. This approach for determining the number of units granted to directors is consistent with prior years. In 2020, this approach resulted in director grants valued at $29,586 compared to approved award value of $115,000.
(2)Other Compensation is comprised of DERs with respect to restricted incentive units.
(3)Ms. Cepak was appointed to the Board in December 2021.
(4)Mr. Crain was a member of the Board until his death in July 2021.

Each director of the Managing Member who is not an employee of the Managing Member or GIP is paid an annual retainer fee of $97,500 and equity compensation valued at $115,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting or each additional meeting that they attend. The respective chairs of each committee received the following annual fees for fiscal year ended 2021: Audit—$20,000, Governance and Compensation Committee—$15,000, Conflicts—$15,000, and Sustainability—$15,000. Directors were also reimbursed for related out-of-pocket expenses.

Barry E. Davis, as an officer of the Managing Member, William J. Brilliant, Thomas W. Horton, James K. Lee, and Scott E. Telesz, as representatives of GIP, receive no separate compensation for their respective service as directors.

Governance and Compensation Committee Interlocks and Insider Participation

Our Governance and Compensation Committee is comprised of Kyle D. Vann (chair), William J. Brilliant, and Leldon E. Echols. As described elsewhere in this report, Mr. Brilliant is a representative of GIP and may have an interest in the transactions among GIP, ENLK, and us. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

No other member of the Compensation Committee during fiscal 2021 was a current or former officer or employee of the General Partner or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the Commission. None of the General Partner’s executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on the Board or the Committee.

Board Leadership Structure and Risk Oversight

The Board has no policy that requires that the positions of the Chairman of the Board and the Chief Executive Officer be separate or that they be held by the same individual. The Board believes that this determination should be based on circumstances existing from time to time, including the composition, skills, and experience of the Board and its members, specific challenges faced by us or the industry in which we operate, and governance efficiency. Based on these factors, the Board has determined that having Barry E. Davis serve as Chairman and Chief Executive Officer is in our best interest at this time, and that such arrangement makes the best use of Mr. Davis’ unique skills and experience in the industry.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

EnLink Midstream, LLC Ownership

The following table shows the beneficial ownership of ENLC, as of February 9, 2022, held by:

•each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;
•all the directors of the Managing Member;
•each named executive officer of the Managing Member; and
•all the directors and executive officers of the Managing Member as a group.

The percentage of total ENLC common units beneficially owned is based on a total of 546,319,579 units (including 62,293,613 common units, which reflects the as-exchanged amount of the outstanding 54,168,359 ENLC Class C Common Units) as of February 9, 2022.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	Total Units Beneficially Owned (2)	Percentage of Total Units Beneficially Owned (4)
Global Infrastructure Investors III, LLC (5)	224,355,359	46.4%	224,355,359	41.1%
ALPS Advisors, Inc. (6)	43,392,248	9.0%	43,392,248	7.9%
Invesco Ltd. (7)	39,070,300	8.1%	39,070,300	7.2%
Barry E. Davis (8)	2,062,952	*	2,062,952	*
Benjamin D. Lamb	538,603	*	538,603	*
Pablo G. Mercado	16,347	*	16,347	*
Alaina K. Brooks	236,412	*	236,412	*
Deborah G. Adams	87,721	*	87,721	*
William J. Brilliant	—	*	—	*
Tiffany Thom Cepak	—	*	—	*
Leldon E. Echols	177,746	*	177,746	*
Thomas W. Horton	—	*	—	*
James K. Lee	—	*	—	*
Scott E. Telesz	—	*	—	*
Kyle D. Vann (9)	252,628	*	252,628	*
All directors and executive officers as a group (12 persons)	3,372,409	*	3,372,409	*
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
(3)The percentages reflected in the column below are based on a total of 484,025,966 common units.
(4)The percentages reflected in the column below are based on a total of 546,319,579 common units, which includes the units described in (3) above, and 62,293,613 common units, which reflects the as-exchanged amount of the 54,168,359 ENLC Class C Common Units held by the Series B Preferred Unitholders. The Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. For this reason, the percentages in this column reflect the exchange of the Series B Preferred Units into ENLC common units. Upon any exchange of Series B Preferred Units into ENLC common units, an equal number of ENLC Class C Common Units will be canceled.
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
(6)As reported on Schedule 13G/A filed with the Commission on February 3, 2022 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 43,392,248 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.
(7)Based solely on the Schedule 13G/A filed with the Commission on February 9, 2022 by Invesco Ltd. (“Invesco”). Such filing indicates that Invesco has sole voting and dispositive power with respect to 39,070,300 ENLC common units. The address of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(8)Of these ENLC common units, 1,101,424 are held by MK Holdings, LP, a family limited partnership, which Mr. Davis controls, and Mr. Davis disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(9)Of these ENLC Common Units, 181,631 are held indirectly through The Kyle and Barbara Vann Revocable Trust.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	11,082,298	(2)	N/A	25,608,795	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
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
(2)The number of securities includes 7,500,028 restricted units that have been granted under the 2014 Plan that have not vested and 7,443 restricted units that have been granted under the GP Plan that have not vested. In addition, the number of securities includes 3,574,827 performance unit awards that have been granted under the 2014 Plan, assuming the target distribution at the time of vesting,. Actual issuance of these performance unit awards may range from 0% to 200% of the target distribution depending on performance actually attained. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan.
(3)Effective as of the closing of the Merger, the 2014 Plan, as amended, provided for the issuance of a total of 21,116,046 common units under the 2014 Plan, inclusive of the ENLK units that remained eligible for future grants under the GP Plan immediately prior to the effective time of the Merger (which ENLK units were converted to ENLC common units and included among the available units under the 2014 Plan). No additional grants of equity awards will be made under the GP Plan for periods after the Merger. Additionally, effective as of September 17, 2020, the 2014 Plan, as amended, provided for the issuance of an additional 20,000,000 common units, which altogether provided for the issuance of a total 41,116,046 under the 2014 Plan. Of the 41,116,046 common units that may be awarded under the 2014 Plan, 25,608,795 common units remained eligible for future grants as of December 31, 2021.

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

Relationship with GIP

We are managed by our Managing Member, which is wholly-owned by GIP. Therefore, GIP controls us and our ability to manage and operate our business. Additionally, four of our directors, William J. Brilliant, Thomas W. Horton, James K. Lee, and Scott E. Telesz are representatives of GIP, and they control a majority of the voting power on the Board. Those individuals do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the indemnification agreements as described below. For the years ended December 31, 2021 and 2020, we recorded general and administrative expenses of $0.5 million and $0.2 million, respectively, related to personnel secondment services provided by GIP. We did not record any expenses related to transactions with GIP for the year ended December 31, 2019.

On February 15, 2022, we and GIP entered into an agreement pursuant to which we will repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter will be calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP will be the average per unit price paid by us for the common units repurchased from public unitholders. The terms of the agreement with GIP were unanimously approved by the Board and, based upon the related party nature of the agreement with the GIP Entities, the Conflicts Committee of the Board. For more information about our repurchase agreement with GIP, see Item 9B of this Report.

Related Party Transactions

Refer to “Item 8. Financial Statements and Supplementary Information—Note 4” for information about our related party transactions.

Certain Relationships

From time to time, we may do business with other companies affiliated with our board of directors, or with NGP, Marathon Petroleum Corporation, or Kinder Morgan, Inc., our joint venture partners in the Delaware Basin JV, Ascension JV, and Cedar Cove JV, respectively. We believe that any such arrangements have been or will be conducted on an arms-length basis.

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

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2021, 2020, and 2019, review of our internal control procedures for the fiscal years ended December 31, 2021, 2020, and 2019, and the reviews of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $2.5 million, $2.5 million, and $2.6 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services in connection with the audit or review of our financial statements for the fiscal years ended December 31, 2021, 2020, and 2019 that were not included in the audit fees listed above.

Tax Fees

KPMG did not perform any tax related services for the years ended December 31, 2021, 2020, and 2019, except for certain tax related services in the amounts of $43.5 thousand and $16.7 thousand for the years ended December 31, 2021 and 2019, respectively, in connection with the preparation of calculations under Internal Revenue Code Section 280G.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” and “Tax Fees” for the fiscal years ended December 31, 2021, 2020, and 2019.

Audit Committee Approval of Audit and Non-Audit Services

All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. The chair of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between meetings of the Audit Committee, provided that the additional services do not affect KPMG’s independence under applicable Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting. For the years ended December 31, 2021 and 2019, the Audit Committee of the Board pre-approved KPMG providing certain tax related services in the amounts of $43.5 thousand and $16.7 thousand, respectively, for the preparation of calculations under Internal Revenue Code Section 280G.

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
Amended and Restated Registration Rights Agreement, dated as of January 25, 2019, by and between EnLink Midstream, LLC and Enfield Holdings, L.P. and, pursuant to joinders thereto, dated as of August 4, 2021, Patton BIP HoldCo I LLC, Patton BIP HoldCo II LLC, and OCM ENLK Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 25, 2019, filed with the Commission on January 29, 2019, file No. 001-36336).

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

10.3	*†	—	EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated December 16, 2021 (the “2014 Plan”).
10.4	†	—
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

10.7	†	—
Form of Performance Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.1 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.8	†	—
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.2 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.9	†	—
Form of Restricted Incentive Unit Agreement made under the GP Plan (incorporated by reference to Exhibit 10.3 to EnLink Midstream Partners, LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, file No. 001-36340).

10.10	†	—
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

10.13	*†	—	Form of Performance Unit Agreement made under the 2014 Plan.
10.14	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 18, 2019, filed with the Commission on September 23, 2019, file No. 001-36336).

10.15	*†	—	Form of EnLink Midstream Operating, LP Amended and Restated Change in Control Agreement.
10.16		—
Sale and Contribution Agreement, dated as of October 21, 2020, by and among EnLink Midstream Funding, LLC, EnLink Midstream Operating, LP, and the originators from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 21, 2020, filed with the Commission on October 22, 2020, file No. 001-36336).

10.17		—
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

10.18		—
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

10.19		—
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

10.20	*	—	Unit Repurchase Agreement, dated as of February 15, 2022 between EnLink Midstream, LLC, GIP III Stetson I, L.P. and GIP III Stetson II, L.P.
21.1	*	—	List of Subsidiaries.
22.1	*	—	Subsidiary Guarantors.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.

32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Partnership pursuant to 18 U.S.C. Section 1350.
101	*	—	The following financial information from EnLink Midstream, LLC's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (v) the notes to Consolidated Financial Statements.
104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________

*    Filed herewith.

**    In accordance with Item 601(a)(5) of Regulation S-K, the exhibits and schedules to Exhibit 2.1 are not filed herewith. The agreement identifies such exhibits and schedules, including the subject matter of their content. We undertake to provide copies of such exhibits and schedules to the Commission upon request.

†    As required by Item 15(a)(3), this Exhibit is identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLINK MIDSTREAM, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

February 16, 2022	By:	/s/ BARRY E. DAVIS
Barry E. Davis
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARRY E. DAVIS	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	February 16, 2022
Barry E. Davis

/s/ DEBORAH G. ADAMS	Director	February 16, 2022
Deborah G. Adams

/s/ WILLIAM J. BRILLIANT	Director	February 16, 2022
William J. Brilliant

/s/ TIFFANY THOM CEPAK	Director	February 16, 2022
Tiffany Thom Cepak

/s/ LELDON E. ECHOLS	Director	February 16, 2022
Leldon E. Echols

/s/ THOMAS W. HORTON	Director	February 16, 2022
Thomas W. Horton

/s/ JAMES K. LEE	Director	February 16, 2022
James K. Lee

/s/ SCOTT E. TELESZ	Director	February 16, 2022
Scott E. Telesz

/s/ KYLE D. VANN	Director	February 16, 2022
Kyle D. Vann

/s/ PABLO G. MERCADO	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2022
Pablo G. Mercado

/s/ J. PHILIPP ROSSBACH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022
J. Philipp Rossbach