Form 10-Q
period 2022-06-30
EnLink Midstream, LLC
filed 2022-08-04
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the Registrant had 478,933,388 common units outstanding.

DEFINITIONS

The following terms as defined are used in this document:

Defined Term	Definition
/d	Per day.
2014 Plan	ENLC’s 2014 Long-Term Incentive Plan.
Adjusted gross margin	Revenue less cost of sales, exclusive of operating expenses and depreciation and amortization. Adjusted gross margin is a non-GAAP financial measure. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for additional information.
Agua Blanca Pipeline	The Agua Blanca Pipeline is a Delaware Basin intrastate natural gas pipeline servicing portions of Culberson, Loving, Pecos, Reeves, Ward, and Winkler counties and is owned by a joint venture between WhiteWater Midstream, LLC and MPLX LP.
Amarillo Rattler Acquisition	On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin.
AR Facility
An accounts receivable securitization facility of up to $500 million entered into by EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity and our indirect subsidiary, with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent and sustainability agent. The AR Facility is scheduled to terminate on August 1, 2025, unless extended or earlier terminated in accordance with its terms.

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

BKV	BKV Corporation.
CCS	Carbon capture, transportation, and sequestration.
Cedar Cove JV	Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
CFTC	U.S. Commodity Futures Trading Commission.
CNOW	Central Northern Oklahoma Woodford Shale.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger processing plant located in the Delaware Basin in Texas.
ENLC	EnLink Midstream, LLC.
ENLC Class C Common Units	A class of non-economic ENLC common units issued immediately prior to the Merger equal to the number of Series B Preferred Units held immediately prior to the effective time of the Merger, in order to provide certain voting rights to holders of the Series B Preferred Units with respect to ENLC.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries. Also referred to as the “Partnership.”
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallon.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF. The GCF assets have been temporarily idled to reduce operating expenses. We expect these assets to resume operations when there is a sustained need for additional fractionation capacity in Mont Belvieu.

General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
ISDAs	International Swaps and Derivatives Association Agreements.
LIBOR	U.S. Dollar London Interbank Offered Rate.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Merger	On January 25, 2019, NOLA Merger Sub, LLC (previously a wholly-owned subsidiary of ENLC) merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Revolving Credit Facility	A $1.40 billion unsecured revolving credit facility entered into by ENLC that matures on June 3, 2027, which includes a $500.0 million letter of credit subfacility. The Revolving Credit Facility is guaranteed by ENLK.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
SOFR	Secured overnight financing rate.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
Term Loan
A term loan originally in the amount of $850.0 million entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guaranteed. The Term Loan was paid upon maturity on December 10, 2021.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$26.2
Accounts receivable:
Trade, net of allowance for bad debt of $0.3 and $0.3, respectively	101.1	94.9
Accrued revenue and other	913.7	693.3
Fair value of derivative assets	95.6	22.4
Other current assets	159.7	83.6
Total current assets	1,288.2	920.4
Property and equipment, net of accumulated depreciation of $4,570.4 and $4,332.0, respectively	6,259.0	6,388.3
Intangible assets, net of accumulated amortization of $859.8 and $795.1, respectively	985.0	1,049.7
Investment in unconsolidated affiliates	53.0	28.0
Fair value of derivative assets	—	0.2
Other assets, net	93.6	96.6
Total assets	$8,678.8	$8,483.2
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$177.9	$139.6
Accrued gas, NGLs, condensate, and crude oil purchases (1)	768.9	521.5
Fair value of derivative liabilities	88.7	34.9
Other current liabilities	184.1	202.9
Total current liabilities	1,219.6	898.9
Long-term debt, net of unamortized issuance cost	4,320.0	4,363.7
Other long-term liabilities	93.3	93.9
Deferred tax liability, net	138.7	137.5
Fair value of derivative liabilities	1.2	2.2

Members’ equity:
Members’ equity (479,825,804 and 484,277,258 units issued and outstanding, respectively)	1,293.3	1,325.8
Accumulated other comprehensive loss	(1.3)	(1.4)
Non-controlling interest	1,614.0	1,662.6
Total members’ equity	2,906.0	2,987.0
Commitments and contingencies (Note 15)
Total liabilities and members’ equity	$8,678.8	$8,483.2
____________________________
(1)Includes related party accounts payable balances of $5.7 million and $1.6 million at June 30, 2022 and December 31, 2021, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Revenues:
Product sales	$2,370.5	$1,235.6	$4,414.4	$2,358.5
Midstream services	225.6	209.3	440.6	418.2
Gain (loss) on derivative activity	4.5	(38.2)	(26.7)	(121.6)
Total revenues	2,600.6	1,406.7	4,828.3	2,655.1
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	2,105.1	1,055.1	3,899.6	1,989.8
Operating expenses	128.9	96.8	249.8	153.1
Depreciation and amortization	159.0	151.9	311.9	302.9
(Gain) loss on disposition of assets	(0.4)	(0.3)	4.7	(0.3)
General and administrative	28.4	26.1	57.4	52.1
Total operating costs and expenses	2,421.0	1,329.6	4,523.4	2,497.6
Operating income	179.6	77.1	304.9	157.5
Other income (expense):
Interest expense, net of interest income	(55.5)	(60.0)	(110.6)	(120.0)
Loss on extinguishment of debt	(0.5)	—	(0.5)	—
Loss from unconsolidated affiliate investments	(1.2)	(1.3)	(2.3)	(7.6)
Other income	0.2	0.2	0.3	0.1
Total other expense	(57.0)	(61.1)	(113.1)	(127.5)
Income before non-controlling interest and income taxes	122.6	16.0	191.8	30.0
Income tax benefit (expense)	1.3	(6.6)	(1.9)	(8.0)
Net income	123.9	9.4	189.9	22.0
Net income attributable to non-controlling interest	38.6	31.0	69.4	56.3
Net income (loss) attributable to ENLC	$85.3	$(21.6)	$120.5	$(34.3)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$0.18	$(0.04)	$0.25	$(0.07)
Diluted common unit	$0.17	$(0.04)	$0.25	$(0.07)
____________________________
(1)Includes related party cost of sales of $9.1 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, and $19.7 million and $6.8 million for the six months ended June 30, 2022 and 2021, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$123.9	$9.4	$189.9	$22.0
Unrealized gain on designated cash flow hedge (1)	—	3.7	0.1	7.3
Comprehensive income	123.9	13.1	190.0	29.3
Comprehensive income attributable to non-controlling interest	38.6	31.0	69.4	56.3
Comprehensive income (loss) attributable to ENLC	$85.3	$(17.9)	$120.6	$(27.0)
____________________________
(1)Includes tax expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2021, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2021	$1,325.8	484.3	$(1.4)	$1,662.6	$2,987.0
Conversion of restricted units for common units, net of units withheld for taxes	(4.2)	1.2	—	—	(4.2)
Unit-based compensation	8.1	—	—	—	8.1
Contributions from non-controlling interests	—	—	—	7.3	7.3
Distributions	(56.4)	—	—	(34.6)	(91.0)
Unrealized gain on designated cash flow hedge	—	—	0.1	—	0.1
Redemption of Series B Preferred Units	—	—	—	(50.5)	(50.5)
Common units repurchased	(17.0)	(2.1)	—	—	(17.0)
Net income	35.2	—	—	30.8	66.0
Balance, March 31, 2022	1,291.5	483.4	(1.3)	1,615.6	2,905.8
Conversion of restricted units for common units, net of units withheld for taxes	(0.2)	—	—	—	(0.2)
Unit-based compensation	5.7	—	—	—	5.7
Contributions from non-controlling interests	—	—	—	2.0	2.0
Distributions	(55.3)	—	—	(42.2)	(97.5)
Common units repurchased	(33.7)	(3.6)	—	—	(33.7)
Net income	85.3	—	—	38.6	123.9
Balance, June 30, 2022	$1,293.3	479.8	$(1.3)	$1,614.0	$2,906.0

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
____________________________
(1)Includes tax expense of $1.1 million.
(2)Includes tax expense of $1.1 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities:
Net income	$189.9	$22.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311.9	302.9
Utility credits redeemed (earned)	11.6	(43.8)
Deferred income tax expense	1.2	7.9
(Gain) Loss on disposition of assets	4.7	(0.3)
Non-cash unit-based compensation	12.3	12.9
Amortization of designated cash flow hedge	0.1	6.0
Payments to terminate interest rate swaps	—	(1.3)
Non-cash (gain) loss on derivatives recognized in net income	(18.6)	34.2
Loss on extinguishment of debt	0.5	—
Amortization of debt issuance costs and net discount of senior unsecured notes	2.6	2.5
Loss from unconsolidated affiliate investments	2.3	7.6
Other operating activities	(2.0)	(2.5)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	(226.7)	(61.4)
Natural gas and NGLs inventory, prepaid expenses, and other	(83.2)	(47.8)
Accounts payable, accrued product purchases, and other accrued liabilities	276.0	163.3
Net cash provided by operating activities	482.6	402.2
Cash flows from investing activities:
Additions to property and equipment	(124.1)	(62.5)
Contributions to unconsolidated affiliate investments	(26.6)	—
Acquisitions, net of cash acquired	—	(55.0)
Distribution from unconsolidated affiliate investments in excess of earnings	0.4	3.7
Other investing activities	1.0	1.6
Net cash used in investing activities	(149.3)	(112.2)
Cash flows from financing activities:
Proceeds from borrowings	1,135.0	539.5
Repayments on borrowings	(1,177.0)	(679.5)
Distributions to members	(111.7)	(93.8)
Distributions to non-controlling interests	(76.8)	(62.0)
Payment of installment payable for the Amarillo Rattler Acquisition	(10.0)	—
Redemption of Series B Preferred Units	(50.5)	—
Contributions from non-controlling interests	9.3	1.9
Common unit repurchases	(50.7)	(2.0)
Other financing activities	(9.0)	(0.9)
Net cash used in financing activities	(341.4)	(296.8)
Net decrease in cash and cash equivalents	(8.1)	(6.8)
Cash and cash equivalents, beginning of period	26.2	39.6
Cash and cash equivalents, end of period	$18.1	$32.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$107.8	$97.1
Cash paid for income taxes	$0.8	$0.2
Non-cash investing activities:
Non-cash accrual of property and equipment	$(1.6)	$6.9
Non-cash acquisitions	$—	$16.5
Right-of-use assets obtained in exchange for operating lease liabilities	$15.3	$10.7

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2022
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

As of June 30, 2022, our midstream energy asset network includes approximately 12,100 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

Contractually Committed Fees	Commitments
2022 (remaining)	$69.6
2023	119.7
2024	99.9
2025	67.0
2026	59.9
Thereafter	290.9
Total	$707.0

(3) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which ranged from 10 to 20 years at the time the intangible assets were originally recorded. The weighted average amortization period for intangible assets is 14.9 years.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Six Months Ended June 30, 2022
Customer relationships, beginning of period	$1,844.8	$(795.1)	$1,049.7
Amortization expense	—	(64.7)	(64.7)
Customer relationships, end of period	$1,844.8	$(859.8)	$985.0

Amortization expense was $31.9 million and $31.6 million for the three months ended June 30, 2022 and 2021, respectively, and $64.7 million and $62.5 million for the six months ended June 30, 2022 and 2021, respectively.
The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2022 (remaining)	$63.7
2023	127.6
2024	127.6
2025	110.2
2026	106.3
Thereafter	449.6
Total	$985.0

(4) Related Party Transactions

(a)    Transactions with Cedar Cove JV

For the three and six months ended June 30, 2022, we recorded cost of sales of $9.1 million and $19.7 million, respectively, and for the three and six months ended June 30, 2021, we recorded cost of sales of $3.6 million and $6.8 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $5.7 million and $1.6 million at June 30, 2022 and December 31, 2021, respectively.

(b)    Transactions with GIP

General and Administrative Expenses. For the three and six months ended June 30, 2021, we recorded general and administrative expenses of $0.1 million and $0.2 million, respectively, related to personnel secondment services provided by GIP. We did not record any expenses related to transactions with GIP for the three and six months ended June 30, 2022.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(5) Long-Term Debt

As of June 30, 2022 and December 31, 2021, long-term debt consisted of the following (in millions):

	June 30, 2022			December 31, 2021
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Revolving Credit Facility due 2027 (1)	$—	$—	$—	$15.0	$—	$15.0
AR Facility due 2025 (2)	325.0	—	325.0	350.0	—	350.0
ENLK’s 4.40% Senior unsecured notes due 2024	519.8	0.5	520.3	521.8	0.7	522.5
ENLK’s 4.15% Senior unsecured notes due 2025	720.8	(0.3)	720.5	720.8	(0.4)	720.4
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.3)	490.7	491.0	(0.3)	490.7
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.3)	444.7	450.0	(5.5)	444.5
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,355.3	$(5.7)	4,349.6	$4,397.3	$(5.8)	4,391.5
Debt issuance cost (3)			(29.6)			(27.8)
Long-term debt, net of unamortized issuance cost			$4,320.0			$4,363.7
____________________________
(1)The effective interest rate was 3.9% at December 31, 2021.
(2)The effective interest rate was 2.8% and 1.2% at June 30, 2022 and December 31, 2021, respectively.
(3)Net of accumulated amortization of $16.9 million and $18.4 million at June 30, 2022 and December 31, 2021, respectively.

Revolving Credit Facility

On June 3, 2022, we amended and restated our prior revolving credit facility by entering into the Revolving Credit Facility. As a result, we recognized a $0.5 million loss on extinguishment of debt. The Revolving Credit Facility amended our prior revolving credit facility by, among other things, (i) decreasing the lenders’ commitments under the Revolving Credit Facility from $1.75 billion to $1.40 billion, (ii) modifying the leverage ratio financial covenant calculation to net from the funded indebtedness numerator the lesser of (a) consolidated unrestricted cash of ENLC and (b) $50.0 million, (iii) removing the consolidated interest coverage ratio financial covenant, (iv) extending the maturity date from January 25, 2024 to June 3, 2027, (v) replacing the ability of ENLC to elect that borrowings accrue interest at LIBOR, plus a margin, with the ability of ENLC to elect that borrowings accrue interest at a forward-looking term rate based on SOFR (“Term SOFR”), plus a margin and a Term SOFR spread adjustment, (vi) increasing the size of a permitted receivables financing to $500.0 million from $350.0 million, and (vii) permitting, but not requiring, the establishment by ENLC (subject to approval by Bank of America, N.A., as administrative agent, and lenders holding a majority of the revolving commitments) of specified key performance indicators with respect to environmental, social, and/or governance targets that may result in a pricing increase or decrease under the Revolving Credit Facility of up to 0.05% per annum for the margin on borrowings and letters of credit and 0.02% per annum for the commitment fees.

Borrowings under the Revolving Credit Facility bear interest at ENLC’s options at the Term SOFR plus a Term SOFR spread adjustment of 0.10% per annum and an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the federal funds rate plus 0.50%, the Term SOFR plus 1.0% or the administrative agent's prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants governing the Revolving Credit Facility, amounts outstanding under the Revolving Credit Facility, if any, may become due and payable immediately.

There were no outstanding borrowings under the Revolving Credit Facility and $44.6 million outstanding letters of credit as of June 30, 2022.

At June 30, 2022, we were in compliance with and expect to be in compliance with the financial covenants of the Revolving Credit Facility for at least the next twelve months.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

AR Facility

On October 21, 2020, EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC (the “SPV”) entered into the AR Facility. We are the primary beneficiary of the SPV and we consolidate its assets and liabilities, which consisted primarily of billed and unbilled accounts receivable of $946.7 million as of June 30, 2022. As of June 30, 2022, the AR Facility had a borrowing base of $350.0 million and there were $325.0 million in outstanding borrowings under the AR Facility.

At June 30, 2022, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

On August 1, 2022, we amended certain terms of the AR Facility to, among other things, increase the commitments thereunder from $350.0 million to $500.0 million and extend the scheduled termination date from September 24, 2024 to August 1, 2025. See “Item 5. Other Information” for additional information.

Senior Unsecured Notes Repurchase

For the three and six months ended June 30, 2022, we repurchased $2.0 million of ENLK’s outstanding senior unsecured notes due 2024 in open market transactions. We did not repurchase senior unsecured notes during the three and six months ended June 30, 2021.

(6) Income Taxes

The components of our total income tax benefit (expense) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current income tax expense	$(0.5)	$—	$(0.7)	$(0.1)
Deferred income tax benefit (expense)	1.8	(6.6)	(1.2)	(7.9)
Total income tax benefit (expense)	$1.3	$(6.6)	$(1.9)	$(8.0)

The following schedule reconciles total income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income before non-controlling interest and income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected income tax benefit (expense) based on federal statutory rate	$(17.8)	$3.8	$(25.9)	$6.2
State income tax benefit (expense), net of federal benefit	(2.5)	0.6	(3.6)	0.8
Unit-based compensation (1)	—	(0.4)	(2.0)	(2.9)
Change in valuation allowance	21.0	(1.0)	28.1	(2.2)
Oklahoma statutory rate change (2)	—	(7.6)	—	(7.6)
Other	0.6	(2.0)	1.5	(2.3)
Total income tax benefit (expense)	$1.3	$(6.6)	$(1.9)	$(8.0)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of restricted incentive units.
(2)Oklahoma House Bill 2960 resulted in a change in the corporate income tax rate from 6% to 4%. Accordingly, we recorded deferred tax expense in the amount of $7.6 million for the three and six months ended June 30, 2021 due to a remeasurement of deferred tax assets.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. As of June 30, 2022, we had $138.7 million of deferred tax liabilities, net of $511.9 million of deferred tax assets, which included a $123.5 million valuation

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

allowance. As of December 31, 2021, we had $137.5 million of deferred tax liabilities, net of $481.6 million of deferred tax assets, which included a $151.6 million valuation allowance.

A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. We have established a valuation allowance primarily related to federal and state tax operating loss carryforwards for which we do not believe a tax benefit is more likely than not to be realized. As of June 30, 2022, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

(7) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of June 30, 2022 and December 31, 2021, there were 54,168,359 and 57,501,693 Series B Preferred Units issued and outstanding, respectively.

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

A summary of the distribution activity relating to the Series B Preferred Units during the six months ended June 30, 2022 and 2021 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash distribution (in millions)	Date paid/payable
2022
Fourth Quarter of 2021	—	$19.2	February 11, 2022 (1)
First Quarter of 2022	—	$17.5	May 13, 2022 (2)
Second Quarter of 2022	—	$17.3	August 12, 2022

2021
Fourth Quarter of 2020	150,494	$16.9	February 12, 2021
First Quarter of 2021	150,871	$17.0	May 14, 2021
Second Quarter of 2021	151,248	$17.0	August 13, 2021
____________________________
(1)In December 2021 and January 2022, we paid $0.9 million and $1.0 million, respectively, of accrued distributions on the Series B Preferred Units redeemed.
(2)In January 2022, we paid $0.3 million of accrued distributions on the Series B Preferred Units redeemed. The remaining distribution of $17.2 million related to the first quarter of 2022 was paid on May 13, 2022.

b.Series C Preferred Units

As of June 30, 2022 and December 31, 2021, there were 400,000 Series C Preferred Units issued and outstanding, respectively. ENLK distributed $12.0 million to holders of Series C Preferred Units during the three and six months ended June 30, 2022 and 2021, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(8) Members’ Equity

a.Common Unit Repurchase Program

In November 2020, the board of directors of the Managing Member (the “Board”) authorized a common unit repurchase program for the repurchase of up to $100.0 million of outstanding ENLC common units and reauthorized such program in April 2021. The Board reauthorized ENLC’s common unit repurchase program and reset the amount available for repurchases of outstanding common units at up to $100.0 million effective January 1, 2022. In July 2022, the Board increased the amount available for repurchases to $200.0 million. Repurchases under the common unit repurchase program will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time.

On February 15, 2022, we and GIP entered into an agreement pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the preceding quarter from public unitholders under our common unit repurchase program. See “Note 4—Related Party Transactions” above.

The following table summarizes our ENLC common unit repurchase activity for the three and six months ended June 30, 2022 and 2021 (in millions, except for unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Publicly held ENLC common units repurchased	2,921,370	317,751	5,015,212	317,751
ENLC common units held by GIP repurchased (1)	675,095	—	675,095	—
Total ENLC common units repurchased	3,596,465	317,751	5,690,307	317,751

Aggregate cost for publicly held ENLC common units repurchased	$27.7	$2.0	$44.7	$2.0
Aggregate cost for ENLC common units held by GIP repurchased (3)	6.0	—	6.0	—
Total aggregate cost for ENLC common units repurchased	$33.7	$2.0	$50.7	$2.0
____________________________
(1)The units represent GIP’s pro rata share of the aggregate number of common units repurchased by us under our common unit repurchase program during the period from February 15, 2022 (the date on which the Repurchase Agreement was signed) through March 31, 2022.
(2)For the three and six months ended June 30, 2022, the average price paid per common unit repurchased was $9.49 per common unit and $8.92 per common unit, respectively. For the three and six months ended June 30, 2021, the average price paid per common unit repurchased was $6.22 per common unit.
(3)For the three and six months ended June 30, 2022, the average price paid per common unit repurchased was $8.92. The per unit price we paid to GIP was the average per unit price paid by us for publicly held ENLC common units repurchased from February 15, 2022 (the date on which the Repurchase Agreement was signed) through March 31, 2022.

Additionally, on August 2, 2022, we repurchased 2,530,507 ENLC common units held by GIP at an aggregate cost of $24.0 million, or an average of $9.47 per common unit. These units represent GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended June 30, 2022. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commission, which were not paid with respect to the GIP units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributed earnings allocated to:
Common units (1)	$54.3	$46.0	$108.7	$91.9
Unvested restricted units (1)	1.4	1.1	2.5	2.2
Total distributed earnings	$55.7	$47.1	$111.2	$94.1
Undistributed income (loss) allocated to:
Common units	$29.0	$(67.1)	$9.1	$(125.4)
Unvested restricted units	0.6	(1.6)	0.2	(3.0)
Total undistributed income (loss)	$29.6	$(68.7)	$9.3	$(128.4)
Net income (loss) attributable to ENLC allocated to:
Common units	$83.3	$(21.1)	$117.8	$(33.5)
Unvested restricted units	2.0	(0.5)	2.7	(0.8)
Total net income (loss) attributable to ENLC	$85.3	$(21.6)	$120.5	$(34.3)
Net income (loss) attributable to ENLC per unit:
Basic	$0.18	$(0.04)	$0.25	$(0.07)
Diluted	$0.17	$(0.04)	$0.25	$(0.07)
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic weighted average units outstanding:
Weighted average common units outstanding	482.0	490.0	483.0	490.0

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	482.0	490.0	483.0	490.0
Dilutive effect of non-vested restricted units (1)	7.0	—	6.7	—
Total weighted average diluted common units outstanding	489.0	490.0	489.7	490.0
____________________________
(1)All common unit equivalents were antidilutive for the three and six months ended June 30, 2021, since a net loss existed for those periods.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Distributions

A summary of our distribution activity related to the ENLC common units for the six months ended June 30, 2022 and 2021, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2022
Fourth Quarter of 2021	$0.11250	February 11, 2022
First Quarter of 2022	$0.11250	May 13, 2022
Second Quarter of 2022	$0.11250	August 12, 2022

2021
Fourth Quarter of 2020	$0.09375	February 12, 2021
First Quarter of 2021	$0.09375	May 14, 2021
Second Quarter of 2021	$0.09375	August 13, 2021

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(9) Investment in Unconsolidated Affiliates

On May 16, 2022, we formed a joint venture with WhiteWater Midstream, LLC, Devon Energy Corporation, and MPLX LP (the “Matterhorn JV”) to construct a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas (the “Matterhorn Express Pipeline”).

As of June 30, 2022, our unconsolidated investments consisted of a 38.75% ownership in GCF, a 30% ownership in the Cedar Cove JV, and a 15% ownership in the Matterhorn JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GCF
Contributions	$0.5	$—	$0.5	$—
Distributions	$—	$—	$—	$(3.5)
Equity in loss	$(0.9)	$(0.7)	$(1.6)	$(6.4)

Cedar Cove JV
Distributions	$(0.2)	$(0.1)	$(0.4)	$(0.2)
Equity in loss	$(0.3)	$(0.6)	$(0.7)	$(1.2)

Matterhorn JV
Contributions	$26.1	$—	$26.1	$—

Total
Contributions	$26.6	$—	$26.6	$—
Distributions	$(0.2)	$(0.1)	$(0.4)	$(3.7)
Equity in loss	$(1.2)	$(1.3)	$(2.3)	$(7.6)

The following table shows the balances related to our investment in unconsolidated affiliates as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022	December 31, 2021
GCF	$26.9	$28.0
Cedar Cove JV (1)	(2.9)	(1.8)
Matterhorn JV	26.1	—
Total investment in unconsolidated affiliates	$50.1	$26.2
____________________________
(1)As of June 30, 2022 and December 31, 2021, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheets.

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of unit-based compensation charged to operating expense	$1.2	$1.7	$2.8	$3.4
Cost of unit-based compensation charged to general and administrative expense	4.5	4.7	9.5	9.5
Total unit-based compensation expense	$5.7	$6.4	$12.3	$12.9
Amount of related income tax benefit recognized in net income (1)	$1.3	$1.5	$2.9	$3.0
____________________________
(1)For the six months ended June 30, 2022, the amount of related income tax benefit recognized in net income excluded $2.0 million of income tax expense related to book-to-tax differences recorded upon the vesting of restricted units. For the three months ended June 30, 2022, there was no income tax expense related to book-to-tax differences recorded upon the vesting of units. For the three and six months ended June 30, 2021, the amount of related income tax benefit recognized in net income excluded $0.4 million and $2.9 million of income tax expense, respectively, related to book-to-tax differences recorded upon the vesting of restricted units.

b.ENLC Restricted Incentive Units

ENLC restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2022 is provided below:

	Six Months Ended June 30, 2022
ENLC Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	7,507,471	$5.46
Granted (1)	2,386,493	8.81
Vested (1)(2)	(1,100,302)	10.22
Forfeited	(131,415)	5.91
Non-vested, end of period	8,662,247	$5.77
Aggregate intrinsic value, end of period (in millions)	$73.6
____________________________
(1)Restricted incentive units typically vest at the end of three years. In March 2022, ENLC granted 193,935 restricted incentive units with a fair value of $1.7 million. These restricted incentives units vested immediately and are included in the restricted incentive units granted and vested line items.
(2)Vested units included 296,453 units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and six months ended June 30, 2022 and 2021 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
ENLC Restricted Incentive Units:	2022	2021	2022	2021
Aggregate intrinsic value of units vested	$0.6	$0.9	$8.2	$3.9
Fair value of units vested	$0.5	$2.3	$11.2	$12.5

As of June 30, 2022, there were $25.7 million of unrecognized compensation costs that related to non-vested ENLC restricted incentive units. These costs are expected to be recognized over a weighted-average period of 2.0 years.

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

The following table presents a summary of the performance units:

	Six Months Ended June 30, 2022
ENLC Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	3,574,827	$6.40
Granted	1,204,882	11.60
Vested (1)	(708,361)	15.57
Non-vested, end of period	4,071,348	$6.34
Aggregate intrinsic value, end of period (in millions)	$34.6
____________________________
(1)Vested units included 273,357 units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the six months ended June 30, 2022 and 2021 is provided below (in millions).

	Six Months Ended June 30,
ENLC Performance Units:	2022	2021
Aggregate intrinsic value of units vested	$5.6	$0.6
Fair value of units vested	$11.0	$4.4

As of June 30, 2022, there were $20.3 million of unrecognized compensation costs that related to non-vested ENLC performance units. These costs are expected to be recognized over a weighted-average period of 2.0 years.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

ENLC Performance Units:	June 2022	March 2022 (1)	January 2021
Grant-date fair value	$11.71	$11.90	$4.70
Beginning TSR price	$8.54	$8.83	$3.71
Risk-free interest rate	3.35%	2.15%	0.17%
Volatility factor	76.00%	75.00%	71.00%
____________________________
(1)Excludes certain ENLC performance units awarded March 1, 2022 with vesting conditions based on performance metrics. The 88,863 ENLC performance units have a grant-date fair value of $8.90 and will vest in February 2023.

(11) Derivatives

Interest Rate Swaps

The components of the unrealized gain on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of interest rate swaps	$—	$4.8	$0.1	$9.5
Tax expense	—	(1.1)	—	(2.2)
Unrealized gain on designated cash flow hedge	$—	$3.7	$0.1	$7.3

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement of our interest rate swaps and amortization of the termination payments, included in our consolidated statements of operations were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$—	$4.8	$0.1	$9.6

We expect to recognize an additional $0.1 million of interest expense out of accumulated other comprehensive loss over the next twelve months.

Commodity Swaps

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity swaps are (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Change in fair value of derivatives	$35.3	$(23.8)	$20.2	$(31.7)
Realized loss on derivatives	(30.8)	(14.4)	(46.9)	(89.9)
Gain (loss) on derivative activity	$4.5	$(38.2)	$(26.7)	$(121.6)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to commodity swaps are as follows (in millions):

	June 30, 2022	December 31, 2021
Fair value of derivative assets—current	$95.6	$22.4
Fair value of derivative assets—long-term	—	0.2
Fair value of derivative liabilities—current	(88.7)	(34.9)
Fair value of derivative liabilities—long-term	(1.2)	(2.2)
Net fair value of commodity swaps	$5.7	$(14.5)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity swaps that we held for price risk management purposes and the related physical offsets at June 30, 2022 (in millions). The remaining term of the contracts extend no later than July 2023.

		June 30, 2022
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	Gals	(122.0)	$(4.1)
Natural gas (short contracts)	Swaps	MMbtu	(19.7)	26.8
Natural gas (long contracts)	Swaps	MMbtu	11.7	(19.5)
Crude and condensate (short contracts)	Swaps	MMbbls	(3.2)	(55.4)
Crude and condensate (long contracts)	Swaps	MMbbls	2.8	57.9
Total fair value of commodity swaps				$5.7

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap contracts, the maximum loss on our gross receivable position of $95.6 million as of June 30, 2022 would be reduced to $9.6 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(12) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	June 30, 2022	December 31, 2021
Commodity swaps (1)	$5.7	$(14.5)
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,320.0	$3,750.6	$4,363.7	$4,520.0
Installment payable (2)	$—	$—	$10.0	$10.0
Contingent consideration (2)	$7.2	$7.2	$6.9	$6.9
____________________________
(1)The carrying value of long-term debt is reduced by debt issuance cost, net of accumulated amortization, of $29.6 million and $27.8 million as of June 30, 2022 and December 31, 2021, respectively. The respective fair values do not factor in debt issuance costs.
(2)Consideration for the Amarillo Rattler Acquisition included a $10.0 million installment payable, which was paid on April 30, 2022, and a contingent component capped at $15.0 million and payable, if at all, between 2024 and 2026 based on Diamondback E&P LLC’s drilling activity above historical levels. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of June 30, 2022 and December 31, 2021 were based on Level 2 inputs from third-party market quotations.

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

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, GCF in South Texas, and the Matterhorn JV in West Texas and our corporate assets and expenses.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. Adjusted gross margin is a non-GAAP financial measure. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2022
Natural gas sales	$323.0	$272.9	$87.1	$37.9	$—	$720.9
NGL sales	—	1,163.7	3.6	0.1	—	1,167.4
Crude oil and condensate sales	331.6	110.0	40.6	—	—	482.2
Product sales	654.6	1,546.6	131.3	38.0	—	2,370.5
NGL sales—related parties	427.5	43.1	242.6	165.8	(879.0)	—
Crude oil and condensate sales—related parties	—	—	—	4.0	(4.0)	—
Product sales—related parties	427.5	43.1	242.6	169.8	(883.0)	—
Gathering and transportation	19.9	15.7	44.7	40.6	—	120.9
Processing	9.9	0.3	28.6	27.9	—	66.7
NGL services	—	18.4	—	0.1	—	18.5
Crude services	6.0	9.2	3.2	0.2	—	18.6
Other services	0.2	0.4	0.1	0.2	—	0.9
Midstream services	36.0	44.0	76.6	69.0	—	225.6
Crude services—related parties	—	—	0.1	—	(0.1)	—
Midstream services—related parties	—	—	0.1	—	(0.1)	—
Revenue from contracts with customers	1,118.1	1,633.7	450.6	276.8	(883.1)	2,596.1
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(958.0)	(1,519.2)	(321.3)	(189.7)	883.1	(2,105.1)
Realized loss on derivatives	(10.2)	(2.5)	(15.8)	(2.3)	—	(30.8)
Change in fair value of derivatives	12.5	11.8	8.2	2.8	—	35.3
Adjusted gross margin	162.4	123.8	121.7	87.6	—	495.5
Operating expenses	(50.3)	(34.8)	(23.1)	(20.7)	—	(128.9)
Segment profit	112.1	89.0	98.6	66.9	—	366.6
Depreciation and amortization	(37.1)	(39.4)	(52.3)	(28.7)	(1.5)	(159.0)
Gain on disposition of assets	—	—	0.2	0.2	—	0.4
General and administrative	—	—	—	—	(28.4)	(28.4)
Interest expense, net of interest income	—	—	—	—	(55.5)	(55.5)
Loss on extinguishment of debt	—	—	—	—	(0.5)	(0.5)
Loss from unconsolidated affiliate investments	—	—	—	—	(1.2)	(1.2)
Other income	—	—	—	—	0.2	0.2
Income (loss) before non-controlling interest and income taxes	$75.0	$49.6	$46.5	$38.4	$(86.9)	$122.6
Capital expenditures	$34.7	$6.3	$11.5	$8.1	$1.9	$62.5
____________________________
(1)Includes related party cost of sales of $9.1 million for the three months ended June 30, 2022.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2021
Natural gas sales	$97.4	$122.0	$45.6	$26.2	$—	$291.2
NGL sales	0.5	706.6	0.4	(0.1)	—	707.4
Crude oil and condensate sales	170.4	50.9	15.7	—	—	237.0
Product sales	268.3	879.5	61.7	26.1	—	1,235.6
NGL sales—related parties	195.5	30.2	137.1	94.3	(457.1)	—
Crude oil and condensate sales—related parties	—	—	0.1	2.1	(2.2)	—
Product sales—related parties	195.5	30.2	137.2	96.4	(459.3)	—
Gathering and transportation	11.8	16.4	45.9	38.2	—	112.3
Processing	6.0	0.5	28.1	27.0	—	61.6
NGL services	—	17.1	—	0.1	—	17.2
Crude services	4.0	9.6	3.4	0.2	—	17.2
Other services	0.2	0.4	0.2	0.2	—	1.0
Midstream services	22.0	44.0	77.6	65.7	—	209.3
Revenue from contracts with customers	485.8	953.7	276.5	188.2	(459.3)	1,444.9
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(402.3)	(838.9)	(164.9)	(108.3)	459.3	(1,055.1)
Realized loss on derivatives	(4.2)	(6.4)	(2.9)	(0.9)	—	(14.4)
Change in fair value of derivatives	(7.9)	(9.4)	(5.3)	(1.2)	—	(23.8)
Adjusted gross margin	71.4	99.0	103.4	77.8	—	351.6
Operating expenses	(27.4)	(31.7)	(17.8)	(19.9)	—	(96.8)
Segment profit	44.0	67.3	85.6	57.9	—	254.8
Depreciation and amortization	(34.6)	(36.1)	(50.6)	(28.8)	(1.8)	(151.9)
Gain on disposition of assets	—	0.2	—	0.1	—	0.3
General and administrative	—	—	—	—	(26.1)	(26.1)
Interest expense, net of interest income	—	—	—	—	(60.0)	(60.0)
Loss from unconsolidated affiliate investments	—	—	—	—	(1.3)	(1.3)
Other income	—	—	—	—	0.2	0.2
Income (loss) before non-controlling interest and income taxes	$9.4	$31.4	$35.0	$29.2	$(89.0)	$16.0
Capital expenditures	$39.5	$2.2	$4.9	$1.9	$0.1	$48.6
____________________________
(1)Includes related party cost of sales of $3.6 million for the three months ended June 30, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2022
Natural gas sales	$518.6	$484.4	$163.4	$63.3	$—	$1,229.7
NGL sales	—	2,315.2	6.7	—	—	2,321.9
Crude oil and condensate sales	603.6	183.9	75.3	—	—	862.8
Product sales	1,122.2	2,983.5	245.4	63.3	—	4,414.4
NGL sales—related parties	827.3	80.0	450.7	312.7	(1,670.7)	—
Crude oil and condensate sales—related parties	—	—	0.3	7.0	(7.3)	—
Product sales—related parties	827.3	80.0	451.0	319.7	(1,678.0)	—
Gathering and transportation	33.5	32.0	87.4	79.4	—	232.3
Processing	17.7	0.8	54.0	55.5	—	128.0
NGL services	—	42.3	—	0.1	—	42.4
Crude services	10.3	18.6	6.9	0.4	—	36.2
Other services	0.4	0.8	0.2	0.3	—	1.7
Midstream services	61.9	94.5	148.5	135.7	—	440.6
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	0.1	—	—	(0.1)	—
Midstream services—related parties	—	0.1	0.1	—	(0.2)	—
Revenue from contracts with customers	2,011.4	3,158.1	845.0	518.7	(1,678.2)	4,855.0
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(1,724.7)	(2,907.9)	(598.1)	(347.1)	1,678.2	(3,899.6)
Realized loss on derivatives	(12.6)	(9.1)	(19.5)	(5.7)	—	(46.9)
Change in fair value of derivatives	6.6	6.2	1.1	6.3	—	20.2
Adjusted gross margin	280.7	247.3	228.5	172.2	—	928.7
Operating expenses	(95.6)	(67.8)	(44.1)	(42.3)	—	(249.8)
Segment profit	185.1	179.5	184.4	129.9	—	678.9
Depreciation and amortization	(73.8)	(74.9)	(103.2)	(57.1)	(2.9)	(311.9)
Gain (loss) on disposition of assets	—	0.2	0.4	(5.3)	—	(4.7)
General and administrative	—	—	—	—	(57.4)	(57.4)
Interest expense, net of interest income	—	—	—	—	(110.6)	(110.6)
Loss on extinguishment of debt	—	—	—	—	(0.5)	(0.5)
Loss from unconsolidated affiliate investments	—	—	—	—	(2.3)	(2.3)
Other income	—	—	—	—	0.3	0.3
Income (loss) before non-controlling interest and income taxes	$111.3	$104.8	$81.6	$67.5	$(173.4)	$191.8
Capital expenditures	$68.9	$12.0	$26.9	$11.2	$3.5	$122.5
____________________________
(1)Includes related party cost of sales of $19.7 million for the six months ended June 30, 2022.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2021
Natural gas sales	$222.4	$243.2	$81.5	$77.2	$—	$624.3
NGL sales	0.5	1,332.6	1.0	1.1	—	1,335.2
Crude oil and condensate sales	277.7	92.0	29.3	—	—	399.0
Product sales	500.6	1,667.8	111.8	78.3	—	2,358.5
NGL sales—related parties	360.4	53.8	250.2	175.2	(839.6)	—
Crude oil and condensate sales—related parties	—	—	0.1	3.6	(3.7)	—
Product sales—related parties	360.4	53.8	250.3	178.8	(843.3)	—
Gathering and transportation	21.5	32.2	97.2	78.6	—	229.5
Processing	14.2	1.0	44.0	54.1	—	113.3
NGL services	—	39.1	—	0.2	—	39.3
Crude services	7.5	19.5	6.7	0.4	—	34.1
Other services	0.4	0.9	0.4	0.3	—	2.0
Midstream services	43.6	92.7	148.3	133.6	—	418.2
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	2.3	—	—	(2.3)	—
Midstream services—related parties	—	2.3	0.1	—	(2.4)	—
Revenue from contracts with customers	904.6	1,816.6	510.5	390.7	(845.7)	2,776.7
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(727.9)	(1,579.3)	(315.9)	(212.4)	845.7	(1,989.8)
Realized loss on derivatives	(61.1)	(17.1)	(8.9)	(2.8)	—	(89.9)
Change in fair value of derivatives	(13.2)	(9.8)	(7.1)	(1.6)	—	(31.7)
Adjusted gross margin	102.4	210.4	178.6	173.9	—	665.3
Operating expenses	(15.6)	(60.9)	(37.5)	(39.1)	—	(153.1)
Segment profit	86.8	149.5	141.1	134.8	—	512.2
Depreciation and amortization	(68.1)	(72.2)	(101.3)	(57.5)	(3.8)	(302.9)
Gain on disposition of assets	0.1	0.1	—	0.1	—	0.3
General and administrative	—	—	—	—	(52.1)	(52.1)
Interest expense, net of interest income	—	—	—	—	(120.0)	(120.0)
Loss from unconsolidated affiliate investments	—	—	—	—	(7.6)	(7.6)
Other income	—	—	—	—	0.1	0.1
Income (loss) before non-controlling interest and income taxes	$18.8	$77.4	$39.8	$77.4	$(183.4)	$30.0
Capital expenditures	$52.8	$5.0	$6.8	$4.3	$0.5	$69.4
____________________________
(1)Includes related party cost of sales of $6.8 million for the six months ended June 30, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of June 30, 2022 and December 31, 2021 (in millions):

Segment Identifiable Assets:	June 30, 2022	December 31, 2021
Permian	$2,525.8	$2,358.6
Louisiana	2,574.8	2,428.6
Oklahoma	2,581.1	2,619.5
North Texas	869.3	896.8
Corporate (1)	127.8	179.7
Total identifiable assets	$8,678.8	$8,483.2
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(14) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	June 30, 2022	December 31, 2021
Natural gas and NGLs inventory	$124.9	$49.4
Prepaid expenses and other	34.8	34.2
Other current assets	$159.7	$83.6

Other current liabilities:	June 30, 2022	December 31, 2021
Accrued interest	$47.2	$47.2
Accrued wages and benefits, including taxes	22.2	33.1
Accrued ad valorem taxes	24.3	28.3
Capital expenditure accruals	19.3	23.2
Short-term lease liability	21.2	18.1
Installment payable (1)	—	10.0
Inactive easement commitment (2)	10.0	9.8
Operating expense accruals	14.2	9.6
Other	25.7	23.6
Other current liabilities	$184.1	$202.9
____________________________
(1)Consideration for the Amarillo Rattler Acquisition included an installment payable, which was paid on April 30, 2022.
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

(16) Subsequent Event

Acquisition of Barnett Shale Assets from Crestwood Equity Partners LP. On May 19, 2022, we entered into an agreement to acquire the North Texas gathering and processing assets of Crestwood Equity Partners LP located in the Barnett Shale, for an upfront cash purchase price of approximately $275.0 million, plus an amount equal to the estimated working capital of approximately $14.5 million, subject to customary adjustments. These assets include approximately 500 miles of lean and rich gas gathering pipeline and three processing plants with 425 MMcf/d of total processing capacity. The acquisition closed on July 1, 2022. The initial accounting for this acquisition is not complete and therefore we cannot provide an estimated purchase price allocation as of the date of this report.

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

As of June 30, 2022, our midstream energy asset network includes approximately 12,100 miles of pipelines, 22 natural gas processing plants with approximately 5.5 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography.

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

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, GCF in South Texas, and the Matterhorn JV in West Texas and our corporate assets and expenses.

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 90% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the six months ended June 30, 2022.

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

The following customers individually represented greater than 10% of our consolidated revenues for the three and six months ended June 30, 2022 and 2021. The loss of these customers would have a material adverse impact on our results of operations because the revenues and adjusted gross margin received from transactions with these customers is material to us. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dow Hydrocarbons and Resources LLC	14.8%	15.2%	14.4%	14.9%
Marathon Petroleum Corporation	15.5%	12.8%	15.8%	13.8%

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

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. Commodity markets have now fully recovered from the reduction in global demand and low market prices experienced in 2020 due to the COVID-19 pandemic. However, oil and natural gas prices continue to remain volatile. Oil and natural gas prices, rose during 2021 and have risen very rapidly in 2022 due to various factors, including a rebound in demand from economic activity after COVID-19 shutdowns, supply issues, and geopolitical events, including Russia’s invasion of Ukraine. As of the date of this report, while both oil and natural gas prices have moderated from their peaks earlier in the year, the market price for both oil and natural gas are at higher levels than either has traded in recent years.

Capital markets and the demands of public investors also affect producer behavior, production levels, and our business. Over the last several years, public investors have exerted pressure on oil and natural gas producers to increase capital discipline and focus on higher investment returns even if it means lower growth. In addition, the ability of companies in the oil and gas industry to access the capital markets on favorable terms has been negatively impacted during this same period. This demand by investors for increased capital discipline from energy companies, as well as the difficulties in accessing capital markets, led to more modest capital investment by producers, curtailed drilling and production activity, and, accordingly, slower growth for us and other midstream companies during the past few years. This trend was amplified in 2020 by the COVID-19 pandemic, which reduced demand for commodities. However, in response to the rise of oil and natural gas prices during 2021 and in 2022 to date, capital investments by United States oil and natural gas producers have begun to rise, although global capital investments by oil and natural gas producers remain below historical levels and producers continue to remain cautious.

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. We continue to experience a robust increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity. As a result of this concentration of drilling activity in the Permian Basin, other basins, including those in which we operate in Oklahoma and North Texas, have experienced reduced investment and declines in volumes produced. However, the rise in commodity prices during 2022 has led to renewed producer interest in both Oklahoma and North Texas and we expect activity to increase in both areas for the remainder of 2022 and during 2023.

Our Louisiana segment, while subject to commodity price trends, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong throughout 2021 and through the first half of 2022, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment is highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

For additional discussion regarding these factors, see “Item 1A—Risk Factors—Business and Industry Risks” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on February 16, 2022.

Regulatory Developments

On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to climate change and the production of oil and gas that could affect our operations and those of our customers, particularly those who may operate on public lands. While none of these initiatives to date have adversely affected our operations or those of our customers, the Biden Administration could seek, in the future, to put into place executive orders, policy and regulatory reviews, or seek to have Congress pass legislation that could adversely affect the production of oil and natural gas, and our operations and those of our customers.

Only a small percentage of our operations are derived from customers operating on public land, mainly in the Delaware Basin. Our operations in the Delaware Basin are expected to represent only approximately 6% of our total segment profit, net to EnLink, during 2022. In addition, we have a robust program to monitor and prevent methane emissions in our operations and we maintain a comprehensive environmental program that is embedded in our operations. However, our activities that take place on public lands require that we and our producer customers obtain leases, permits, and other approvals from the federal government. While the future rules and rulemaking initiatives under the Biden Administration remain uncertain, the regulations that might result from such initiatives, could lead to increased costs for us or our customers, difficulties in obtaining leases, permits, and other approvals for us and our customers, reduced utilization of our gathering, processing and pipeline systems or reduced rates under renegotiated transportation or storage agreements in affected regions. These impacts could, in turn, adversely affect our business, financial condition, results of operations or cash flows, including our ability to make cash distributions to our unitholders.

For more information, see our risk factors under “Environmental, Legal Compliance, and Regulatory Risk” in Section 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on February 16, 2022.

Other Recent Developments

Organic Growth and Acquisition

Acquisition of Barnett Shale Assets from Crestwood Equity Partners LP. On May 19, 2022, we entered into an agreement to acquire the North Texas gathering and processing assets of Crestwood Equity Partners LP located in the Barnett Shale, for an upfront cash purchase price of approximately $275.0 million, plus an amount equal to the estimated working capital of approximately $14.5 million, subject to customary adjustments. These assets include approximately 500 miles of lean and rich gas gathering pipeline and three processing plants with 425 MMcf/d of total processing capacity. The acquisition closed on July 1, 2022.

Matterhorn Express Pipeline Joint Venture. On May 16, 2022, we entered into an agreement with WhiteWater Midstream, LLC, Devon Energy Corporation, and MPLX LP to construct a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from Waha Hub in West Texas to Katy, Texas. Supply for the Matterhorn JV will be sourced from multiple upstream connections in the Permian Basin, including direct connections to processing facilities in the Midland Basin through an approximately 75-mile lateral, as well as a direct connection to the 3.2 Bcf/d Agua Blanca Pipeline.

Phantom Processing Plant. In November 2021, we began moving equipment and facilities associated with the Thunderbird processing plant in Central Oklahoma to the Midland Basin. This processing plant relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 200 MMcf/d. We expect to complete the relocation in the fourth quarter of 2022.

CCS Business

BKV Agreement. In June 2022, we entered into an agreement with BKV to develop a CCS project in the Barnett Shale. Under this agreement, we will separate CO2 from lean gas in our North Texas gathering systems and from rich gas delivered to our natural gas processing plant in Bridgeport, Texas. The CO2 waste stream will then be captured, compressed, transported, and sequestered by BKV.

Debt and Equity

Amended AR Facility Agreement. On August 1, 2022, we amended certain terms of the AR Facility to, among other things, increase the commitments thereunder from $350.0 million to $500.0 million and extend the scheduled termination date from September 24, 2024 to August 1, 2025. See “Item 5. Other Information” for additional information.

Amended and Restated Revolving Credit Agreement. On June 3, 2022, we amended and restated our prior revolving credit facility by entering into the Revolving Credit Facility. See “Item 1. Financial Statements—Note 5” for more information.

Senior Unsecured Notes Repurchase. For the three and six months ended June 30, 2022, we repurchased approximately $2.0 million of ENLK’s outstanding senior unsecured notes due 2024 in open market transactions. See “Item 1. Financial Statements—Note 5” for more information regarding the senior unsecured note repurchase.

Common Unit Repurchase Program. Effective January 1, 2022, the Board reauthorized our common unit repurchase program and reset the amount available for repurchases of outstanding common units at up to $100.0 million. In July 2022, the Board increased the amount available for repurchase to $200.0 million. See “Item 1. Financial Statements—Note 8” for more information regarding our common unit repurchase program.

GIP Repurchase Agreement. On February 15, 2022, we and GIP entered into an agreement pursuant to which we are repurchasing, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP is the average per unit price paid by us for the common units repurchased from public unitholders. See “Item 1. Financial Statements—Note 8” for more information regarding repurchases of ENLC common units held by GIP.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues	$2,600.6	$1,406.7	$4,828.3	$2,655.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(2,105.1)	(1,055.1)	(3,899.6)	(1,989.8)
Operating expenses	(128.9)	(96.8)	(249.8)	(153.1)
Depreciation and amortization	(159.0)	(151.9)	(311.9)	(302.9)
Gross margin	207.6	102.9	367.0	209.3
Operating expenses	128.9	96.8	249.8	153.1
Depreciation and amortization	159.0	151.9	311.9	302.9
Adjusted gross margin	$495.5	$351.6	$928.7	$665.3

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus (less) interest expense, net of interest income; depreciation and amortization; impairments; (income) loss from unconsolidated affiliate investments; distributions from unconsolidated affiliate investments; (gain) loss on disposition of assets; (gain) loss on extinguishment of debt; unit-based compensation; income tax expense (benefit); unrealized (gain) loss on commodity swaps; costs associated with the relocation of processing facilities; accretion expense associated with asset retirement obligations; transaction costs; non-cash expense related to changes in the fair value of contingent consideration; (non-cash rent); and (non-controlling interest share of adjusted EBITDA from joint ventures). Adjusted EBITDA is one of the primary metrics used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$123.9	$9.4	$189.9	$22.0
Interest expense, net of interest income	55.5	60.0	110.6	120.0
Depreciation and amortization	159.0	151.9	311.9	302.9
Loss from unconsolidated affiliate investments	1.2	1.3	2.3	7.6
Distributions from unconsolidated affiliate investments	0.2	0.1	0.4	3.7
(Gain) loss on disposition of assets	(0.4)	(0.3)	4.7	(0.3)
Loss on extinguishment of debt	0.5	—	0.5	—
Unit-based compensation	5.7	6.4	12.3	12.9
Income tax expense (benefit)	(1.3)	6.6	1.9	8.0
Unrealized (gain) loss on commodity swaps	(35.3)	23.8	(20.2)	31.7
Costs associated with the relocation of processing facilities (1)	11.1	10.2	22.4	17.8
Other (2)	0.4	0.4	0.7	—
Adjusted EBITDA before non-controlling interest	320.5	269.8	637.4	526.3
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(20.8)	(12.3)	(33.4)	(19.4)
Adjusted EBITDA, net to ENLC	$299.7	$257.5	$604.0	$506.9
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
(2)Includes transaction costs, non-cash expense related to changes in the fair value of contingent consideration, accretion expense associated with asset retirement obligations and non-cash rent, which relates to lease incentives pro-rated over the lease term.
(3)Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV and Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV.

Free Cash Flow After Distributions

We define free cash flow after distributions as adjusted EBITDA, net to ENLC, plus (less) (growth and maintenance capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (interest expense, net of interest income); (distributions declared on common units); (accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid); (costs associated with the relocation of processing facilities); non-cash interest (income)/expense; (contributions to investment in unconsolidated affiliates); (payments to terminate interest rate swaps); (current income taxes); and proceeds from the sale of equipment and land.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$174.9	$176.4	$482.6	$402.2
Interest expense (1)	54.2	55.6	107.9	111.5
Utility credits (redeemed) earned (2)	(6.0)	3.4	(11.6)	43.8
Payments to terminate interest rate swaps (3)	—	1.3	—	1.3
Accruals for settled commodity swap transactions	0.6	(2.6)	(1.6)	(2.5)
Distributions from unconsolidated affiliate investment in excess of earnings	0.2	0.1	0.4	3.7
Costs associated with the relocation of processing facilities (4)	11.1	10.2	22.4	17.8
Other (5)	1.7	1.4	3.4	2.6
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	137.2	91.7	309.9	109.2
Accounts payable, accrued product purchases, and other accrued liabilities	(53.4)	(67.7)	(276.0)	(163.3)
Adjusted EBITDA before non-controlling interest	320.5	269.8	637.4	526.3
Non-controlling interest share of adjusted EBITDA from joint ventures (6)	(20.8)	(12.3)	(33.4)	(19.4)
Adjusted EBITDA, net to ENLC	299.7	257.5	604.0	506.9
Growth capital expenditures, net to ENLC (7)	(49.9)	(40.0)	(90.4)	(55.9)
Maintenance capital expenditures, net to ENLC (7)	(11.1)	(7.5)	(25.0)	(12.2)
Interest expense, net of interest income	(55.5)	(60.0)	(110.6)	(120.0)
Distributions declared on common units	(54.6)	(46.7)	(110.1)	(93.4)
ENLK preferred unit accrued cash distributions (8)	(23.3)	(23.0)	(46.8)	(46.0)
Costs associated with the relocation of processing facilities (4)	(11.1)	(10.2)	(22.4)	(17.8)
Contribution to investment in unconsolidated affiliates	(26.6)	—	(26.6)	—
Payments to terminate interest rate swaps	—	(1.3)	—	(1.3)
Non-cash interest expense	—	2.4	—	4.6
Other (9)	(0.1)	0.3	0.3	0.8
Free cash flow after distributions	$67.5	$71.5	$172.4	$165.7
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
(3)Represents cash paid for the early termination of $100.0 million of our interest rate swaps due to the partial repayment of the Term Loan in May 2021.”
(4)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant and Battle Ridge processing plant in the Oklahoma segment to the Permian segment. The relocation of equipment and facilities from the Battle Ridge processing plant was completed in the third quarter of 2021 and we expect to complete the relocation of equipment and facilities from the Thunderbird processing plant in the fourth quarter of 2022.
(5)Includes transaction costs, current income tax expense, and non-cash rent, which relates to lease incentives pro-rated over the lease term.
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

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2022
Gross margin	$75.0	$49.6	$46.3	$38.2	$(1.5)	$207.6
Depreciation and amortization	37.1	39.4	52.3	28.7	1.5	159.0
Segment profit	112.1	89.0	98.6	66.9	—	366.6
Operating expenses	50.3	34.8	23.1	20.7	—	128.9
Adjusted gross margin	$162.4	$123.8	$121.7	$87.6	$—	$495.5

Three Months Ended June 30, 2021
Gross margin	$9.4	$31.2	$35.0	$29.1	$(1.8)	$102.9
Depreciation and amortization	34.6	36.1	50.6	28.8	1.8	151.9
Segment profit	44.0	67.3	85.6	57.9	—	254.8
Operating expenses	27.4	31.7	17.8	19.9	—	96.8
Adjusted gross margin	$71.4	$99.0	$103.4	$77.8	$—	$351.6

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2022
Gross margin	$111.3	$104.6	$81.2	$72.8	$(2.9)	$367.0
Depreciation and amortization	73.8	74.9	103.2	57.1	2.9	311.9
Segment profit	185.1	179.5	184.4	129.9	—	678.9
Operating expenses	95.6	67.8	44.1	42.3	—	249.8
Adjusted gross margin	$280.7	$247.3	$228.5	$172.2	$—	$928.7

Six Months Ended June 30, 2021
Gross margin	$18.7	$77.3	$39.8	$77.3	$(3.8)	$209.3
Depreciation and amortization	68.1	72.2	101.3	57.5	3.8	302.9
Segment profit	86.8	149.5	141.1	134.8	—	512.2
Operating expenses	15.6	60.9	37.5	39.1	—	153.1
Adjusted gross margin	$102.4	$210.4	$178.6	$173.9	$—	$665.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Midstream Volumes:
Permian Segment
Gathering and Transportation (MMbtu/d)	1,494,400	1,025,900	1,421,200	976,000
Processing (MMbtu/d)	1,432,200	958,400	1,344,700	917,500
Crude Oil Handling (Bbls/d)	175,000	121,900	162,900	115,100
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,696,500	2,139,300	2,597,700	2,145,300
Crude Oil Handling (Bbls/d)	17,700	15,200	16,800	15,100
NGL Fractionation (Gals/d)	7,896,900	7,729,300	7,965,000	7,419,500
Brine Disposal (Bbls/d)	3,200	2,900	3,100	2,200
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,016,100	1,016,200	1,008,100	977,000
Processing (MMbtu/d)	1,047,600	1,040,000	1,038,600	997,900
Crude Oil Handling (Bbls/d)	21,400	23,800	22,600	20,700
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,429,900	1,377,400	1,397,100	1,367,200
Processing (MMbtu/d)	661,900	627,600	638,300	626,100

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Gross Margin. Gross margin was $207.6 million for the three months ended June 30, 2022 compared to $102.9 million for the three months ended June 30, 2021, an increase of $104.7 million. The primary contributors to the increase were as follows:

•Permian Segment. Gross margin was $75.0 million for the three months ended June 30, 2022 compared to $9.4 million for the three months ended June 30, 2021, an increase of $65.6 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $91.0 million, which was primarily driven by:

•A $95.9 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $75.6 million, which was primarily due to higher volumes from increased producer activity and higher commodity prices. Derivative activity associated with our Permian gas assets increased margin by $20.3 million, which included $3.9 million from increased realized losses and $24.2 million from increased unrealized gains.
•A $4.9 million decrease to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $1.0 million, which was primarily due to higher volumes from increased producer activity. Derivative activity associated with our Permian crude assets decreased margin by $5.9 million, which included $2.1 million from increased realized losses and $3.8 million from decreased unrealized gains.

◦Operating expenses in the Permian segment increased $22.9 million. During the three months ended June 30, 2021, our Permian operating expenses were reduced by $8.1 million due to electricity credits earned during Winter Storm Uri in February 2021 that were not available during the same quarter of 2022. Operating expenses also increased due to higher construction fees and services, labor and benefits costs, materials and supplies expense, and compressor rentals due to an increase in operating activity.

◦Depreciation and amortization in the Permian segment increased $2.5 million primarily due to new assets placed into service, including gathering and processing assets associated with the Amarillo Rattler Acquisition in April 2021.

•Louisiana Segment. Gross margin was $49.6 million for the three months ended June 30, 2022 compared to $31.2 million for the three months ended June 30, 2021, an increase of $18.4 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment increased $24.8 million, resulting from:

•An $18.2 million increase to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $1.3 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased margin by $16.9 million, which included $5.2 million from increased realized gains and $11.7 million from increased unrealized gains.
•A $7.6 million increase to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, decreased $2.2 million, which was primarily due to unfavorable imbalance activity on our gas storage assets. Derivative activity associated with our Louisiana gas assets increased margin by $9.8 million, which included $0.8 million from increased realized losses and $10.6 million from increased unrealized gains.
•A $1.0 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, increased $0.6 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our ORV crude assets decreased margin by $1.6 million, which included $0.5 million from increased realized losses and $1.1 million from decreased unrealized gains.

◦Operating expenses in the Louisiana segment increased $3.1 million primarily due to increases in materials and supplies expense, utility costs, construction fees and services, and vehicle expenses due to an increase in operating activity.

◦Depreciation and amortization in the Louisiana segment increased $3.3 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment. Gross margin was $46.3 million for the three months ended June 30, 2022 compared to $35.0 million for the three months ended June 30, 2021, an increase of $11.3 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment increased $18.3 million, resulting from:

•A $22.4 million increase to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, increased $17.9 million, which was primarily due to higher commodity prices. Derivative activity associated with our Oklahoma gas assets increased margin by $4.5 million, which included $11.9 million from increased realized losses and $16.4 million from increased unrealized gains.
•A $4.1 million decrease to adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $0.2 million, which was primarily due to lower volumes from existing customers as a result of declining production. Derivative activity associated with our Oklahoma crude assets decreased margin by $3.9 million, which includes $1.0 million from increased realized losses and $2.9 million from decreased unrealized gains.

◦Operating expenses in the Oklahoma segment increased $5.3 million primarily due to increases in materials and supplies expense, construction fees and services, and ad valorem taxes due to an increase in operating activity. Operating expenses also increased due to the transfer of equipment related to the Phantom processing facility.

◦Depreciation and amortization in the Oklahoma segment increased $1.7 million due to additional assets placed in service, partially offset by the transfer of equipment to the Phantom and Warhorse processing facilities.

•North Texas Segment. Gross margin was $38.2 million for the three months ended June 30, 2022 compared to $29.1 million for the three months ended June 30, 2021, an increase of $9.1 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment increased $9.8 million. Adjusted gross margin, excluding derivative activity, increased $7.2 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our North Texas segment increased margin by $2.6 million, which included $1.4 million from increased realized losses and $4.0 million from increased unrealized gains.

◦Operating expenses in the North Texas segment increased $0.8 million primarily due to increases in materials and supplies expense and compressor rentals due to an increase in operating activity.

◦Depreciation and amortization in the North Texas segment decreased $0.1 million primarily due to assets reaching the end of their depreciable lives.

•Corporate Segment. Gross margin was negative $1.5 million for the three months ended June 30, 2022 compared to negative $1.8 million for the three months ended June 30, 2021. Corporate gross margin consists of depreciation and amortization of corporate assets.

General and Administrative Expenses. General and administrative expenses were $28.4 million for the three months ended June 30, 2022 compared to $26.1 million for the three months ended June 30, 2021, an increase of $2.3 million. The increase was primarily due to an increase in labor and benefits costs and consulting fees and services. The increase was partially offset by a reduction in transaction and transition costs related to the Amarillo Rattler Acquisition in April 2021.

Interest Expense. Interest expense was $55.5 million for the three months ended June 30, 2022 compared to $60.0 million for the three months ended June 30, 2021, a decrease of $4.5 million. Interest expense consisted of the following (in millions):

	Three Months Ended June 30,
	2022	2021
ENLK and ENLC Senior Notes	$50.3	$50.3
Term Loan	—	1.3
Revolving Credit Facility	2.2	1.4
AR Facility	1.7	0.8
Capitalized interest	—	(0.1)
Amortization of debt issuance costs and net discount of senior unsecured notes	1.3	1.3
Interest rate swaps - realized	—	4.8
Other	—	0.2
Total	$55.5	$60.0

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $1.2 million for the three months ended June 30, 2022 compared to a loss of $1.3 million for the three months ended June 30, 2021, a reduction in loss of $0.1 million. The reduction in loss was primarily attributable to a reduction in loss of $0.3 million from our Cedar Cove JV and was partially offset by an increase in loss of $0.2 million from our GCF investment, as a result of the GCF assets being idled beginning in January 2021.

Income Tax Benefit (Expense). Income tax benefit was $1.3 million for the three months ended June 30, 2022 compared to an income tax expense of $6.6 million for the three months ended June 30, 2021. The increase in income tax benefit was primarily attributable to the changes in the valuation allowance and was partially offset by the increase in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $38.6 million for the three months ended June 30, 2022 compared to net income of $31.0 million for the three months ended June 30, 2021, an increase of $7.6 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase in income was primarily due to a $8.8 million increase attributable to NGP’s 49.9% share of the Delaware Basin JV and was partially offset by a $0.5 million decrease attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV and a $0.7 million decrease in income attributable to the Series B Preferred Units following the partial redemptions of the Series B Units in December 2021 and January 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Gross Margin. Gross margin was $367.0 million for the six months ended June 30, 2022 compared to $209.3 million for the six months ended June 30, 2021, an increase of $157.7 million. The primary contributors to the increase were as follows:

•Permian Segment. Gross margin was $111.3 million for the six months ended June 30, 2022 compared to $18.7 million for the six months ended June 30, 2021, an increase of $92.6 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $178.3 million, which was primarily driven by:

•A $167.4 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $95.7 million, which was primarily due to higher volumes from increased producer activity and higher commodity prices. Derivative activity associated with our Permian gas assets increased margin by $71.7 million, which included $52.8 million from decreased realized losses and $18.9 million from increased unrealized gains.
•A $10.9 million increase to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $14.3 million, which was primarily due to higher volumes from increased producer activity. Derivative activity associated with our Permian crude assets decreased margin by $3.4 million, which included $4.3 million from increased realized losses and $0.9 million from increased unrealized gains.

◦Operating expenses in the Permian segment increased $80.0 million. During the six months ended June 30, 2021, our Permian operating expenses were reduced by $48.1 million due to electricity credits earned during Winter Storm Uri in February 2021 that were not available during the same quarter of 2022. Operating expenses also increased due to higher construction fees and services, labor and benefits costs, materials and supplies expense, compressor rentals, and ad valorem and sales and use taxes due to an increase in operating activity.

◦Depreciation and amortization in the Permian segment increased $5.7 million primarily due to new assets placed into service, including gathering and processing assets associated with the Amarillo Rattler Acquisition in April 2021.

•Louisiana Segment. Gross margin was $104.6 million for the six months ended June 30, 2022 compared to $77.3 million for the six months ended June 30, 2021, an increase of $27.3 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment increased $36.9 million, resulting from:

•A $28.5 million increase to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $8.9 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased margin by $19.6 million, which included $12.2 million from decreased realized losses and $7.4 million from increased unrealized gains.
•An $8.5 million increase to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $2.2 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Louisiana gas assets increased margin by $6.3 million, which included $3.4 million from increased realized losses and $9.7 million from increased unrealized gains.
•A $0.1 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, increased $1.8 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our ORV crude assets decreased margin by $1.9 million, which included $0.8 million from increased realized losses and $1.1 million from decreased unrealized gains.

◦Operating expenses in the Louisiana segment increased $6.9 million primarily due to increases in utility costs, construction fees and services, and compressor rentals due to an increase in operating activity. These increases were partially offset by decreases in consulting fees and services.

◦Depreciation and amortization in the Louisiana segment increased $2.7 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment. Gross margin was $81.2 million for the six months ended June 30, 2022 compared to $39.8 million for the six months ended June 30, 2021, an increase of $41.4 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment increased $49.9 million, resulting from:

•A $51.9 million increase to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, increased $50.8 million, which was primarily due to higher volumes from existing customers and higher commodity prices. Derivative activity associated with our Oklahoma gas assets increased margin by $1.1 million, which included $9.6 million from increased realized losses and $10.7 million from increased unrealized gains.
•A $2.0 million decrease to adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, increased $1.5 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Oklahoma crude assets decreased margin by $3.5 million, which included $1.0 million from increased realized losses and $2.5 million from decreased unrealized gains.

◦Operating expenses in the Oklahoma segment increased $6.6 million primarily due to increases in materials and supplies expense and construction fees and services due to an increase in operating activity. Operating expenses also increased due to the transfer of equipment to the Phantom processing facility.

◦Depreciation and amortization in the Oklahoma segment increased $1.9 million due to additional assets placed in service, partially offset by the transfer of equipment related to the Phantom and Warhorse processing facilities.

•North Texas Segment. Gross margin was $72.8 million for the six months ended June 30, 2022 compared to $77.3 million for the six months ended June 30, 2021, a decrease of $4.5 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment decreased $1.7 million. Adjusted gross margin, excluding derivative activity, decreased $6.7 million, which was primarily due to favorable market pricing resulting from Winter Storm Uri in February 2021, and was partially offset by higher volumes from existing customers in 2022. Derivative activity associated with our North Texas segment increased margin by $5.0 million, which included $2.9 million from increased realized losses and $7.9 million from increased unrealized gains.

◦Operating expenses in the North Texas segment increased $3.2 million primarily due to increases in materials and supplies expense, sales and use taxes, and utility costs due to an increase in operating activity.

◦Depreciation and amortization in the North Texas segment decreased $0.4 million primarily due to assets reaching the end of their depreciable lives.

•Corporate Segment. Gross margin was negative $2.9 million for the six months ended June 30, 2022 compared to negative $3.8 million for the six months ended June 30, 2021. Corporate gross margin consists of depreciation and amortization of corporate assets.

General and Administrative Expenses. General and administrative expenses were $57.4 million for the six months ended June 30, 2022 compared to $52.1 million for the six months ended June 30, 2021, an increase of $5.3 million. The increase was primarily due to an increase in labor and benefits costs and consulting fees and services. The increase was partially offset by a reduction in transaction and transition costs related to the Amarillo Rattler Acquisition in April 2021.

Interest Expense. Interest expense was $110.6 million for the six months ended June 30, 2022 compared to $120.0 million for the six months ended June 30, 2021, a decrease of $9.4 million. Interest expense consisted of the following (in millions):

	Six Months Ended June 30,
	2022	2021
ENLK and ENLC Senior Notes	$100.6	$100.6
Term Loan	—	2.7
Revolving Credit Facility	4.5	2.7
AR Facility	2.8	2.0
Capitalized interest	—	(0.3)
Amortization of debt issuance costs and net discount of senior unsecured notes	2.6	2.5
Interest rate swaps - realized	0.1	9.6
Other	—	0.2
Total	$110.6	$120.0

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $2.3 million for the six months ended June 30, 2022 compared to a loss of $7.6 million for the six months ended June 30, 2021, a reduction in loss of $5.3 million. The reduction in loss was primarily attributable to a reduction in loss of $4.8 million from our GCF investment, as a result of the GCF assets being idled beginning in January 2021, and a reduction of loss of $0.5 million from our Cedar Cove JV.

Income Tax Benefit (Expense). Income tax expense was $1.9 million for the six months ended June 30, 2022 compared to an income tax expense of $8.0 million for the six months ended June 30, 2021. The decrease in income tax expense was primarily attributable to the changes in the valuation allowance and was partially offset by the increase in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $69.4 million for the six months ended June 30, 2022 compared to net income of $56.3 million for the six months ended June 30, 2021, an increase of $13.1 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase in income was primarily due to a $13.4 million increase attributable to NGP’s 49.9% share of the Delaware Basin JV and a $0.5 million increase attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV and was partially offset by a $0.8 million decrease in income attributable to the Series B Preferred Units following the partial redemptions of the Series B Units in December 2021 and January 2022.

Critical Accounting Policies

Information regarding our critical accounting policies is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on February 16, 2022.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $482.6 million for the six months ended June 30, 2022 compared to $402.2 million for the six months ended June 30, 2021. Operating cash flows before working capital and changes in working capital for the comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2022	2021
Operating cash flows before working capital	$516.5	$348.1
Changes in working capital	(33.9)	54.1

Operating cash flows before changes in working capital increased $168.4 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The primary contributor to the increase in operating cash flows was as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity swap activity, utility credits redeemed or earned, and unit-based compensation, increased $168.7 million. The increase in gross margin is due to a $210.6 million increase in adjusted gross margin, excluding non-cash commodity swap activity, which was partially offset by a $41.9 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation. For more information regarding the changes in gross margin for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, see “Results of Operations.”

The changes in working capital for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $149.3 million for the six months ended June 30, 2022 compared to $112.2 million for the six months ended June 30, 2021. Our primary investing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2022	2021
Additions to property and equipment (1)	$(124.1)	$(62.5)
Contributions to unconsolidated affiliate investments (2)	(26.6)	—
Acquisitions, net of cash acquired (3)	—	(55.0)
____________________________
(1)The increase in capital expenditures was due to expansion projects to accommodate increased volumes on our systems.
(2)Represents contributions to the Matterhorn JV and GCF. See “Item 1. Financial Statements—Note 9” for more information regarding the contributions to unconsolidated affiliate investments.
(3)Represents cash paid for the Amarillo Rattler Acquisition in April 2021.

Cash Flows from Financing Activities. Net cash used in financing activities was $341.4 million for the six months ended June 30, 2022 compared to $296.8 million for the six months ended June 30, 2021. Our primary financing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2022	2021
Net repayments on the Term Loan	$—	$(100.0)
Net repayments on the AR Facility (1)	(25.0)	(40.0)
Net repayments on the Revolving Credit Facility (1)	(15.0)	—
Net repurchases of ENLK’s senior unsecured notes (1)	(2.0)	—
Contributions from non-controlling interests (2)	9.3	1.9
Distributions to members	(111.7)	(93.8)
Redemption of Series B Preferred Units (3)	(50.5)	—
Distributions to Series B Preferred Unitholders (3)	(35.8)	(33.9)
Distributions to Series C Preferred Unitholders (3)	(12.0)	(12.0)
Distributions to joint venture partners (4)	(29.0)	(16.1)
Common unit repurchases (5)	(50.7)	(2.0)
Payment of installment payable for Amarillo Rattler Acquisition (6)	(10.0)	—
____________________________
(1)See “Item 1. Financial Statements—Note 5” for more information regarding the AR Facility, the Revolving Credit Facility, and repurchases of ENLK’s senior unsecured notes.
(2)Represents contributions from NGP to the Delaware Basin JV.
(3)See “Item 1. Financial Statements—Note 7” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units and information on the partial redemption of the Series B Preferred Units.
(4)Represents distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV.
(5)See “Item 1. Financial Statements—Note 8” for more information regarding the ENLC common unit repurchase program.
(6)Consideration for the Amarillo Rattler Acquisition included an installment payable, which was paid on April 30, 2022.

Capital Requirements

The following table summarizes our expected remaining capital requirements for 2022 (in millions):

Capital expenditures, net to ENLC (1)	$185
Operating expenses associated with the relocation of processing facilities (2)	23
Contributions to unconsolidated affiliate investments (3)	43
Total	$251
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
(3)Includes contributions made to GCF and the Matterhorn JV.

Our primary capital projects for 2022 include the relocation of the Phantom processing plant, CCS-related initiatives, contributions to unconsolidated affiliate investments, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our remaining 2022 capital requirements from operating cash flows.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2022.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2022 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2022	2023	2024	2025	2026	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,030.3	$—	$—	$519.8	$720.8	$491.0	$2,298.7
Revolving Credit Facility (1)	—	—	—	—	—	—	—
AR Facility (2)	325.0	—	—	—	325.0	—	—
Acquisition contingent consideration (3)	7.2	—	—	0.7	3.3	3.2	—
Interest payable on fixed long-term debt obligations	2,234.2	100.6	201.1	189.7	163.3	148.3	1,431.2
Operating lease obligations	115.0	12.5	21.7	11.6	9.8	8.9	50.5
Purchase obligations	5.9	5.9	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (4)	286.2	26.5	55.7	44.2	39.4	30.9	89.5
Inactive easement commitment (5)	10.0	10.0	—	—	—	—	—
Total contractual obligations	$7,013.8	$155.5	$278.5	$766.0	$1,261.6	$682.3	$3,869.9
____________________________
(1)The Revolving Credit Facility will mature on June 3, 2027. As of June 30, 2022, there were no amounts outstanding under the Revolving Credit Facility.
(2)The AR Facility will terminate on August 1, 2025, unless extended or earlier terminated in accordance with its terms.
(3)The estimated fair value of the Amarillo Rattler, LLC contingent consideration was calculated in accordance with the fair value guidance contained in ASC 820. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration payments could differ from these estimated fair values. See “Item 1. Financial Statements—Note 12” for additional information.
(4)Consists of pipeline capacity payments for firm transportation and deficiency agreements.
(5)Amount related to inactive easements paid as utilized by us with the balance due in August 2022 if not utilized.

The above table does not include any physical or financial contract purchase commitments for natural gas and NGLs due to the nature of both the price and volume components of such purchases, which vary on a daily or monthly basis. Additionally, we do not have contractual commitments for fixed price and/or fixed quantities of any material amount that is not already disclosed in the table above.

The interest payable related to the Revolving Credit Facility and the AR Facility are not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Revolving Credit Facility and the AR Facility, which vary from time to time.

Our contractual cash obligations for the remainder of 2022 are expected to be funded from cash flows generated from our operations.

Indebtedness

As of June 30, 2022, the AR Facility had a borrowing base of $350.0 million and there were $325.0 million in outstanding borrowings under the AR Facility. On August 1, 2022, we amended certain terms of the AR Facility to, among other things, increase the commitments thereunder from $350.0 million to $500.0 million and extend the scheduled termination date from September 24, 2024 to August 1, 2025. See “Item 5. Other Information” for additional information.

In addition, as of June 30, 2022, we have $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047. There were no outstanding borrowings under the Revolving Credit Facility and $44.6 million outstanding letters of credit as of June 30, 2022.

Guarantees. The amounts outstanding on our senior unsecured notes and the Revolving Credit Facility are guaranteed in full by our subsidiary ENLK, including 105% of any letters of credit outstanding under the Revolving Credit Facility. ENLK’s guarantees of these amounts are full, irrevocable, unconditional, and absolute, and cover all payment obligations arising under the senior unsecured notes and the Revolving Credit Facility. Liabilities under the guarantees rank equally in right of payment with all existing and future senior unsecured indebtedness of ENLK.

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

As of June 30, 2022, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

See “Item 1. Financial Statements—Note 5” for more information on our outstanding debt.

Inflation

The annual U.S. inflation rate has increased significantly in the first half of 2022. The Federal Reserve has already increased its target for the federal funds rate (the benchmark for most interest rates) several times this year. It is widely expected that this trend will continue for the remainder of 2022. Inflation will increase the cost to acquire or replace property and equipment and the cost of labor and supplies. To the extent permitted by competition, regulation, and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees. Additionally, certain of our revenue generating contracts contain clauses that increase our fees based on changes in inflation metrics.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the three months ended June 30, 2022 and have determined that none would have a material impact to our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, future cost savings or operational, environmental and climate change initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of the COVID-19 pandemic, Winter Storm Uri, and other weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) the impact of the ongoing coronavirus (COVID-19) pandemic (including the impact of any new variants of the virus) on our business, financial condition, and results of operations, (b) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (c) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (d) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (e) the dependence on our significant customers for a substantial portion of the natural gas and crude that we gather, process, and transport, (f) developments that materially and adversely affect our significant customers or other customers, (g) adverse developments in the midstream business that may reduce our ability to make distributions, (h) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (i) decreases in the volumes that we gather, process, fractionate, or transport, (j) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (k) our ability to receive or renew required permits and other approvals, (l) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (m) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (n) changes in the availability and cost of capital, including as a result of a change in our credit rating, (o) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (p) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (q) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (r) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (s) impairments to goodwill, long-lived assets and equity method investments, (t) construction risks in our major development projects, (u) challenges we may face in connection with our strategy to enter into new lines of business related to the energy transition, and (v) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Commission on February 16, 2022 may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 90% of our adjusted gross margin for the six months ended June 30, 2022 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently earn adjusted gross margin under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts. Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume or (2) arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities.

2.Processing margin contracts. Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the six months ended June 30, 2022, less than 1% of our adjusted gross margin was generated from processing margin contracts.

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

For the six months ended June 30, 2022, approximately 9% of our adjusted gross margin was generated from POL or POP contracts.

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

Commodity	Index
NGLs	Oil Price Information Service
Natural gas	Henry Hub Gas Daily
Crude and condensate	New York Mercantile Exchange

The following table sets forth certain information related to derivative instruments outstanding at June 30, 2022.

Period	Underlying	Notional Volume	We Pay	We Receive (1)	Net Fair Value Asset/(Liability) (In millions)
July 2022 - June 2023	Ethane	575 (MMbbls)	$0.5410/Gal	Index	$(0.6)
July 2022 - June 2023	Propane	1,940 (MMbbls)	Index	$1.1987/Gal	(4.1)
July 2022 - March 2023	Normal butane	365 (MMbbls)	Index	$1.4192/Gal	0.5
July 2022 - July 2022	Natural gasoline	25 (MMbbls)	Index	$1.9851/Gal	0.1
July 2022 - June 2023	Natural gas	86,034 (MMbtu/d)	Index	$5.5773/MMbtu	7.3
July 2022 - July 2023	Crude and condensate	5,975 (MMbbls)	Index	$97.17/Bbl	2.5
					$5.7
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

As of June 30, 2022, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value asset of $5.7 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $21.0 million in the net fair value of these contracts as of June 30, 2022.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At June 30, 2022, we had no outstanding borrowings under the Revolving Credit Facility and $325.0 million in outstanding borrowings under the AR Facility. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $3.3 million for the AR Facility.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028 and 2029 as these are fixed-rate obligations. As of June 30, 2022, the estimated fair value of the senior unsecured notes was approximately $3,425.6 million, based on the market prices of ENLK’s and our publicly traded debt at June 30, 2022. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $178.8 million decrease in fair value of the senior unsecured notes at June 30, 2022. See “Item 1. Financial Statements—Note 5” for more information on our outstanding indebtedness.

Beginning on December 15, 2022, distributions on ENLK's Series C Preferred Units will be based on a floating rate tied to LIBOR (or an alternative rate to be established) plus 4.11% rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2022), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
April 1, 2022 to April 30, 2022	430,416	$9.92	418,440	$78.8
May 1, 2022 to May 31, 2022	1,656,301	9.53	1,650,690	$63.2
June 1, 2022 to June 30, 2022	1,527,335	9.08	1,527,335	$149.3
Total	3,614,052	$9.39	3,596,465
____________________________
(1)The total number of units purchased shown in the table includes 17,587 units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)Effective January 1, 2022, the Board reauthorized our common unit repurchase program and reset the amount available for repurchases of outstanding common units at up to $100.0 million. In July 2022, the Board increased the amount available for repurchase to $200.0 million. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time. For more information regarding common units repurchased from public unitholders and our repurchase of common units held by GIP, see “Item 1. Financial Statements—Note 8.”

Item 5. Other Information

Disclosure Pursuant to Item 1.01 of Form 8-K – Entry into a Material Definitive Agreement and Item 2.03 of Form 8-K – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On August 1, 2022 (the “Amendment Date”), EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity (the “SPV”) that is an indirect subsidiary of ENLC, entered into the Third Amendment to the Receivables Financing Agreement (the “Third Amendment”), which amended the AR Facility, in each case among the SPV, as borrower, the Operating Partnership, as initial servicer, PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets LLC, as structuring agent and sustainability agent.

Under the Third Amendment and related documentation, the SPV’s three-year committed accounts receivable securitization facility was amended to, among other things: (i) increase the facility limit and lender commitments under the AR Facility from $350.0 million to $500.0 million, (ii) extend the Scheduled Termination Date (as defined in the AR Facility) of the facility to August 1, 2025, and (iii) reduce the currently effective drawn fee to 90 bps from the previous 110 bps.

As of the Amendment Date, there were $350.0 million of borrowings by the SPV under the AR Facility and the borrowing base was $500.0 million.

The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as Exhibit 10.2 to this report and is incorporated herein by reference.

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
Amended and Restated Revolving Credit Agreement, dated as of June 3, 2022, by and among EnLink Midstream, LLC, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and each of the Lenders and other L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 3, 2022, filed with the Commission on June 6, 2022, file No. 001-36336)

10.2*	—
Third Amendment to the Receivables Financing Agreement, dated as of August 1, 2022, by and among EnLink Midstream Funding, LLC, as borrower, EnLink Midstream Operating, LP, as initial servicer, PNC Bank, National Association, as administrative agent and as lender and PNC Capital Markets LLC, as structuring agent and sustainability agent.

22.1	—
Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).

31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended June 30, 2022 and 2021 and March 31, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (v) the Notes to Consolidated Financial Statements.
104 *	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
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
August 4, 2022