Form 10-K
period 2022-12-31
EnLink Midstream, LLC
filed 2023-02-15
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the common units representing limited liability company interests held by non-affiliates of the registrant was approximately $2.2 billion on June 30, 2022, based on $8.50 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

At February 8, 2023, there were 470,636,443 common units outstanding.

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

ASC	The Financial Accounting Standards Board Accounting Standards Codification.
ASC 606	ASC 606, Revenue from Contracts with Customers.
ASC 718	ASC 718, Compensation—Stock Compensation.
ASC 815	ASC 815, Derivatives and Hedging.
ASC 820	ASC 820, Fair Value Measurements.
ASC 842	ASC 842, Leases.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
Avenger	Avenger crude oil gathering system, a crude oil gathering system in the northern Delaware Basin.
Barnett Shale	A natural gas producing shale reservoir located in North Texas.
Barnett Shale Acquisition	On July 1, 2022, we acquired all of the equity interest in the gathering and processing assets of Crestwood Equity Partners LP located in the Barnett Shale.
Bbls	Barrels.
Bbtu	Billion British thermal units.
Bcf	Billion cubic feet.
Beginning TSR Price
The beginning total shareholder return (“TSR”) price, which is the closing unit price of ENLC on the grant date of the performance award agreement or the previous trading day if the grant date was not a trading day, is one of the assumptions used to calculate the grant-date fair value of performance award agreements.

BKV	BKV Corporation.
BLM	Bureau of Land Management.
CCS	Carbon capture, transportation, and sequestration.
Cedar Cove JV	Cedar Cove Midstream LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Kinder Morgan, Inc. in which ENLK owns a 30% interest and Kinder Morgan, Inc. owns a 70% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
Central Oklahoma Acquisition
On December 19, 2022, we acquired gathering and processing assets located in Central Oklahoma, including approximately 900 miles of lean and rich gas gathering pipeline and two processing plants with 280 MMcf/d of total processing capacity.

CFTC	U.S. Commodity Futures Trading Commission.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger processing plant located in the Delaware Basin in Texas.
Devon	Devon Energy Corporation.
ENLC	EnLink Midstream, LLC together with its consolidated subsidiaries.
ENLC Class C Common Units	A class of non-economic ENLC common units equal to the number of Series B Preferred Units in order to provide certain voting rights with respect to ENLC to the holders of such Series B Preferred Units.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries.

Exchange Act	The Securities Exchange Act of 1934, as amended.
ExxonMobil	ExxonMobil Corporation.
Federal Reserve	The Board of Governors of the Federal Reserve System of the United States.
FERC	Federal Energy Regulatory Commission.
GAAP	Generally accepted accounting principles in the United States of America.
Gals	Gallons.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. ENLK owns 38.75% of GCF. The GCF assets have been temporarily idled to reduce operating expenses.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GHG	Greenhouse gas.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
GP Plan	The General Partner’s Long-Term Incentive Plan. As of the closing of the Merger, ENLC assumed all obligations in respect of the GP Plan. No additional grants of equity awards will be made under the GP Plan for periods after the Merger.
ISDAs	International Swaps and Derivatives Association Agreements.
LIBOR	U.S. Dollar London Interbank Offered Rate.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Matterhorn JV
A joint venture with WhiteWater Midstream, LLC, Devon Energy Corporation, and MPLX LP. The Matterhorn JV is expected to construct a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas.

MEGA system	Midland Energy Gathering Area system in Midland, Martin, and Glasscock counties, Texas.
Merger	On January 25, 2019, NOLA Merger Sub, LLC (previously a wholly-owned subsidiary of ENLC) merged with and into ENLK with ENLK continuing as the surviving entity and a subsidiary of ENLC.
Midland Basin	A large sedimentary basin in West Texas.
Mbbls	Thousand barrels.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MMgals	Million gallons.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NOLA Merger Sub	NOLA Merger Sub, LLC, previously a wholly-owned subsidiary of ENLC prior to the Merger.
NYSE	New York Stock Exchange.
OPEC+	Organization of the Petroleum Exporting Countries and its broader partners.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly-owned subsidiary of ENLK.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Revolving Credit Facility	A $1.40 billion unsecured revolving credit facility entered into by ENLC, which includes a $500.0 million letter of credit subfacility. The Revolving Credit Facility is guaranteed by ENLK.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
SOFR	Secured overnight financing rate.
SPV	EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.
Term Loan	A term loan originally in the amount of $850.0 million entered into by ENLK on December 11, 2018 with Bank of America, N.A., as Administrative Agent, Bank of Montreal and Royal Bank of Canada, as Co-Syndication Agents, Citibank, N.A. and Wells Fargo Bank, National Association, as Co-Documentation Agents, and the lenders party thereto, which ENLC assumed in connection with the Merger and the obligations of which ENLK guaranteed. The Term Loan was paid upon maturity on December 10, 2021.
VEX	The Victoria Express Pipeline and related truck terminal and storage assets located in the Eagle Ford Shale in South Texas, which we sold in October 2020.

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

As of December 31, 2022, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 41.6% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all the equity interests in the Managing Member. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

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

For more information about our organization of the business before the year ended December 31, 2022, refer to “Item 1. Business—General” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Commission on February 16, 2022, and available here.

The following diagram depicts our organization and ownership as of December 31, 2022:

Class C Unitholders
Public Unitholders
GIP III Stetson II, L.P. (Delaware)
EnLink Midstream Manager, LLC (Delaware)
GIP III Stetson I, L.P. (Delaware)
10.4% Non-economic ENLC Class C Common Units (1)
48.0%
21.4%
Non-economic managing member
20.2%
EnLink Midstream, LLC (Delaware) (NYSE: ENLC)
100% Common units (2)
100%
Series B Preferred Unitholders (2)
Public Unitholders (Series C Preferred Units)
EnLink Midstream GP, LLC (Delaware)
100% Series B Preferred Units (1)
100% Series C Preferred Units (3)
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
(4)EnLink Midstream Funding, LLC is a bankruptcy-remote special purpose entity that entered into the AR Facility in October 2020. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the AR Facility.

Our Operations

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

As of December 31, 2022, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

•Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities, and our crude oil operations in Cana-Woodford, Arkoma-Woodford, northern Oklahoma Woodford, STACK, and adjacent areas;

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, fractionation, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, GCF in South Texas, and the Matterhorn JV in West Texas, as well as our corporate assets and expenses.

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

•Financial Discipline and Flexibility. We are focused on strengthening our financial position and flexibility by generating significant cash flows, driving disciplined and balanced capital allocation, focusing on cost discipline, and maintaining liquidity and balance sheet strength. We believe that these strategies will afford us better access to the capital markets and a competitive cost of capital, as well as the opportunity to grow our business in a prudent manner throughout the cycles in our industry.

•Strategic Growth. We believe our assets are positioned in some of the most economically advantageous basins in the U.S., as well as key demand centers with growing end-use customers. We expect to grow certain of our systems organically over time by meeting our customers’ midstream service needs that result from their drilling activity in our areas of operation, or growth in supply needs. We are also focused on economically attractive organic expansion opportunities in our areas of operation that allow us to leverage our existing infrastructure, operating expertise, and customer relationships, as well as to increase our natural gas and NGL presence downstream. We are also committed to participating in the energy transition. As part of this effort, we are building a carbon transportation business in support of CCS along the Mississippi River corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, our operating expertise, and our customer relationships, provide us with an advantage in building a carbon transportation business and becoming the transporter of choice in the region.

•Sustainability and Safety. Sustainability and safety are integrated into all aspects of our business. Approximately 90% of our current business is focused on natural gas and natural gas liquids, which we believe will continue to be important sources of clean energy for decades to come. We publish a sustainability report with key metrics that can be measured from year to year, and have announced target emission reduction goals. To achieve those goals, we continue to evaluate opportunities to reduce or offset emissions in our operations using process improvements and technology, or utilizing renewable energy. With respect to safety, we are committed to operating safely and in an environmentally responsible manner. We are continuing to advance our emissions reduction goals through several carbon capture projects. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Recent Developments” for additional information on our recent CCS-related activity.

Our Assets

Our assets consist of gathering systems, transmission pipelines, processing facilities, fractionation facilities, stabilization facilities, storage facilities, and ancillary assets. The following tables provide information about our assets as of and for the year ended December 31, 2022:

				Year Ended
				December 31, 2022
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (HP)	Estimated Capacity (1)	Average Throughput (2)
Gas Pipelines
Permian assets:
MEGA System gathering facilities	1,070	238,226	870	908,000
Delaware gathering system (3)	260	69,305	305	598,600
Permian gas assets (3)	1,330	307,531	1,175	1,506,600

Louisiana assets:
Louisiana gas gathering and transmission system	3,040	97,400	3,975	2,828,200

Oklahoma assets:
Central Oklahoma gathering system	2,845	256,490	1,560	1,002,600
Northridge gathering system	140	14,000	50	28,600
Oklahoma gas assets	2,985	270,490	1,610	1,031,200

North Texas assets:
Bridgeport rich and lean gathering systems	2,770	189,340	827	711,100
Johnson County gathering system	385	49,000	400	86,500
Silver Creek gathering system	1,285	190,000	840	293,000
Acacia transmission system	130	16,000	920	457,000
North Texas gas assets	4,570	444,340	2,987	1,547,600

Total Gas Pipelines	11,925	1,119,761	9,747	6,913,600

NGL, Crude Oil, and Condensate Pipelines
Permian assets:
Permian Crude Oil and Condensate assets	510	—	188,500	156,300

Louisiana assets:
Cajun-Sibon NGL pipeline system (4)	760	—	185,000	185,600
Ascension NGL pipeline (5)	35	—	50,000	21,200
Ohio River Valley (6)	210	—	17,370	17,400
Louisiana NGL, Crude Oil, and Condensate assets	1,005	—	252,370	224,200

Oklahoma assets:
Central Oklahoma crude oil gathering systems	190	—	160,000	23,800

Total NGL, Crude Oil, and Condensate Pipelines	1,705	—	600,870	404,300
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
(4)Estimated capacity is based on an estimated mixture of NGLs shipped through the pipeline. A higher or lower functional capacity will occur depending on the composition of the transported product.
(5)Includes gross mileage, capacity, and throughput for the Ascension JV, which is owned 50% by us.
(6)Estimated capacity is comprised of trucking capacity only.

		Year Ended
		December 31, 2022
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMbtu/d)
Permian assets:
MEGA system processing facilities	911	853,700
Delaware processing facilities (1)	635	568,500
Permian assets	1,546	1,422,200

Louisiana assets:
Louisiana gas processing facilities (2)	1,478	199,400

Oklahoma assets:
Central Oklahoma processing facilities (3)	1,280	954,500
Northridge processing facility	200	103,100
Oklahoma assets	1,480	1,057,600

North Texas assets:
Bridgeport processing facility	800	543,800
Silver Creek processing system (4)	705	161,300
North Texas assets	1,505	705,100

Total Processing Facilities	6,009	3,384,300
____________________________
(1)The Lobo I processing plant, which accounts for 35 MMcf/d of processing capacity of the Delaware processing facilities, is not operational.
(2)The Blue Water, Eunice, and Plaquemine processing plants are not operational. These plants represent 193 MMcf/d, 350 MMcf/d, and 225 MMcf/d, respectively, for a total of 768 MMcf/d of the total processing capacity of the Louisiana gas processing facilities.
(3)The Carmen processing plant, which accounts for 60 MMcf/d of processing capacity of the Central Oklahoma processing facilities, is not operational.
(4)The Azle, Goforth, Corvette, and West Johnson processing plants are not operational. These plants represent 50 MMcf/d, 30 MMcf/d, 125 MMcf/d, and 100 MMcf/d, respectively, for a total of 305 MMcf/d of the total processing capacity of the Silver Creek processing system.

		Year Ended
		December 31, 2022
Fractionation Facilities	Estimated NGL Fractionation Capacity (Bbls/d)	Average Throughput (Bbls/d)
Permian assets:
Mesquite terminal (1)	15,000	—

Louisiana assets:
Plaquemine fractionation facility (2)	136,800	88,300
Riverside fractionation facility (2)	—	34,400
Plaquemine processing plant	8,500	3,200
Eunice fractionation facility	75,000	63,600
Louisiana assets	220,300	189,500

North Texas assets:
Bridgeport processing facility	25,000	15,400

Corporate assets:
GCF (3)	56,000	—
Total Fractionation Facilities	316,300	204,900
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
(3)Volumes shown reflect our 38.75% ownership in GCF. The GCF fractionation facility is not currently operational.

		Year Ended
		December 31, 2022
Storage Assets	Storage Type	Estimated Storage Capacity (1)
Permian assets:
Avenger storage	Crude	0.1

Louisiana assets:
Belle Rose gas storage facility	Gas	7.3
Sorrento gas storage facility	Gas	5.2
Jefferson Island storage facility	Gas	3.0
Napoleonville NGL storage facility	NGL	7.6
ORV storage	Crude	0.7

Oklahoma assets:
Central Oklahoma storage	Crude	0.2
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

•Gas Processing Facilities. Our gas processing facilities in the Permian segment consist of the following:

•MEGA system processing facilities. Our MEGA system natural gas processing facilities are located in Midland, Martin, and Glasscock counties, Texas and operate as a connected system. These assets consist of the Bearkat processing facility with a capacity of 75 MMcf/d, the Deadwood processing facility with a capacity of 48 MMcf/d, the Midmar processing facilities with a capacity of 193 MMcf/d, the Riptide processing facility with a capacity of 255 MMcf/d, and the War Horse processing plant with a capacity of 105 MMcf/d. In the fourth quarter of 2022 we completed the relocation of our Phantom processing plant with a capacity of 235 MMcf/d.

•Delaware processing facilities. The Delaware processing facilities include our Lobo natural gas processing facilities and the Tiger processing plant. Our Lobo natural gas processing facilities are located in Loving County, Texas and include Lobo I, Lobo II, and Lobo III processing plants which account for 35 MMcf/d, 140 MMcf/d, and 220 MMcf/d of processing capacity, respectively. The Lobo I processing plant is currently not operational. Our Tiger processing plant is located in Culberson County, Texas, and accounts for 240 MMcf/d of processing capacity. The Lobo processing facilities and the connected gathering system and the Tiger processing plant are owned by the Delaware Basin JV.

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

•Non-Operational Processing Plants:

•Blue Water Gas Processing Plant. We operate and own a 64.29% interest in the Blue Water gas processing plant. The Blue Water gas processing plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. Our share of the plant’s capacity is approximately 193 MMcf/d. The Blue Water gas processing plant is currently not operational and we do not expect to operate it in the near future unless volumes are sufficient to run the plant.

•Plaquemine Processing Plant. The Plaquemine processing plant has 225 MMcf/d of processing capacity and is connected to the Plaquemine fractionation facility. The Plaquemine processing plant is currently not operational and we do not expect to operate it in the near future unless volumes are sufficient to run the plant.

•Eunice Processing Plant. The Eunice processing plant is located in South Central Louisiana and has a capacity of 350 MMcf/d of natural gas. The Eunice processing plant is currently not operational and we do not expect the plant to operate in the near future unless volumes are sufficient to run the plant.

•NGL and Crude Oil Pipeline Systems. Our NGL and crude oil pipeline systems in the Louisiana segment consist of NGL pipelines, crude oil and condensate pipelines, underground NGL storage, and our ORV crude logistics assets.

•Cajun-Sibon Pipeline System. The Cajun-Sibon pipeline system transports unfractionated NGLs from areas such as the Liberty, Texas interconnects near Mont Belvieu, Texas, and, from time to time, our Pelican processing plant in South Louisiana to either the Plaquemine or Eunice fractionators or to third-party fractionators when necessary.

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

•Ohio River Valley. Our ORV operations are an integrated network of assets comprised of a crude oil and condensate barge loading terminal on the Ohio River, a crude oil and condensate rail loading terminal on the Ohio Central Railroad network, crude oil and condensate pipelines in Ohio and West Virginia, above ground crude oil storage, a trucking fleet comprised of both semi and straight trucks, trailers for hauling NGL volumes, and brine disposal wells. Additionally, our ORV operations include condensate stabilization and natural gas compression stations.

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

•Gas Gathering Systems. Our gas gathering systems in the Oklahoma segment consist of the following:

•Central Oklahoma gathering system. The Central Oklahoma gathering system serves the STACK play and adjacent areas.

•Northridge gathering system. Our Northridge gathering system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma.

•Gas Processing Facilities. Our gas processing facilities in the Oklahoma segment consist of the following:

•Central Oklahoma processing facilities. The Central Oklahoma processing facilities include the Chisholm processing plants, the Cana processing plant, and the Redcliff and Carmen processing plants acquired in the Central Oklahoma Acquisition in December 2022 (collectively, the “Central Oklahoma processing system”), which account for 600 MMcf/d, 400 MMcf/d, 220 MMcf/d, and 60 MMcf/d of processing capacity, respectively. The Carmen processing plant is currently not operational. For more information regarding the Central Oklahoma Acquisition, see “Item 8. Financial Statements and Supplementary Data—Note 3.”

•The unprocessed NGLs from the Chisholm processing plants are transported by ONEOK, Inc. (“ONEOK”) to NGL transmission lines, which then transport the NGLs to our fractionators in Louisiana.

•Devon is the primary customer of the Cana processing plant. We currently have approximately six years remaining on a fixed-fee gathering and processing agreement with Devon, pursuant to which we provide processing services for natural gas delivered by Devon to the Cana processing plant.

•Northridge processing facility. Our Northridge processing plant is located in Hughes County in the Arkoma-Woodford Shale in Southeastern Oklahoma and accounts for 200 MMcf/d of processing capacity. The residue natural gas from the Northridge processing facility is delivered to CenterPoint Energy, Inc., Enable Midstream Partners, LP, and MPLX LP.

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

•Gas Gathering Systems. Our gas gathering systems in the North Texas segment consist of the following:

•Bridgeport rich gas gathering system. A substantial majority of the natural gas gathered on the Bridgeport rich gas gathering system is delivered to the Bridgeport processing facility. BKV was the largest customer on the Bridgeport rich gas gathering system contributing the majority of the natural gas gathered for the year ended December 31, 2022. BKV acquired Devon’s Barnett Shale assets in October 2020. As a result of this acquisition, we extended a fixed-fee gathering agreement with BKV and currently have approximately ten years remaining on the fixed-fee gathering agreement pursuant to which we provide gathering services on the Bridgeport system.

•Bridgeport lean gas gathering system. Natural gas gathered on the Bridgeport lean gas gathering system was primarily attributable to BKV for the year ended December 31, 2022 and was delivered to the Acacia transmission system and to intrastate pipelines without processing. As described above, we are party to a fixed-fee gathering and processing agreement with BKV that covers gathering services on the Bridgeport system.

•Johnson County gathering system. Natural gas gathered on this system is primarily attributable to one customer with whom we have a fixed-fee agreement that currently has approximately one year remaining.

•Silver Creek gathering system. Our Silver Creek gathering system is located primarily in Hood, Parker, and Johnson counties, Texas, and connects to the Silver Creek processing system.

•Gas Transmission System. The Acacia transmission system is a pipeline that connects production from the Barnett Shale to markets in North Texas accessed by Atmos Energy, Brazos Electric, Enbridge Inc, Energy Transfer Partners, Enterprise Product Partners, and GDF Suez. BKV was the largest customer on the Acacia pipeline for the year ended December 31, 2022. We currently have approximately one year remaining on a fixed-fee transportation agreement with BKV that covers transmission services.

•Gas Processing Facilities. Our gas processing facilities in the North Texas segment consist of the following:

•Bridgeport processing facility. Our Bridgeport natural gas processing facility, located in Wise County, Texas, is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants. BKV was the Bridgeport facility’s largest customer, providing the majority of the natural gas processed for the year ended December 31, 2022. As described above, we extended a fixed-fee processing agreement with BKV and currently have approximately ten years remaining on our agreement with BKV pursuant to which we provide processing services for natural gas delivered to the Bridgeport processing facility.

•Silver Creek processing system. Our Silver Creek processing system is located in Weatherford, Azle, Fort Worth, Cleburne, Granbury, and West Johnson County, Texas, and includes six processing plants: the Azle plant, the Silver Creek plant, the Goforth plant, and the Cowtown, Corvette, and the West Johnson plants, acquired in the Barnett Shale Acquisition, which account for 50 MMcf/d, 200 MMcf/d, 30 MMcf/d, 200 MMcf/d, 125 MMcf/d, and 100 MMcf/d of processing capacity, respectively. The Azle, Goforth, Corvette, and West Johnson processing plants are currently not operational due to decreased volumes. In early 2023, we plan to move equipment and facilities associated with the Cowtown processing plant to the Delaware JV in the Permian segment. We expect to complete the relocation in the second quarter of 2024. Currently, the processing capacity at the Silver Creek plant is sufficient to process all gas on the Silver Creek processing system. For more information regarding the Barnett Shale Acquisition, see “Item 8. Financial Statements and Supplementary Data—Note 3.”

•Fractionation Facility. Our Bridgeport processing plant in North Texas also has fractionation capabilities that provide operational flexibility. Under our current contracts, we own the NGLs that are allocated to BKV and we generate adjusted gross margin by selling the fractionated NGL products.

Corporate Segment Assets. Our Corporate segment assets primarily consist of our 38.75% ownership interest in GCF, 30% ownership interest in the Cedar Cove JV, and 15% ownership interest in the Matterhorn JV.

•GCF. We own a 38.75% interest in GCF, with the remaining interests owned 22.5% by Phillips 66, and 38.75% by Targa Resources Partners, LP. GCF owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. Targa Resources Partners, LP is the operator of the fractionator. GCF receives raw mix NGLs from customers, fractionates the raw mix, and redelivers the finished products to customers for a fee. Beginning in January 2021, the GCF assets were temporarily idled to reduce operating expenses. In January of 2023, we began the process to restart the GCF assets and expect operations to begin in 2024. We expect to make capital contributions during 2023 associated with the restart of these assets.

•Cedar Cove JV. We own a 30% interest in the Cedar Cove JV, which operates gathering and compression assets in Blaine County, Oklahoma that tie into our existing Oklahoma assets. Kinder Morgan, Inc. owns a 70% interest in, and is the operator of, the Cedar Cove JV. All gas gathered by the Cedar Cove JV is processed by our Central Oklahoma processing facilities.

•Matterhorn JV. We own a 15% interest in the Matterhorn JV, with the remaining interests owned by WhiteWater Midstream, LLC, Devon Energy Corporation, and MPLX LP. The Matterhorn JV is expected to construct a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas (the “Matterhorn Express Pipeline”). Supply for the Matterhorn JV will be sourced from multiple upstream connections in the Permian Basin, including direct connections to processing facilities in the Midland Basin through an approximately 75-mile lateral, as well as a direct connection to the 3.2 Bcf/d Agua Blanca Pipeline. The Matterhorn Express Pipeline is expected to be in service in the third quarter of 2024, pending the receipt of customary regulatory and other approvals.

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

Credit Risk and Key Customers

We are subject to risk of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. We diligently attempt to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of crude oil, condensate, NGLs, and natural gas exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to our overall profitability. A substantial portion of our throughput volumes come from customers that have investment-grade ratings. However, lower commodity prices in future periods and other macro-economic factors may result in a reduction in our customers’ liquidity and ability to make payments or perform on their obligations to us.

The following customers individually represented greater than 10% of our consolidated revenues during the years ended December 31, 2022, 2021, or 2020. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2022	2021	2020
Devon	6.4%	6.7%	14.4%
Dow Hydrocarbons and Resources LLC	14.2%	14.5%	13.2%
Marathon Petroleum Corporation	14.7%	13.4%	12.2%

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

Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. This adjustment is subject to review every five years. On December 17, 2020, for the five-year period beginning on July 1, 2021, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 0.78%. On January 20, 2022, however, FERC issued an Order on Rehearing revising the annual index adjustment to the change in the producer price index for finished goods minus 0.21% (“Order on Rehearing”). As a result of the change in the index adjustment, certain ceiling levels for our interstate liquids pipelines were reduced and any rates that exceeded the newly computed ceiling levels were subsequently lowered to bring those rates into compliance with the revised ceiling level. The revised rates became effective March 1, 2022.

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

Natural Gas Storage Regulation. The U.S. Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”) regulates safety issues related to downhole facilities located at both intrastate and interstate underground natural gas storage facilities. PHMSA mandates certain reporting requirements for operators of underground natural gas storage facilities and sets minimum federal safety standards. In addition, all intrastate transportation related underground natural gas storage facilities are subject to minimum federal safety standards and are inspected by PHMSA or by a state entity that has chosen to expand its authority to regulate these facilities under a certification filed with PHMSA. We believe we are in substantial compliance with these PHMSA rules.

Certain of our field injection and withdrawal wells and water disposal wells are subject to the jurisdiction of the Railroad Commission of Texas (“TRRC”). TRRC regulations require that we report the volumes of natural gas and water disposal associated with the operations of such wells on a monthly and annual basis, respectively. Results of periodic mechanical integrity tests must also be reported to the TRRC. In addition, our underground gas storage caverns in Louisiana are subject to the jurisdiction of the Louisiana Department of Natural Resources (“LDNR”). In recent years, LDNR has put in place more comprehensive regulations governing underground hydrocarbon storage in salt caverns, and we believe we are in substantial compliance with these newer regulations.

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

Employee Safety. We are subject to the requirements of the Occupational Safety and Health Act (“OSHA”), and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities, and citizens. We believe we are in substantial compliance with these OSHA requirements.

Pipeline Safety Regulations. Our pipelines are subject to regulation by PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”). The NGPSA regulates safety requirements in the design, construction, operation, and maintenance of gas pipeline facilities. The PSIA established mandatory inspections for all U.S. crude oil and natural gas transportation pipelines and some gathering lines in high-consequence areas (“HCAs”), which include, among other things, areas of high population density or that serve as sources of drinking water. PHMSA has developed regulations implementing the PSIA that require transportation pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. Additionally, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines. In December 2020, the President of the United States signed the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2020 (the “PIPES Act”), which reauthorizes PHMSA’s oil and gas pipeline programs through 2023 and imposes additional mandates on the agency. For example, the law requires, among other things, rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. Additionally, PHMSA’s maximum civil penalties were increased in January 2023.

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

In July 2018, PHMSA issued an advance notice of proposed rulemaking seeking comment on the class location requirements for natural gas transmission pipelines, and particularly the actions operators must take when class locations change due to population growth or building construction near the pipeline. The associated notice of proposed rulemaking, issued October 14, 2020, proposes an integrity management alternative for managing class location changes in areas that increase in population above a defined threshold. The public comment period for the proposed rulemaking ended on December 14, 2020, but the final rule has not yet been issued.

In October 2019, PHMSA issued three new final rules. One rule, effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, which went into effect in July 2020, impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in Moderate Consequence Areas (“MCAs”). It also includes requirements to reconfirm Maximum Allowable Operating Pressure (“MAOP”), report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years.

In addition, PHMSA has taken recent action to regulate gathering systems, which includes integrity management requirements. In November 2021, PHMSA issued a final rule that extended pipeline safety requirements to onshore gas gathering pipelines. The rule requires all onshore gas gathering pipeline operators to comply with PHMSA’s incident and annual reporting requirements. It also extends existing pipeline safety requirements to a new category of gas gathering pipelines, “Type C” lines, which generally include high-pressure pipelines that are larger than 8.625 inches in diameter. Safety requirements applicable to Type C lines vary based on pipeline diameter and potential failure consequences. The final rule went into effect in May 2022 and operators must comply with many of the applicable safety requirements by November 2022.

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

In addition, the EPA included Wise County, the location of our Bridgeport facility, in its January 2012 revision to the Dallas-Fort Worth ozone nonattainment area (“DFW area”) for the 2008 revised ozone national ambient air quality standard (“NAAQS”). Effective September 23, 2019, the DFW area was reclassified to a serious nonattainment area under this standard. The attainment date for serious nonattainment areas was July 20, 2021, with a 2020 attainment year. The DFW area did not comply with the 2008 ozone NAAQS by the end of 2020. On October 7, 2022, the EPA reclassified the DFW nonattainment area from serious to severe for the 2008 eight-hour ozone NAAQS, effective November 7, 2022. Under a severe classification, the DFW area is required to attain the 2008 eight-hour ozone standard by the end of 2026 to meet a July 20, 2027 attainment date. The severe classification could result in stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment.

In October 2015, the EPA promulgated a new NAAQS for ozone of 70 parts per billion (“ppb”) for both the 8-hour primary and secondary standards, down from the 75 ppb standards of the 2008 ozone NAAQS. On June 4, 2018, the EPA designated the DFW area, including Wise County, as a marginal nonattainment area under this standard. The DFW Area, however, failed to attain this standard by its marginal attainment date of August 2021. On October 7, 2022 the EPA reclassified the DFW nonattainment area from marginal to moderate for the 2015 eight-hour ozone NAAQS, effective November 7, 2022. Under a moderate classification, the DFW area is required to attain the 2015 eight-hour ozone standard by the end of 2023 to meet an August 3, 2024 attainment date. Furthermore, the area remains subject to the requirements associated with its severe classification under the 2008 standard notwithstanding its moderate classification under the 2015 standard. The 2015 standards were challenged before the U.S. Court of Appeals for the D.C. Circuit. On August 23, 2019, the D.C. Circuit upheld the EPA’s primary ozone standard and remanded the secondary standard to the EPA for reconsideration. The implementation of these standards could result in stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment.

The EPA reviewed the 2015 NAAQS standard in 2020 but decided to retain the standard without revision. However, the EPA recently announced that it intends to reconsider the 2020 decision to retain the 2015 NAAQS standards. The EPA is targeting the end of 2023 to complete the reconsideration. To the extent that the EPA’s reconsideration results in a new standard, the new standard could cause stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Furthermore, the area remains subject to the requirements associated with its severe classification under the 2008 standard notwithstanding its moderate classification under the 2015 standard.

Effective May 15, 2012, the EPA promulgated rules under the Clean Air Act that established new air emission controls for oil and natural gas production, pipelines, and processing operations under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAPs”) programs. These rules require the control of emissions through reduced emission (or “green”) completions and establish specific new requirements regarding emissions from wet seal and reciprocating compressors, pneumatic controllers, and storage vessels at production facilities, gathering systems, boosting facilities, and onshore natural gas processing plants. In addition, the rules revised existing requirements for volatile organic compound (“VOC”) emissions from equipment leaks at onshore natural gas processing plants by lowering the leak definition for valves from 10,000 parts per million to 500 parts per million and requiring the monitoring of connectors, pumps, pressure relief devices, and open-ended lines. These rules required a number of modifications to our assets and operations. In October 2012, several challenges to the EPA’s NSPS and NESHAPs rules for the industry were filed by various parties, including environmental groups, and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since revised certain aspects of the rules.

In partial response to the issues raised regarding the 2012 rulemaking, the EPA finalized new rules that took effect August 2, 2016 to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector under the NSPS. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. On January 21, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider publishing for notice and comment, by September 2021, a proposed rule suspending, revising, or rescinding the 2020 NSPS for the oil and natural gas sector, and on June 30, 2021, President Biden signed a joint congressional resolution rescinding the 2020 Policy rule. In November 2021, the EPA proposed a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The proposed rule would: (1) update NSPS subpart OOOOa; (2) adopt a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS subpart OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. In November 2022, the EPA issued a supplemental proposal to update and expand on NSPS and Emissions Guidelines for methane emissions from new and existing oil and gas sources. In the 2022 Supplement, the EPA is proposing changes to OOOOb and OOOOc to make the proposed requirements more stringent and include sources not previously regulated under this source category. If finalized, these increasingly stringent requirements, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers. The Company had previously complied with these regulations during the Obama administration and does not expect the reinstatement to have a material effect on the Company or its operations.

In June 2016, the EPA also finalized a rule regarding alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities within one-quarter mile of one another to be deemed a major source on an aggregate basis, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. The EPA draft guidance issued in September 2018 clarified that this rule pertains to the oil and gas industry.

Other federal agencies have also taken steps to impose new or more stringent regulations on the oil and gas sector in order to further reduce methane emissions. For example, the BLM adopted new rules, effective January 17, 2017, to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. Certain provisions of the BLM rule went into effect in January 2017, while the effective date of others was delayed until 2019 pending reconsideration. In September 2018, BLM published a final rule that rescinded several requirements of the 2016 methane rules. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule. In December 2020, environmental groups appealed the October 2020 decision, and litigation is ongoing. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains possible. For example, the August 16, 2022 Inflation Reduction Act contains a suite of provisions addressing onshore and offshore oil and gas development under federal leases. Under the authority of the Inflation Reduction Act, on November 30, 2022, BLM proposed new regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and Indian leases. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain.

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

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative, and judicial developments are likely to occur. Such developments in greenhouse gas initiatives may affect us and other companies operating in the oil and gas industry. In addition to these developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against greenhouse gas emissions sources, which may increase our litigation risk for such claims. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States commits to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, we cannot predict the financial impact of related developments on us.

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

Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. In September 2015, a rule issued by the EPA and U.S. Army Corps of Engineers (“USACE”) to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. The EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR was viewed as narrowing the scope of WOTUS as compared to the 2015 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the NWPR. On January 18, 2023, the EPA and USACE jointly issued a final rule revising the definition of WOTUS that largely returns to the pre-2015 regulatory regime. The rule will become effective on March 20, 2023. Because the final rule expands federal jurisdiction as compared to the April 2020 final rule, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. Regulations promulgated pursuant to the Clean Water Act require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed by our permits and that continued compliance with such existing permit conditions will not have a material effect on our financial condition, results of operations, or cash flows.

We operate brine disposal wells that are regulated as Class II wells under the SDWA. The SDWA imposes requirements on owners and operators of Class II wells through the EPA’s Underground Injection Control program, including construction, operating, monitoring and testing, reporting, and closure requirements. Our brine disposal wells are also subject to comparable state laws and regulations, which in some cases are more stringent than requirements under the SDWA, such as the Ohio Department of Natural Resources (“ODNR”) rules that took effect October 1, 2012. These rules set more stringent standards for the permitting and operating of brine disposal wells, including extensive review of geologic data and use of state-of-the-art technology. The ODNR also imposes requirements on the transportation and disposal of brine. Compliance with current and future laws and regulations regarding our brine disposal wells may impose substantial costs and restrictions on our brine disposal operations, as well as adversely affect demand for our brine disposal services. State and federal regulatory agencies recently have focused on a possible connection between the operation of injection wells used for oil and gas waste waters and an observed increase in minor seismic activity and tremors. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of minor seismic events have reduced injection volumes or suspended operations, often voluntarily. Additionally, some state regulatory agencies have modified their regulations to account for induced seismicity. For example, TRRC rules allow the TRRC to modify, suspend, or terminate a permit based on a determination that the permitted activity is likely to be contributing to seismic activity. In the state of Ohio, the ODNR requires a seismic study prior to the authorization of any new disposal well. In addition, the ODNR has instituted a continuous monitoring network of seismographs and is able to curtail injected volumes regionally based upon seismic activity detected. The Oklahoma Corporation Commission (“OCC”) has also taken steps to focus on induced seismicity, including increasing the frequency of required recordkeeping for wells that dispose into certain formations and considering seismic information in permitting decisions. For instance, on August 3, 2015, the OCC adopted a plan calling for mandatory reductions in oil and gas wastewater disposal well volumes, the implementation of which has involved reductions of injection or shut-ins of disposal wells. The OCC also released well completion seismicity guidelines in December 2016 for operators in the STACK play that call for hydraulic fracturing operations to be suspended following earthquakes of certain magnitudes in the vicinity. Regulatory agencies are continuing to study possible linkage between injection activity and induced seismicity. To the extent these studies result in additional regulation of injection wells, such regulations could impose additional regulations, costs, and restrictions on our brine disposal operations. Such regulations could also affect our customers’ injection well operations and, therefore, impact our gathering business.

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

Human Capital

As of December 31, 2022, we (through our subsidiaries) employed 1,132 full-time employees. Of these employees, 268 were general and administrative, engineering, accounting, and commercial personnel, and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

One of our core values is a “focus on people.” We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We seek to provide a working environment that empowers our employees, allows them to execute at their highest potential, keeps them safe, and promotes their professional growth. We offer a competitive total rewards program to our employees. Our total rewards program is comprised of base salary, short-term incentives tied to our performance, comprehensive employee benefits that include medical and dental coverage, company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents. We also offer a 401(k) program, which includes fully-vested employer matched contributions. We believe that our values, rewarding work environment, and competitive pay help us retain our employees and minimize employee turnover in a very challenging personnel market. Our employees have an average tenure of eight years and voluntary turnover rates over the last three years have remained relatively flat, averaging approximately 10% per year.

The safety of our employees is a key management priority. We strive to promote a safety-centric culture, including linking a portion of short-term incentive compensation for our employees to our safety standards and performance. We also maintain strict safety protocols and require quarterly safety training for all field employees and annual safety training for corporate employees. During 2022, EnLink had its best safety year on record. We assess the effectiveness of our safety record by closely monitoring various measures, including our Total Recordable Incident Rate (“TRIR”), which is an industry standard measurement of safety. In 2022, we had a TRIR of 0.26, representing the lowest number of employee reportable incidents in our history. During 2022, our employees completed approximately 29,000 online and classroom courses comprising approximately 27,000 hours, of which over 11,000 were required safety training.

We also see value in having a diverse and inclusive environment. We have a Diversity, Equity, and Inclusion Action Team, which is responsible for helping us to promote and foster a welcoming, open, and diverse workplace, and whose members are drawn from throughout the company. As of December 31, 2022, women represented approximately 38% of the positions at our corporate offices in Dallas and Houston and held approximately 33% of all manager and above positions (excluding officers) in those offices. At the same date, minorities represented approximately 24% of the manager and above positions at our corporate offices in Dallas and Houston and held approximately 18% of all manager and above positions (excluding officers) company-wide. Additionally, women and minorities constituted approximately 42% of all officers company-wide. We also require annual anti-harassment and discrimination training for all employees, and, in 2022, all personnel managers completed an additional training in support of our diversity and inclusion efforts.

Sustainability

We strive for sustainable business practices, including safe, responsible and ethical operations, respect for the environment, a focus on customers, and support for our team of employees. We maximize safe operations of our assets by focusing on mitigating risk, routinely increasing knowledge and skills of our employees, improving our processes, and measuring our performance. We link a portion of short-term incentive compensation for our employees to our environmental safety standards and performance in order to promote a culture focused on safety and environmental responsibility. We also strive to operate our assets and construct new facilities to minimize our footprint and environmental impact, control pollution, and conserve resources. We focus on serving our customers safely and reliability and providing the highest level of service through innovation and continuous improvement processes in our business. We support our employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

We have a standing Sustainability Committee (“Sustainability Committee”) of the Board of Directors of the Managing Member (the “Board”), which assists the Board in its general oversight of our environmental, social, and governance initiatives, including our environmental, health and safety, and operational excellence initiatives, and also provides oversight with respect to identifying, evaluating, and monitoring of risks associated with such matters. We have also formed an executive sponsored, cross-functional committee, comprised of leaders from various departments of our company, to put into action our sustainable business practices. In addition, we publish an annual sustainability report, which provides both accountability to us regarding sustainable business practices as well as transparency to our stakeholders regarding our progress toward becoming a more sustainable company. Our most recent sustainability report can be found on our sustainability website (http://sustainability.enlink.com). Information included in our Sustainability Report or otherwise included on our website is not incorporated into this Annual Report on Form 10-K.

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

We also seek to minimize the CO2 emissions in our operations and we have entered into several carbon capture projects. In June 2022, we entered into an agreement with BKV to develop a CCS project in the Barnett Shale. Under this agreement, we will separate CO2 from lean gas in our North Texas gathering systems and from rich gas delivered to our natural gas processing plant in Bridgeport, Texas. The CO2 waste stream will then be captured, compressed, transported, and sequestered by BKV, beginning in late 2023. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Recent Developments” for additional information on our recent CCS-related activity.

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

Risk Factor Summary

The following is a summary of risk factors that could adversely impact our financial condition, results of operations, or cash flows:

Risks Inherent in an Investment in ENLC

•GIP owns approximately 46.2% of our outstanding common units as of February 8, 2023 and controls the Managing Member, and therefore, GIP could favor GIP’s own interests to the detriment of our unitholders in any conflict of interest; GIP also may compete with us.
•we are a “controlled company” under NYSE rules and rely on exemptions from certain listing requirements.
•our operating agreement replaces fiduciary duties otherwise owed to our unitholders with limited contractual standards and restricts remedies available to our unitholders for actions of the Managing Member;
•unitholders have limited voting rights and are not entitled to elect the Managing Member or its directors;
•GIP may sell common units, and a default under GIP’s credit facility could result in a change in control and a default under some of our debt agreements;
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
•our debt agreements and debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities;
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
•interest rate increases could raise our cost of borrowing and adversely impact the price of ENLC’s common units, our ability to issue equity or incur indebtedness, and our ability to make cash distributions;
•we may not realize our deferred tax assets;
•entity level corporate income taxes will reduce cash available for distributions to common unitholders; and
•changes in tax laws or policies may result in adjustments to the judgments and estimates we use in the determination of tax-related asset and liability amounts, as well as the probability of recognition of income, deductions and tax credits.

Business and Industry Risks

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
•sustained geopolitical conflicts, military action and civil unrest could result in disruptions to the global supply chain and uncertain economic conditions;
•increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices may impose additional costs on us or expose us to new or additional risks;
•vulnerability to weather-related risks, particularly for our South Louisiana and Texas Gulf Coast assets, could adversely impact our financial condition, results of operations, or cash flows;
•our dependency on certain of our large customers for a substantial portion of the natural gas that we gather, process, and transport could result in a decline in our operating results and cash available for distribution;
•future growth may be limited if we are unable to make acquisitions on economically acceptable terms and integrate assets into our asset base effectively;
•entering into new businesses in connection with our strategy to participate in the energy transition could limit our future growth if we are unable to execute on this strategy or operate these new lines of business effectively;
•the coronavirus (COVID-19) pandemic adversely affected us and in the future coronavirus variants and similar pandemics could adversely affect our business, financial condition, and results of operations;
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

Environmental, Legal Compliance, and Regulatory Risks

•increases in federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing could adversely impact our revenues and results of operation;
•climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for the natural gas and NGL services we provide;
•our ability to receive or renew required permits could impact our operations;
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

Risks Inherent in an Investment in ENLC

GIP owns approximately 46.2% of ENLC’s outstanding common units as of February 8, 2023 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including GIP, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

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

ENLC’s unitholders are unable to remove the Managing Member without its consent because the Managing Member and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding ENLC common units voting together as a single class is required to remove the Managing Member. As of February 8, 2023, the Managing Member and its affiliates owned approximately 46.2% of the outstanding ENLC common units.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with GIP’s purchase of equity interests in ENLK, ENLC, and the Managing Member from certain subsidiaries of Devon in 2018 (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. Moreover, any change of control of the Managing Member would permit the lenders under ENLC’s Revolving Credit Facility and AR Facility to declare all amounts thereunder immediately due and payable, and if any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders.

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

Our Managing Member may transfer its managing member interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our operating agreement does not restrict the ability of GIP to transfer all or a portion of the ownership interest in the Managing Member to a third party. If the managing member interest were transferred, the new owner of the Managing Member would then be in a position to replace the board of directors and officers of the Managing Member with its own choices and thereby exert significant control over the decisions made by such board of directors and officers. This effectively permits a “change of control” of the Managing Member without the vote or consent of the unitholders. On July 18, 2018, certain subsidiaries of Devon sold their equity interests in the Managing Member to affiliates of GIP without a vote or consent of the ENLC unitholders. For more information on this transaction, see “Item 8. Financial Statements and Supplementary Data—Note 1” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Commission on February 16, 2022, and available here.

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

Furthermore, the exchange of the Series B Preferred Units into common units, which the holders of the Series B Preferred Units may elect to cause at any time, may cause substantial dilution to the holders of the common units. As of February 8, 2023, on an as-exchanged basis, the Series B Preferred Units (and the corresponding voting power of the ENLC Class C Common Units) represented approximately 10.3% of the membership interests of ENLC.

GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units.

As of February 8, 2023, GIP held 217,611,656 ENLC common units. Additionally, we have agreed to provide GIP with certain registration rights with respect to the ENLC common units held by it. The sale of these units could have an adverse impact on the price of ENLC common units or on any trading market that may develop. On February 15, 2022, we and GIP entered into an agreement pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP is the average per unit price paid by us for the common units repurchased from public unitholders. The repurchase agreement was scheduled to terminate as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we renewed the repurchase agreement with GIP for 2023 on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. See “Item 8. Financial Statements and Supplementary Data—Note 5 and Note 10” for more information regarding repurchases of ENLC common units held by GIP.

Our Managing Member has a call right that may require unitholders to sell their ENLC common units at an undesirable time or price.

If at any time the Managing Member and its affiliates own more than 90% of ENLC’s common units, the Managing Member will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of ENLC common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of ENLC common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by the Managing Member or any of its affiliates for ENLC common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their ENLC common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our Managing Member is not obligated to obtain a fairness opinion regarding the value of ENLC common units to be repurchased by it upon exercise of the call right. There is no restriction in our operating agreement that prevents the Managing Member from issuing additional ENLC common units and exercising its call right. If the Managing Member exercised its call right, the effect would be to take us private. As of February 8, 2023, GIP owned an aggregate of approximately 46.2% of outstanding ENLC common units.

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

As of February 8, 2023, approximately 53.8% of ENLC common units were held by public unitholders. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of ENLC common units, and limit the number of investors who are able to buy ENLC common units. The market price of ENLC common units may be influenced by many factors, some of which are beyond our control, including:

•the quarterly distributions paid by us with respect to ENLC common units;
•our quarterly or annual earnings, or those of other companies in our industry;
•the loss of a key customer;
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

Currently, our only cash-generating asset is our partnership interest in ENLK. Our cash flow is therefore completely dependent upon the ability of ENLK to generate cash or our ability to borrow under the Revolving Credit Facility and the AR Facility.

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
•the cost of operational expenditures ENLK makes;
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

The terms of the Revolving Credit Facility, the AR Facility, and indentures governing our senior notes and ENLK’s senior notes may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Revolving Credit Facility, the AR Facility, and the indentures governing our senior notes and ENLK’s senior notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

•incur subsidiary indebtedness;
•engage in transactions with our affiliates;
•consolidate, merge, or sell substantially all of our assets;
•incur liens;
•enter into sale and lease back transactions; and
•change business activities we conduct.

In addition, the Revolving Credit Facility and the AR Facility require ENLC’s consolidated net leverage ratio not to exceed a specified limit. The AR Facility also contains events of default relating to a borrowing base deficiency and events negatively affecting the overall credit quality of the receivables securing the AR Facility. Our ability to meet those financial ratios and receivables-related tests can be affected by events beyond our control, including prevailing economic, financial, and industry conditions, and we cannot assure you that we will meet those ratios and receivables-related tests, particularly if market or other economic conditions deteriorate.

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

We cannot guarantee that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. As of February 8, 2023, Fitch Ratings, S&P, and Moody’s have assigned a BBB-, BB+, and Ba1 credit rating, respectively, to ENLK and ENLC. Any downgrade could also lead to higher borrowing costs for future borrowings and could require:

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

Risks of nonpayment and nonperformance by our customers are a major concern in our business. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. Any increase in the nonpayment and nonperformance by our customers could adversely affect our results of operations and reduce our ability to make distributions to our unitholders. If commodity prices were to decline, as they have in regular cycles in the past, a reduction in cash flow from lower commodity prices, a reduction in borrowing bases under reserve-based credit facilities, and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ liquidity and ability to make payment or perform on their obligations to us. Furthermore, some of our customers may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us.

Increases in interest rates would raise ENLC’s cost of borrowing and could adversely impact the price of ENLC’s common units, ENLC’s or ENLK’s ability to issue equity or incur debt for acquisitions or other purposes, and ENLC’s or ENLK’s ability to make cash distributions.

Interest rates rose significantly during 2022 as the Federal Reserve sought to control inflation, and interest rates are likely to rise higher during 2023. Our Revolving Credit Facility and our AR Facility have floating rates tied to SOFR or other interest rate benchmarks that generally rise alongside the increase in the federal funds rate. As a result, interest costs on our existing floating rate debt rose during 2022 and will likely rise during 2023 if interest rates continue to rise. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, ENLC’s unit price is impacted by ENLC’s level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in ENLC’s units, and a rising interest rate environment could have an adverse impact on the price of ENLC’s common units, ENLC’s ability to issue equity or incur debt for acquisitions or other purposes and ENLC’s or ENLK’s ability to make cash distributions at our intended levels or at all. As of December 15, 2022, distributions on ENLK’s Series C Preferred Units are based on a floating rate tied to LIBOR rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates. When LIBOR is no longer available, the terms of ENLK’s Series C Preferred Units provide for a method of determining applicable interest rate based on quotations from banks in the London interbank market for U.S. deposits for three months; however, there can be no assurance that ENLK will be able to arrange for such quotations or that, in the absence of such quotations, the calculation agent for ENLK’s Series C Preferred Units will be willing to determine the applicable interest rate.

We may not realize our deferred tax assets.

As of December 31, 2022, we had deferred tax assets (primarily consisting of federal and state net operating loss carryovers) of $714.1 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income to utilize our net operating loss carryovers before they expire.

Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of December 31, 2022, we have not experienced an ownership change. Therefore, our utilization of net operating loss carryforwards was not subject to an annual limitation. However, if we were to experience ownership changes in the future as a result of subsequent shifts in our common unit ownership, our ability to use our pre-change net operating loss carryforwards to offset future taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In any case, our net operating loss and tax credit carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where these tax attributes are incurred.

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

Changes in tax laws or policies, including but not limited to changes in corporate income tax rates, as well as judgments and estimates used in the determination of tax-related asset and liability amounts, could materially adversely affect our business, financial condition, results of operations and prospects.

Our provision for income taxes and reporting of tax-related assets and liabilities requires significant judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in corporate income tax rates and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

On August 16, 2022, H.R. 5376, commonly known as the Inflation Reduction Act of 2022 or IRA, was enacted. The IRA contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain taxpayers with average annual book income of $1 billion or more, (ii) a 1% excise tax on corporate stock repurchases and (ii) expanded business tax credits and incentives for the development of clean energy and carbon capture projects and the production of clean energy. We do not expect that the IRA will have a material impact on our consolidated financial statements or financial condition

Business and Industry Risks

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

Fluctuations in energy prices can greatly affect production rates and investments by third parties in the development of new crude oil, condensate, and natural gas reserves. As recently as 2020, during the COVID-19 pandemic, commodity prices fell, which led to lower drilling activity, and resulted in lower volumes in the basins in which we operate. Although crude oil and natural gas prices and production activities have recovered to pre-pandemic levels, global capital investments by oil and natural gas producers remain at relatively low levels compared to historical levels, and producers remain cautious. Tax policy changes or additional regulatory restrictions on development could also have a negative impact on drilling activity, reducing supplies of product available to our systems and assets. Additional governmental regulation of, or delays in issuance of permits for, exploration and production industry may negatively impact current and future drilling activity. In addition, real or perceived differences in economic returns from various producing basins could influence producers to direct their future drilling activity away from basins in which we currently operate. We have no control over producers and depend on them to maintain sufficient levels of drilling activity. A continued decrease in the level of drilling activity or a material decrease in production in our principal geographic areas for a prolonged period, as a result of unfavorable commodity prices or otherwise, likely would have a material adverse effect on our financial condition, results of operations, and cash flows.

Our profitability is dependent upon prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control and have been volatile. A depressed commodity price environment could result in financial losses and reduce our cash available for distribution.

We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the gas processing and NGL fractionation components of our business. For the year ended December 31, 2022, approximately 9% of our total adjusted gross margin was generated under percent of liquids contracts and percent of proceeds contracts, with most of these contracts relating to our processing plants in the Permian Basin. Under percent of liquids contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under percent of liquids contracts are directly impacted by the market price of NGLs. Adjusted gross margin under percent of proceeds contracts is impacted only by the value of the natural gas or liquids produced with margins higher during periods of higher natural gas and liquids prices.

We also realize adjusted gross margins under processing margin contracts. For the year ended December 31, 2022, less than 1% of our total adjusted gross margin was generated under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

We are also indirectly exposed to commodity prices due to the negative impacts of low commodity prices on production and the development of production of crude oil, condensate, natural gas, and NGLs connected to or near our assets and on the levels of volumes we transport between certain market centers.

Although the majority of our NGL fractionation business is under fee-based arrangements, a portion of our business is exposed to commodity price risk because we realize a margin due to product upgrades associated with our Louisiana fractionation business. For the year ended December 31, 2022, adjusted gross margin realized associated with product upgrades represented less than 2% of our adjusted gross margin.

Commodity prices were volatile during 2022. In the first half of the year, crude oil prices increased 41%, weighted average NGL prices increased 18%, and natural gas prices increased 45%. In the second half of the year, crude oil prices decreased 24%, weighted average NGL prices decreased 38%, and natural gas prices decreased 17%. We expect continued volatility in these commodity prices. The table below shows the range of closing prices for crude oil, NGL, and natural gas during 2022.

Commodity	Closing Price	Date
Crude oil (high) (1)	$123.70	March 8, 2022
Crude oil (low) (1)	$71.02	December 9, 2022
Crude oil (average) (1)(4)	$94.33	—
NGL (high) (2)	$1.12	March 8, 2022
NGL (low) (2)	$0.54	December 8, 2022
NGL (average) (2)(4)	$0.83	—
Natural gas (high) (3)	$9.68	August 22, 2022
Natural gas (low) (3)	$3.72	January 4, 2022
Natural gas (average) (3)(4)	$6.54	—
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
•the continued threat of terrorism and the actual or potential disruptions to supply chains from geopolitical conflicts, military action and civil unrest;
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

Sustained geopolitical conflicts, military action and civil unrest could result in disruptions to the global supply chain and uncertain economic conditions, which could materially adversely affect our financial condition, results of operations, or cash flows, as well as heighten a number of the risk factors discussed in this report.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions between Ukraine and Russia, which has devolved into military conflict. In addition, the United States, Canada, the European Union, and other countries have levied economic sanctions and other penalties on Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, such as, the agreement by the United States and the European Union to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Although the length and full impact of the ongoing conflict remains uncertain, the events in Ukraine have resulted in widespread market disruptions, including significant volatility in commodity prices, credit, and capital markets. The broader consequences of the conflict, which may include further sanctions, embargoes, regional instability, geopolitical shifts, transportation bans on certain shipping routes and potential retaliatory action by the Russian government against the United States and its allies, including on critical energy infrastructure, could adversely affect global economic conditions and financial markets. This may lead to economic instability, sustained inflation and changes in liquidity and credit availability. Any of the factors described above could materially and adversely affect our business, financial condition, results of operations, or cash flows. Furthermore, a protracted geopolitical conflict could heighten the frequency and severity of certain of the risks discussed in this section, and significantly impact our operations. For example, some companies have reported an increase in cybersecurity threats attributable to state actors and individuals sympathetic to the warring parties, some of which are directed at energy enterprises and their respective third party vendors.

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

We could also face pressures from stakeholders, who are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability. These stakeholders could require us to implement ESG procedures or standards in order to remain invested in us or before they could make further investments in us. Additionally, we could face reputational challenges in the event our ESG procedures or standards do not meet the standards set by certain constituencies. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ESG ratings may lead to increased negative investor sentiment toward us or our customers and to the diversion of investment to other industries which could have a negative impact on our unit price and/or our access to and costs of capital. We have adopted certain practices as highlighted in our annual sustainability report, including a focus on environmental stewardship by operating our assets and constructing new facilities in order to minimize our footprint and environmental impact, control pollution, and conserve resources. It is possible, however, that our stakeholders might not be satisfied with our sustainability efforts or the speed of their adoption. If we do not meet stakeholder expectations, our business, ability to access capital, and/or our common unit price could be harmed.

Additionally, adverse effects upon the oil and gas industry related to global, national, and various state social and political environments, including uncertainty or instability resulting from climate change, changes in political leadership and environmental policies, changes in geopolitical-social views toward fossil fuels and renewable energy, concern about the environmental impact of climate change and investors’ expectations regarding ESG matters, may also adversely affect demand for our services. Any long-term material adverse effect on the oil and gas industry could have a significant financial and operational adverse impact on our business.

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

During 2020 and 2021, our Louisiana operations were affected by hurricanes, resulting in a temporary loss of some processing volumes or a temporary shut-down of some of our operations and those of our downstream customers. The location of significant assets and concentration of activity in active hurricane regions make us particularly vulnerable to weather events in these areas.

In addition, our assets are vulnerable to winter storms and extreme cold weather. For example, in February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). Winter Storm Uri adversely affected our facilities and activities across our footprint, as it did for producers and other midstream companies located in these areas. The severe cold temperatures caused production freeze-offs and also led some producers to proactively shut-in their wells to preserve well integrity. As a result, our gathering and processing volumes were significantly reduced during this period, with peak volume declines ranging between 44% and 92%, depending on the region. In December 2022, we again experienced a severe winter storm (“Winter Storm

Elliot”). Although not as severe or as long lasting as Winter Storm Uri, Winter Storm Elliot affected our operations in the Permian and Oklahoma segments during the last two weeks of December.

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

In addition, we rely on the volumes of natural gas, crude oil, condensate, and NGLs gathered, processed, fractionated, and transported on our assets. These volumes are influenced by the production from the regions that supply our systems. Adverse weather conditions and persistent electrical blackouts can cause direct or indirect disruptions to the operations of, and otherwise negatively affect, producers, suppliers, customers, and other third parties to which our assets are connected, even if our assets are not damaged. As a result, our financial condition, results of operations, and cash flows could be adversely affected. Also, disruptions in our operations, which affect our customers and other third parties, have generated, and could in the future generate, commercial and legal disputes with these parties that could cause us to pay damages or make business concessions to these parties, and these damages or business concessions might be costly to the Company and adversely affect our financial condition, results of operation, and cash flows. For example, as a result of Winter Storm Uri in February 2021, we encountered customer billing disputes related to the delivery of gas during the storm, including one that resulted in litigation given our declaration of force majeure. See “Item 8. Financial Statements and Supplementary Data—Note 15” for more information on litigation proceedings and contingencies.

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

We are dependent on certain large customers for a substantial portion of our natural gas supply. For the year ended December 31, 2022, Dow Hydrocarbons and Resources LLC, Marathon Petroleum Corporation, and Devon represented 14.2%, 14.7%, and 6.4%, respectively, of our consolidated revenues and each also represented a similar percentage of our adjusted gross margin. We expect to derive a significant portion of our revenues from these customers for the foreseeable future. As a result, any development, whether in our area of operations or otherwise, that adversely affects their production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues and cash available for distribution.

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

We intend to enter into new businesses, such as CCS, in connection with our strategy to participate in the energy transition. If we are unable to execute on this strategy or operate these new lines of business effectively, our future growth could be limited. These new lines of business may never develop or may present risks that we cannot effectively manage.

As part of our strategy, we are building a carbon transportation business to support CCS activities, and we may enter into other new lines of business as part of adapting to the energy transition. The CCS business and other new lines of business we may engage in are new businesses that have no track record and which, while similar to our existing businesses, may present different challenges and risks. We may be unable to execute on our business plans, demand for these new services may not develop on a large or economic scale, or we may fail to operate these businesses effectively. In addition, we may not be able to compete with companies who also plan to enter into these new lines of business, and who may be larger than us and may have greater financial resources to devote to these businesses. These new businesses may also present novel issues in law, taxation, safety or environmental policy, and other areas that we may not be able to manage effectively. Management’s assessment of the risks in these new lines of business may be inexact and not identify or resolve all the problems that we could face. If we were not able to manage our new CCS business or any of the other new lines of business effectively or at all, it could limit our future growth as lines of business connected to the energy transition grow and become a more important part of the energy business.

The coronavirus (COVID-19) pandemic adversely affected us and a reoccurrence of the pandemic or similar outbreaks could in the future adversely affect our business, financial condition, and results of operations.

On March 11, 2020, the World Health Organization declared the coronavirus (COVID-19) outbreak a pandemic and recommended containment and mitigation measures worldwide. The pandemic and related travel and operational restrictions, as well as business closures and curtailed consumer activity, resulted in a reduction in global demand for energy, volatility in the market prices for crude oil, condensate, natural gas, and NGLs, and a significant reduction in the market price of crude oil and a related curtailment of drilling and production activity, including by some of our customers, during the first and second quarter of 2020. As a result of these decreases in producer activity, we experienced reduced volumes gathered, processed, fractionated, and transported on our assets in some of the regions that supply our systems during this same period, although commodity prices and our volumes have now returned to pre-pandemic levels.

Since the outbreak began, we have prioritized the health and safety of our employees and those of our customers and other business counterparties. We also continue to promote heightened awareness, vigilance, and hygiene, and we continue to evaluate and adjust our preventative measures, response plans and business practices with the evolving impacts of COVID-19 and its variants. To date we have not experienced any significant COVID-19 related operational disruptions. However, the quarantine of personnel or the inability to access our facilities or customer sites could adversely affect our operations. If a large proportion of our employees in critical positions were to contract COVID-19 at the same time, we would rely upon our business continuity plans in an effort to continue operations at our systems, pipelines, and facilities, but there is no certainty that such measures will be sufficient to mitigate the adverse impact to our operations that could result from shortages of highly skilled employees.

There remains considerable uncertainty regarding how long the COVID-19 pandemic (including variants of the virus, as well as any other variants) will persist and affect economic conditions and the extent and duration of changes in consumer behavior as well as whether governmental and other measures implemented to try to slow the spread of the virus and its variants will be reimposed. During 2020 and 2021, various government and health agencies enacted large-scale travel bans and restrictions, border closures, quarantines, shelter-in-place orders, and business and government shutdowns. As a result, there is significant uncertainty as to whether COVID-19 will cause additional market dislocations or how significantly and how long any such market disruptions may affect us. We expect to see continued volatility in crude oil, condensate, natural gas, and NGL prices for the foreseeable future, which may, over the long term, adversely impact our business. A sustained significant decline in oil and natural gas exploration and production activities and related reduced demand for our services by our customers, whether due to decreases in consumer demand or reduction in the prices for oil, condensate natural gas and NGLs or otherwise, would have a material adverse effect on our business, liquidity, financial condition, results of operations, and cash flows.

These uncertain economic conditions may also result in the inability of our customers and other counterparties to make payments to us, on a timely basis or at all, which could adversely affect our business, liquidity, financial condition, results of operations, and cash flows. A substantial deterioration in our business and/or a prolonged period of market dislocation could also affect our compliance with the maximum consolidated net leverage ratio in our Revolving Credit Facility and AR Facility, particularly the consolidated leverage ratio covenant. If we were unable to continue to meet such financial covenant, we would not be able to borrow funds under our Revolving Credit Facility and the AR Facility.

We cannot predict the full impact that the COVID-19 pandemic or the impact of variants of the virus or future unrelated outbreaks and the related volatility in oil and natural gas markets could have on our business, liquidity, financial condition, results of operations, and cash flows. Furthermore, the COVID-19 pandemic (including federal, state and local governmental responses, broad economic impacts and market disruptions) or future outbreaks could heighten a number of the risks discussed in the risk factors described in this report. The ultimate impacts will depend on future developments, including, among others, the ultimate duration and persistence of this or foreseeable pandemics, the impact of variants of the virus, the efficacy of vaccines, the emergence of new variants of the virus against which vaccines are less effective, the effect of the pandemic on economic, social and other aspects of everyday life, the consequences of governmental and other measures designed to prevent the spread of the virus, actions taken by members of OPEC+ and other foreign, oil-exporting countries, actions taken by governmental authorities, customers, suppliers, and other third parties, and the timing and extent to which normal economic, social and operating conditions resume or are sustained.

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

Our gathering, processing, and transportation assets connect to other pipelines and facilities, including storage facilities, refineries, and export facilities, owned and operated by unaffiliated third parties. The continuing operation of, and our continuing access to, such third-party pipelines, processing, storage, and export facilities, and other midstream facilities is not within our control. These pipelines, plants, and other midstream facilities may become unavailable because of testing, turnarounds, repair, maintenance, reduced operating pressure, lack of operating capacity, regulatory requirements, and curtailments of receipt or deliveries due to insufficient capacity or because of damage from severe weather conditions, unplanned incidents, or other operational issues. Further, these pipelines and facilities connected to our assets impose product quality specifications. We may be unable to access such facilities or transport product along interconnected pipelines if the volumes we gather or transport do not meet their product quality requirements. In addition, if our costs to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If any such increase in costs occurs, if any of these pipelines or other midstream facilities become unable to receive, transport, or process product, or if the volumes we gather or transport do not meet the product quality requirements of such pipelines or facilities, it will adversely affect our financial condition, results of operations, or cash flows.

Our success depends on key members of our management, the loss or replacement of whom could disrupt our business operations.

We depend on the continued employment and performance of our officers and key operational personnel. If any of these officers or other key personnel resign or become unable to continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. We do not maintain any “key man” life insurance for any officers.

Failure to attract and retain an appropriately qualified workforce could reduce labor productivity and increase labor costs, which could have a material adverse effect on our business and results of operations.

Gathering and compression services require laborers skilled in multiple disciplines, such as equipment operators, mechanics, and engineers, among others, as well as skilled workers in back-office disciplines, such as accounting and internal audit. Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor, or the unavailability of contract resources, may lead to operating challenges such as a lack of resources, loss of knowledge, or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. In addition, it has been widely reported in the press and elsewhere that businesses have faced a more challenging hiring environment in recent years and have had to pay higher wages to attract skilled labor. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.

Our operations expose us to fluctuations in commodity prices, and the Revolving Credit Facility and the AR Facility expose us to fluctuations in interest rates. We may use over-the-counter price and basis swaps with other natural gas merchants and financial institutions to manage this risk, which is intended to reduce our exposure to volatility in commodity prices. As of December 31, 2022, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices.

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

We are increasingly reliant on technology to conduct our business. Our business is dependent upon our operational and financial computer systems and those of our third-party providers with whom we are connected to process the data necessary to conduct almost all aspects of our business, including operating our pipelines, plants, truck fleet, and other facilities, recording and reporting commercial and financial transactions, and receiving and making payments. Dependence on automated systems may increase the risks related to operational systems failures and breaches of critical operational or financial controls, and tampering or deliberate manipulation of such systems may result in losses that are difficult to detect. In addition, any failure of our or our third-party providers’ computer systems, or those of our customers, suppliers, or others with whom we do business, could materially disrupt our ability to operate our business. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted cyberattacks to disable or disrupt computer systems, disrupt operations, and steal funds or data including through phishing schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

Cyberattacks could also result in the loss of confidential or proprietary data or security breaches of other information technology and pipeline systems that could damage our reputation and disrupt our operations and critical business functions. Since the COVID-19 pandemic, we have instituted a part-time work from home policy, so many of our employees and those of our service providers, vendors and customers have been and continue to access computer systems remotely where their cybersecurity protections may be less robust and our cybersecurity procedures and safeguards may be less effective. Our assets may also be targets of vandalism, theft, destructive forms of protests and opposition by extremists, including acts of sabotage and terrorism, that could disrupt our ability to conduct our business and may have a material adverse effect on our business and results of operations. Furthermore the U.S. government has continued to issue public warnings that the nation’s strategic infrastructure, such as energy-related assets, may be at greater risk of future terrorist or cyberattacks than other targets in the United States. Any such terrorist or cyberattack that affects us or our customers, suppliers, or others with whom we do business, or that severely disrupts the markets we serve, could have a material adverse effect on our business, cause us to incur a material financial loss, subject us to possible legal claims under federal or state laws and liability, and/or damage our reputation. Our insurance may not protect us against losses relating to such occurrences.

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

A portion of our suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. The EPA and the BLM as well as other federal agencies have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the adoption of the Paris Agreement. The Paris Agreement became effective November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. At the federal regulatory level, both the EPA and the BLM have adopted regulations for the control of methane emissions, which also include leak detection and repair requirements, from the oil and gas industry. Additionally, President Biden has issued an executive order seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind prior agency actions that are identified as conflicting with the Biden Administration’s climate policies.

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. President Biden declared that he would support federal government efforts to limit or prohibit hydraulic fracturing and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. In addition, as discussed under “Item 1. Business—Regulation,” on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands, including offshore pipeline leases, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a federal judge issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the judge’s ruling but resumed oil and gas leasing pending resolution of the appeal. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

In addition, many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Certain municipalities have also proposed or enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect demand for the natural gas and NGL services we provide.

In addition to the regulatory efforts described above, there have also been efforts in recent years aimed at the investment community, including investment advisors, sovereign wealth funds, public pension funds, universities, and other groups, promoting the divestment of fossil fuel equities as well as pressuring lenders and other financial services companies and their regulators, such as the Federal Reserve, to limit or curtail activities with fossil fuel companies. These efforts could have a material adverse effect on the price of our securities and our ability to access equity capital markets. Members of the investment community have begun to screen companies such as ours for sustainability performance, including practices related to GHGs and climate change, before investing in our securities. In addition, discussions of GHG emissions and their possible impacts have become more widespread generally in society and public sentiment regarding these topics may become more challenging for fossil fuel companies. As a result, we could experience additional costs or financial penalties, delayed or cancelled projects, and/or reduced production and reduced demand for hydrocarbons, which could have a material adverse effect on our earnings, cash flows, and financial condition. Furthermore, recent judicial decisions have allowed certain tort claims brought by government and private plaintiffs alleging property damages due to climate change to proceed against GHG emissions sources, which may increase our litigation risk for such claims. Increasing scrutiny and changing expectations from stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks. We may be unable to include some or all of such increased costs in the rates charged to our customers and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations.

Although it is not possible at this time to predict whether future legislation or new regulations may be adopted to address GHG emissions, including to impose taxes or purchase allowances, or how such measures would impact our business, the adoption of legislation or regulations imposing reporting or permitting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur additional costs to reduce emissions of GHGs associated with our operations, could adversely affect our performance of operations in the absence of any permits that may be required to regulate emission of GHGs, or could adversely affect demand for the natural gas or crude oil we gather, process, or otherwise handle in connection with our services. Moreover, many scientists have concluded that increasing concentrations of GHGs may produce climate changes associated with an increase in severity and frequency of extreme weather conditions which may affect our operations. See “—Our business is subject to a number of weather-related risks. These weather conditions can cause significant damage and disruption to our operations and adversely impact our financial condition, results of operations, or cash flows” for more information regarding risks from extreme weather conditions.

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

Our interstate liquids transportation pipelines are subject to regulation by FERC under the ICA, the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. If, upon completion of an investigation, FERC finds that new or changed rates are unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rates during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively if it determines that the rates are unjust and unreasonable or unduly discriminatory or preferential. Under certain circumstances, FERC could limit our recovery of costs or could require us to reduce our rates and the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. In particular, FERC’s current income tax allowance policy could affect our rates going forward, although we do not currently expect to experience any impact to financial results as a result of this policy. In addition, our rates going forward could be affected by proposed changes to FERC’s annual indexing methodology, currently pending on appeal before the United States Court of Appeals for the District of Columbia Circuit. All of these FERC policies and potential changes could have a material impact on our business and, if accepted, could decrease our rates and adversely affect our business.

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

The pipelines we own and operate are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect HCAs. In October 2019, PHMSA issued three new final rules. One rule, effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, which went into effect in July 2020, impose several new requirements on operators of onshore gas transmission systems and hazardous liquids pipelines. The rule concerning gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in MCAs. It also includes requirements to reconfirm MAOP, report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. At this time, we cannot predict the cost of such requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies, such as the TRRC, could result in substantial expenditures for testing, repairs, and replacement. For example, TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately $2.1 million, $3.2 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. If our pipelines fail to meet the safety standards mandated by the TRRC or PHMSA regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced operating pressure, the cost of which actions cannot be estimated at this time.

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

We are subject to stringent and complex regulation under the federal Clean Air Act, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations. For instance, the EPA finalized new rules, effective August 2, 2016, to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. In June 2020, President Biden signed a joint congressional resolution rescinding the 2020 Policy Rule, and in November 2021, the EPA proposed a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The proposed rule would: (1) update NSPS subpart OOOOa; (2) adopt a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after the date the proposed rule is published in the Federal Register; and (3) adopt a new NSPS subpart OOOOc to establish emissions guidelines, which will inform state plans to establish standards for existing sources. In November 2022, the EPA issued a supplemental proposal to update and expand on NSPS and Emissions Guidelines for methane emissions from new and existing oil and gas sources. In the 2022 Supplement, the EPA is proposing changes to OOOOb and OOOOc to make the proposed requirements more stringent and include sources not previously regulated under this source category. The EPA also finalized a rule regarding the alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities, on an aggregate basis, to be deemed a major source if within one quarter-mile of one another, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry.

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

Item 3. Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, at any given time we may be a defendant in various legal proceedings and litigation arising in the ordinary course of business, including litigation on disputes related to contracts, property rights, property use or damage, and personal injury. We may continue to see claims brought by landowners, such as nuisance claims and other claims based on property rights. We may also be involved in lawsuits with landowners in which a court determines the value to be paid for a pipeline easement or other property right as a result of our exercise of eminent domain or common carrier rights. Except as otherwise set forth herein, under “Item 8. Financial Statements and Supplementary Data—Note 15” we do not believe that any pending or threatened claim or dispute is material to our financial condition, results of operations, or cash flows. We maintain insurance policies with insurers in amounts and with coverage and deductibles that our Managing Member believes are reasonable and prudent. However, we cannot assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

See “Item 8. Financial Statements and Supplementary Data—Note 15” for more information on litigation proceedings and contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “ENLC.” On January 31, 2023, there were 34,572 record holders and beneficial owners (held in street name) of ENLC common units. For equity compensation plan information, see the discussion under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”

Unless restricted by the terms of the Revolving Credit Facility, we intend to pay distributions to our unitholders on a quarterly basis from our available cash less reserves for expenses, future distributions, and other uses of cash, including:

•provisions for the proper conduct of our business;
•paying federal income taxes, which we are required to pay because we are taxed as a corporation; and
•maintaining cash reserves the board of directors of the Managing Member believes are prudent to maintain.

Purchases of Equity Securities

During the three months ended December 31, 2022, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of restricted incentive units and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
October 1, 2022 to October 31, 2022	4,700,457	$9.59	4,698,127	$41.8
November 1, 2022 to November 30, 2022	577,511	$12.14	577,511	$34.8
December 1, 2022 to December 31, 2022	1,109,128	$12.01	825,976	$25.0
Total	6,387,096	$10.24	6,101,614
____________________________
(1)The total number of units purchased shown in the table includes 285,482 ENLC common units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)During 2022, the Board authorized a common unit repurchase program of up to $200.0 million, including repurchases of common units held by GIP. In December 2022, the Board reauthorized our common unit repurchase program for 2023 and set the amount available for repurchases of outstanding common units during 2023 at up to $200.0 million. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time. For more information regarding common units repurchased from public unitholders and our repurchase of common units held by GIP, see “Item 8. Financial Statements and Supplementary Data—Note 10.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Item 1—Business. Discussions of the year ended December 31, 2020 and year-to-year comparisons of the year ended December 31, 2021 and the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of ENLC’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of December 31, 2022, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the nature of activity and geography. We have five reportable segments:

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

•Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities, and our crude oil operations in Cana-Woodford, Arkoma-Woodford, northern Oklahoma Woodford, STACK, and adjacent areas;

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, fractionation, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, GCF in South Texas, and the Matterhorn JV in West Texas, as well as our corporate assets and expenses.

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 90% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the year ended December 31, 2022.

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

The following customers individually represented greater than 10% of our consolidated revenues during the years ended December 31, 2022 and 2021. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2022	2021
Dow Hydrocarbons and Resources LLC	14.2%	14.5%
Marathon Petroleum Corporation	14.7%	13.4%

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

CCS Business

We are building a carbon transportation business in support of CCS activity along the Mississippi River corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, our operating expertise and our customer relationships, provide us with an advantage in building a carbon transportation business and becoming the transporter of choice in the region.

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

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. Commodity markets have now recovered from the reduction in global demand and low market prices experienced in 2020 due to the COVID-19 pandemic. However, oil and natural gas prices continue to remain volatile. Oil and natural gas prices rose during 2021 and rose especially rapidly in the first half of 2022 due to various factors, including a rebound in demand from economic activity after COVID-19 shutdowns, supply issues, and geopolitical events, including Russia’s invasion of Ukraine. Since that time, both oil and especially natural gas prices have moderated from their peaks during 2022, with natural gas prices falling significantly since the beginning of 2023.

Capital markets and the demands of public investors also affect producer behavior, production levels, and our business. Over the last several years, public investors have exerted pressure on oil and natural gas producers to increase capital discipline and focus on higher investment returns even if it means lower growth. In addition, the ability of companies in the oil and gas industry to access the capital markets on favorable terms has been negatively impacted during this same period. This demand by investors for increased capital discipline from energy companies, as well as the difficulties in accessing capital markets, led to more modest capital investment by producers, curtailed drilling and production activity, and, accordingly, slower growth for us and other midstream companies during the past few years. This trend was amplified in 2020 by the COVID-19 pandemic, which reduced demand for commodities. However, in response to the rise of oil and natural gas prices during 2021 and 2022, capital investments by United States oil and natural gas producers have risen, although global capital investments by oil and natural gas producers remain below historical levels and producers continue to remain cautious.

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. We continue to experience a robust increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity. As a result of this concentration of drilling activity in the Permian Basin, other basins, including those in which we operate in Oklahoma and North Texas, experienced reduced investment and declines in volumes produced. However, the rise in commodity prices during 2022 has led to renewed producer interest in Oklahoma and North Texas and we expect activity to increase in Oklahoma and to remain steady in North Texas during 2023.

Our Louisiana segment, while subject to commodity price trends, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong throughout 2021 and 2022, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”) into law. We believe the enhancements to the 45Q carbon sequestration tax credits provided by the IRA may help expand and support the development of our CCS business, while the other provisions are not expected to have a material impact to our business, financial condition, results of operations, or cash flows.

Any regulatory changes could adversely affect our business, financial condition, results of operations or cash flows, including our ability to make cash distributions to our unitholders. For more information, see our risk factors under Item 1A—Risk Factors—“Environmental, Legal Compliance, and Regulatory Risk.”

Other Recent Developments

Acquisitions

Central Oklahoma Acquisition. On December 19, 2022, we completed the Central Oklahoma Acquisition. These assets include approximately 900 miles of lean and rich gas gathering pipeline and two processing plants with 280 MMcf/d of total processing capacity.

Barnett Shale Acquisition. On July 1, 2022, we completed the Barnett Shale Acquisition for a cash purchase price of $275.0 million plus working capital of $14.5 million. These assets include approximately 400 miles of lean and rich gas gathering pipeline and three processing plants with 425 MMcf/d of total processing capacity.

See “Item 8. Financial Statements and Supplementary Data—Note 3” for more information regarding our acquisitions.

Organic Growth, CCS Business, and Joint Venture Agreement

Tiger II Processing Plant. In early 2023, we plan to move equipment and facilities associated with the Cowtown processing plant to the Delaware JV in the Permian segment. This processing plant is currently not operational and the relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 150 MMcf/d. We expect to complete the relocation in the second quarter of 2024.

GCF Operations. In January of 2023, we began the process to restart the GCF assets and expect operations to begin in 2024. We will make capital contributions during 2023 associated with the restart of these assets.

Phantom Processing Plant. In November 2021, we began moving equipment and facilities associated with the Thunderbird processing plant in Central Oklahoma to the Midland Basin. The move has been completed, which increased our Permian Basin processing capacity by 235 MMcf/d. The Phantom processing plant began operations in October 2022.

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

Debt

Senior Unsecured Notes Issuance and Repurchases. On August 31, 2022, ENLC completed the sale of $700.0 million in aggregate principal amount of ENLC’s 6.50% senior unsecured notes due September 1, 2030 (the “2030 Notes”). We used the net proceeds from the sale to settle ENLK’s debt tender offer to repurchase $700.0 million in aggregate principal amount of its senior unsecured notes, consisting ENLK’s 4.40% senior unsecured notes due 2024 (the “2024 Notes”) and ENLK’s 4.15% senior unsecured notes due 2025 (the “2025 Notes”). Additionally, during the year ended December 31, 2022, and prior to the debt tender offer, we repurchased $23.1 million of the outstanding 2024 Notes and 2025 Notes in open market transactions.

Amended AR Facility Agreement. On August 1, 2022, the SPV amended certain terms of the AR Facility to, among other things, increase the commitments thereunder from $350.0 million to $500.0 million and extend the scheduled termination date from September 24, 2024 to August 1, 2025.

Amended and Restated Revolving Credit Agreement. On June 3, 2022, we amended and restated our prior revolving credit facility by entering into the Revolving Credit Facility, which, among other things, decreased the lenders’ commitments from $1.75 billion to $1.40 billion and extended the maturity date from January 25, 2024 to June 3, 2027.

See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the issuance of new senior unsecured notes by us, repurchases of ENLK’s senior unsecured notes, the amendment of the AR Facility, and the Revolving Credit Facility.

Equity

Common Unit Repurchase Program. During 2022, the Board authorized a common unit repurchase program of up to $200.0 million, including repurchases of common units held by GIP. In December, 2022, the Board reauthorized our common unit repurchase program for 2023 and set the amount available for repurchases of outstanding common units during 2023 at up to $200.0 million. See “Item 8. Financial Statements and Supplementary Data—Note 10” for more information regarding our common unit repurchase program.

GIP Repurchase Agreement. On February 15, 2022, we and GIP entered into an agreement pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP is the average per unit price paid by us for the common units repurchased from public unitholders. The repurchase agreement was scheduled to terminate as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we renewed the repurchase agreement with GIP for 2023 (the “Repurchase Agreement Renewal”) on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. See “Item 8. Financial Statements and Supplementary Data—Note 5 and Note 10” for more information regarding repurchases of ENLC common units held by GIP.

Repurchase of Series C Preferred Units. In October 2022, we repurchased 19,000 Series C Preferred Units for total consideration of $15.2 million. The repurchase price represented 80% of the preferred units’ par value.

Redemption of Series B Preferred Units. In January 2022, we redeemed 3,333,334 Series B Preferred Units for total consideration of $50.5 million plus accrued distributions. In addition, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price represents 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we have agreed with the holders of the Series B Preferred Units that we will pay cash in lieu of making a quarterly distribution in-kind of additional Series B Preferred Units (the “PIK Distribution”) through the distribution declared for the fourth quarter of 2022.

See “Item 8. Financial Statements and Supplementary Data—Note 9” for more information regarding the Series B Preferred Units and the Series C Preferred Units.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Year Ended December 31,
	2022	2021
Total revenues	$9,542.1	$6,685.9
Cost of sales, exclusive of operating expenses and depreciation and amortization	(7,572.8)	(5,189.9)
Operating expenses	(524.9)	(362.9)
Depreciation and amortization	(639.4)	(607.5)
Gross margin	805.0	525.6
Operating expenses	524.9	362.9
Depreciation and amortization	639.4	607.5
Adjusted gross margin	$1,969.3	$1,496.0

Adjusted EBITDA

We define adjusted EBITDA as net income (loss) plus (less) interest expense, net of interest income; depreciation and amortization; impairments; (income) loss from unconsolidated affiliate investments; distributions from unconsolidated affiliate investments; (gain) loss on disposition of assets; (gain) loss on extinguishment of debt; unit-based compensation; income tax expense (benefit); unrealized (gain) loss on commodity derivatives; costs associated with the relocation of processing facilities; accretion expense associated with asset retirement obligations; transaction costs; non-cash expense related to changes in the fair value of contingent consideration; (non-cash rent); and (non-controlling interest share of adjusted EBITDA from joint ventures). Adjusted EBITDA is one of the primary metrics used in our short-term incentive program for compensating employees. In addition, adjusted EBITDA is used as a supplemental liquidity and performance measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess:

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Year Ended December 31,
	2022	2021
Net income	$500.7	$142.9
Interest expense, net of interest income	245.0	238.7
Depreciation and amortization	639.4	607.5
Impairments	—	0.8
Loss from unconsolidated affiliate investments	5.6	11.5
Distributions from unconsolidated affiliate investments	0.7	3.9
(Gain) loss on disposition of assets	18.0	(1.5)
Loss on extinguishment of debt	6.2	—
Unit-based compensation	30.4	25.3
Income tax expense (benefit)	(94.9)	25.4
Unrealized (gain) loss on commodity derivatives	(40.2)	12.4
Costs associated with the relocation of processing facilities (1)	43.8	28.3
Other (2)	(2.4)	(0.6)
Adjusted EBITDA before non-controlling interest	1,352.3	1,094.6
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(67.7)	(44.9)
Adjusted EBITDA, net to ENLC	$1,284.6	$1,049.7
____________________________
(1)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant and Battle Ridge processing plant in the Oklahoma segment to the Permian segment. The relocation of equipment and facilities from the Battle Ridge processing plant was completed in the third quarter of 2021 and the relocation of equipment and facilities from the Thunderbird processing plant was completed in the fourth quarter of 2022.
(2)Includes transaction costs, non-cash expense related to changes in the fair value of contingent consideration, accretion expense associated with asset retirement obligations, and non-cash rent, which relates to lease incentives pro-rated over the lease term.
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

Free cash flow after distributions is the principal cash flow metric used by the Company. Free cash flow after distributions is one of the primary metrics used in our 2022 short-term incentive program for compensating employees. It is also used as a supplemental liquidity measure by our management and by external users of our financial statements, such as investors, commercial banks, research analysts, and others, to assess the ability of our assets to generate cash sufficient to pay interest costs, pay back our indebtedness, make cash distributions, and make capital expenditures.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$1,049.3	$857.3
Interest expense (1)	237.6	221.0
Utility credits (redeemed) earned (2)	(31.1)	32.6
Payments to terminate interest rate swaps (3)	—	1.8
Accruals for settled commodity derivative transactions	(1.9)	2.1
Distributions from unconsolidated affiliate investment in excess of earnings	0.7	3.9
Costs associated with the relocation of processing facilities (4)	43.8	28.3
Other (5)	2.3	2.4
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	12.6	273.5
Accounts payable, accrued product purchases, and other accrued liabilities	39.0	(328.3)
Adjusted EBITDA before non-controlling interest	1,352.3	1,094.6
Non-controlling interest share of adjusted EBITDA from joint ventures (6)	(67.7)	(44.9)
Adjusted EBITDA, net to ENLC	1,284.6	1,049.7
Growth capital expenditures, net to ENLC (7)	(267.1)	(165.3)
Maintenance capital expenditures, net to ENLC (7)	(44.9)	(26.1)
Interest expense, net of interest income (8)	(238.5)	(238.7)
Distributions declared on common units	(222.5)	(195.2)
ENLK preferred unit accrued cash distributions (9)	(93.2)	(94.3)
Costs associated with the relocation of processing facilities (4)	(43.8)	(28.3)
Contribution to investment in unconsolidated affiliates	(65.9)	—
Payments to terminate interest rate swaps (3)	—	(1.8)
Non-cash interest expense	1.4	9.5
Other (10)	2.3	4.1
Free cash flow after distributions	$312.4	$313.6
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
(3)Represents cash paid for the early terminations of our interest rate swaps due to the partial repayments of the Term Loan in May 2021 and September 2021. See “Item 8. Financial Statements and Supplementary Data—Note 13” for information on the partial terminations of our interest rate swaps.
(4)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant and Battle Ridge processing plant in the Oklahoma segment to the Permian segment. The relocation of equipment and facilities from the Battle Ridge processing plant was completed in the third quarter of 2021 and the relocation of equipment and facilities from the Thunderbird processing plant was completed in the fourth quarter of 2022.
(5)Includes transaction costs; current income tax expense; and non-cash rent, which relates to lease incentives pro-rated over the lease term.
(6)Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV and Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV.
(7)Excludes capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(8)Excludes $6.5 million of interest expense related to the redemption of the mandatorily redeemable non-controlling interest. See “Item 8. Financial Statements and Supplementary Data—Note 2” for information on the redemption of the mandatorily redeemable non-controlling interest.
(9)Represents the cash distributions earned by the Series B Preferred Units and Series C Preferred Units. See “Item 8. Financial Statements and Supplementary Data—Note 9” for information on the cash distributions earned by holders of the Series B Preferred Units and Series C Preferred Units. Cash distributions to be paid to holders of the Series B Preferred Units and Series C Preferred Units are not available to common unitholders.
(10)Includes current income tax expense and proceeds from the sale of surplus or unused equipment and land, which occurred in the normal operation of our business.

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2022
Gross margin	$231.0	$217.8	$185.9	$175.8	$(5.5)	$805.0
Depreciation and amortization	154.5	156.5	201.8	121.1	5.5	639.4
Segment profit	385.5	374.3	387.7	296.9	—	1,444.4
Operating expenses	200.2	140.7	90.9	93.1	—	524.9
Adjusted gross margin	$585.7	$515.0	$478.6	$390.0	$—	$1,969.3

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2021
Gross margin	$89.8	$183.9	$123.3	$136.6	$(8.0)	$525.6
Depreciation and amortization	139.9	141.0	204.3	114.3	8.0	607.5
Segment profit	229.7	324.9	327.6	250.9	—	1,133.1
Operating expenses	81.5	123.7	80.0	77.7	—	362.9
Adjusted gross margin	$311.2	$448.6	$407.6	$328.6	$—	$1,496.0

	Year Ended December 31,
	2022	2021
Midstream Volumes:
Permian Segment
Gathering and Transportation (MMbtu/d)	1,506,600	1,067,000
Processing (MMbtu/d)	1,422,200	1,010,000
Crude Oil Handling (Bbls/d)	156,300	134,600
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,828,200	2,160,800
Crude Oil Handling (Bbls/d)	17,400	15,900
NGL Fractionation (Gals/d)	7,957,800	7,455,600
Brine Disposal (Bbls/d)	3,000	2,700
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,031,200	992,400
Processing (MMbtu/d)	1,057,600	1,010,300
Crude Oil Handling (Bbls/d)	23,800	20,200
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,547,600	1,377,400
Processing (MMbtu/d)	705,100	631,500

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Gross Margin. Gross margin was $805.0 million for the year ended December 31, 2022 compared to $525.6 million for the year ended December 31, 2021, an increase of $279.4 million. The primary contributors to the increase were as follows:
•Permian Segment. Gross margin was $231.0 million for the year ended December 31, 2022 compared to $89.8 million for the year ended December 31, 2021, an increase of $141.2 million primarily due to the following:

◦Adjusted gross margin in the Permian segment increased $274.5 million, which was primarily driven by:

•A $259.7 million increase to adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $174.2 million, which was primarily due to higher volumes from increased producer activity and higher commodity prices. Derivative activity associated with our Permian gas assets increased margin by $85.5 million, which included $69.0 million from decreased realized losses and $16.5 million from increased unrealized gains.
•A $14.8 million increase to adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $16.4 million, which was primarily due to higher volumes from increased producer activity, higher commodity prices, and the timing of physical trades. Derivative activity associated with our Permian crude assets decreased margin by $1.6 million, which included $2.4 million from decreased realized gains and $0.8 million from decreased unrealized losses.

◦Operating expenses in the Permian segment increased $118.7 million. During the year ended December 31, 2021, our Permian operating expenses were reduced by $46.5 million due to electricity credits earned during Winter Storm Uri in February 2021 that were not available during the same period of 2022. Operating expenses also increased due to higher construction fees and services, materials and supplies expense, compressor rentals, and labor and benefits costs, due to an increase in operating activity and the costs associated with the transfer of equipment to the Warhorse and Phantom processing facilities in 2022. Additionally, sales and use tax refunds reduced operating expenses in the fourth quarter of 2021, which were not available in 2022.

◦Depreciation and amortization in the Permian segment increased $14.6 million primarily due to depreciation from new assets placed into service, including gathering and processing assets associated with the Amarillo Rattler Acquisition in April 2021 and the transfer of equipment related to the Phantom and Warhorse processing facilities.

•Louisiana Segment. Gross margin was $217.8 million for the year ended December 31, 2022 compared to $183.9 million for the year ended December 31, 2021, an increase of $33.9 million primarily due to the following:

◦Adjusted gross margin in the Louisiana segment increased $66.4 million, resulting from:

•A $31.3 million increase to adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, decreased $8.1 million, which was primarily due to fluctuations in market prices and lower seasonal fees due to delayed timing of winter delivery of normal butane, which was partially offset by higher volume from existing customers. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased margin by $39.4 million, which included $38.0 million from increased realized gains and $1.4 million from increased unrealized gains.
•A $40.9 million increase to adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $27.8 million, which was primarily due to higher volumes from existing customers and favorable price spreads. Derivative activity associated with our Louisiana gas assets increased margin by $13.1 million, which included $6.4 million from decreased realized losses and $6.7 million from increased unrealized gains.
•A $5.8 million decrease to adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $5.5 million, which was primarily due to unfavorable price spreads. Derivative activity associated with our ORV crude assets decreased margin by $0.3 million, which included $0.8 million from decreased realized losses and $1.1 million from decreased unrealized gains.
◦Operating expenses in the Louisiana segment increased $17.0 million primarily due to increases in utility costs, construction fees and services, vehicle expenses, and materials and supplies expense due to an increase in operating activity.

◦Depreciation and amortization in the Louisiana segment increased $15.5 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment. Gross margin was $185.9 million for the year ended December 31, 2022 compared to $123.3 million for the year ended December 31, 2021, an increase of $62.6 million primarily due to the following:

◦Adjusted gross margin in the Oklahoma segment increased $71.0 million, resulting from:

•A $72.2 million increase to adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, increased $54.4 million, which was primarily due to higher volumes from existing customers, higher commodity prices, and the negative effect in 2021 of weather disruptions from Winter Storm Uri. Derivative activity associated with our Oklahoma gas assets increased margin by $17.8 million, which included $9.7 million from decreased realized losses and $8.1 million from increased unrealized gains.
•A $1.2 million decrease to adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, increased $1.5 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Oklahoma crude assets decreased margin by $2.7 million, which included $0.2 million from decreased realized gains and $2.5 million from decreased unrealized gains.

◦Operating expenses in the Oklahoma segment increased $10.9 million primarily due to increases in materials and supplies expense, construction fees and services, and utility costs due to an increase in operating activity. Operating expenses also increased due to the costs associated with the transfer of equipment to the Phantom processing facility.

◦Depreciation and amortization in the Oklahoma segment decreased $2.5 million primarily due to the transfer of equipment related to the Phantom and Warhorse processing facilities, partially offset by depreciation from additional assets placed in service.

•North Texas Segment. Gross margin was $175.8 million for the year ended December 31, 2022 compared to $136.6 million for the year ended December 31, 2021, an increase of $39.2 million primarily due to the following:

◦Adjusted gross margin in the North Texas segment increased $61.4 million. Adjusted gross margin, excluding derivative activity, increased $39.2 million, which was primarily due to the Barnett Shale Acquisition on July 1, 2022. Derivative activity associated with our North Texas segment increased margin by $22.2 million, which included $0.5 million from increased realized losses and $22.7 million from increased unrealized gains.

◦Operating expenses in the North Texas segment increased $15.4 million primarily due to increases in materials and supplies expense, ad valorem taxes, construction fees and services, labor and benefits costs, and utility costs due to an increase in operating activity and the Barnett Shale Acquisition on July 1, 2022. Additionally, sales and use tax refunds reduced operating expenses in the fourth quarter of 2021, which were not available in 2022.

◦Depreciation and amortization in the North Texas segment increased $6.8 million primarily due to the Barnett Shale Acquisition on July 1, 2022, which was partially offset by lower depreciation from assets reaching the end of their depreciable lives.

•Corporate Segment. Gross margin was negative $5.5 million for the year ended December 31, 2022 compared to negative $8.0 million for the year ended December 31, 2021. Corporate gross margin consists of depreciation and amortization of corporate assets.

(Gain) loss on Disposition of Assets. For the year ended December 31, 2022, we recognized a loss on disposition of assets of $18.0 million, which was primarily due to the sale of compressor units associated with our ORV assets. For the year ended December 31, 2021, we recognized a gain on disposition of assets of $1.5 million, which was primarily due to the sale of non-core assets. See “Item 8. Financial Statements and Supplementary Data—Note 2” for additional information.

General and Administrative Expenses. General and administrative expenses were $125.2 million for the year ended December 31, 2022 compared to $107.8 million for the year ended December 31, 2021, an increase of $17.4 million. The increase was primarily due to an increase in unit-based compensation, labor costs, and consulting fees and services. The increase was partially offset by a gain related to a decrease in the estimated fair value of the Amarillo Rattler Acquisition contingent consideration. See “Item 8. Financial Statements and Supplementary Data—Note 14” for additional information regarding the estimated fair value of the contingent consideration for Amarillo Rattler.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $245.0 million for the year ended December 31, 2022 compared to $238.7 million for the year ended December 31, 2021, an increase of $6.3 million. Interest expense, net of interest income, consisted of the following (in millions):

	Year Ended December 31,
	2022	2021
ENLK and ENLC senior notes	$206.0	$201.1
Term Loan	—	4.2
Revolving Credit Facility	13.5	5.8
AR Facility	12.1	4.1
Amortization of debt issuance costs and net discount of senior unsecured notes	5.5	5.2
Interest rate swaps - realized	1.9	18.3
Redemption of mandatorily redeemable non-controlling interest	6.5	—
Other	(0.5)	—
Interest expense, net of interest income	$245.0	$238.7

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $6.2 million for the year ended December 31, 2022, which was primarily due to the repurchases of ENLK’s senior unsecured notes in the debt tender offer completed in the third quarter of 2022. For the year ended December 31, 2021, we and ENLK did not repurchase any senior notes. See “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $5.6 million for the year ended December 31, 2022 compared to $11.5 million for the year ended December 31, 2021, a reduction in loss of $5.9 million. The reduction in loss was primarily attributable to a reduction in loss of $5.9 million related to our GCF investment, as a result of the GCF assets being idled beginning in January 2021, and a reduction in loss of $0.5 million related to the Cedar Cove JV. The reduction in loss was partially offset by an increase in loss of $0.5 million related to the Matterhorn JV. See “Item 8. Financial Statements and Supplementary Data—Note 11” for additional information.

Income Tax Benefit (Expense). Income tax benefit was $94.9 million for the year ended December 31, 2022 compared to an income tax expense of $25.4 million for the year ended December 31, 2021. The increase in income tax benefit was primarily due to the $151.6 million reduction of the valuation allowance recorded on our deferred tax assets for the year ended December 31, 2022. See “Item 8. Financial Statements and Supplementary Data—Note 8” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $139.4 million for the year ended December 31, 2022 compared to net income of $120.5 million for the year ended December 31, 2021, an increase of $18.9 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase in income was primarily due to a $25.5 million increase attributable to NGP’s 49.9% share of the Delaware Basin JV and was partially offset by a $2.8 million decrease attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV, a $3.7 million decrease in income attributable to the Series B Preferred Units following the partial redemptions of the Series B Units in December 2021 and January 2022, and a $0.1 million decrease in income attributable to the Series C Preferred Units following the partial redemption of the Series C Units in October 2022.

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

Our critical accounting policies are discussed below. See “Item 8. Financial Statements and Supplementary Data—Note 2” for further details on our accounting policies.

Valuation and Impairment of Long-Lived Assets

We evaluate long-lived assets, including property and equipment, intangible assets, equity method investments, and lease right-of-use assets, for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The carrying amount of a long-lived asset is not recoverable when it exceeds the undiscounted sum of the future cash flows expected to result from the use and eventual disposition of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. Management’s estimate of future cash flows is subject to uncertainty due to the changing business environment, volatility of commodity prices, and a number of other factors that are beyond our ability to consistently predict. Management updates their estimated future cash flows throughout the year and a potential impairment is highly sensitive to unfavorable changes in the underlying estimated cash flows. When the carrying amount of a long-lived asset is not recoverable, an impairment is recognized equal to the excess of the asset’s carrying value over its fair value, which is based on inputs that are not observable in the market, and thus represent Level 3 inputs. For additional information about our long-lived asset impairment tests, refer to “Item 8. Financial Statements and Supplementary Data—Note 2.”

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $1,049.3 million for the year ended December 31, 2022 compared to $857.3 million for the year ended December 31, 2021. Operating cash flows before working capital and changes in working capital for the comparative periods were as follows (in millions):

	Year Ended December 31,
	2022	2021
Operating cash flows before working capital	$1,100.9	$802.5
Changes in working capital	(51.6)	54.8

Operating cash flows before changes in working capital increased $298.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The primary contributor to the increase in operating cash flows was as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity derivative activity, utility credits redeemed or earned, and unit-based compensation, increased $325.5 million. The increase in gross margin is due to a $424.7 million increase in adjusted gross margin, excluding non-cash commodity derivative activity, which was partially offset by a $99.2 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation. For more information regarding the changes in gross margin for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Results of Operations.”

The increase to operating cash flows was partially offset by an increase to general and administrative expenses, excluding unit-based compensation, of $11.4 million. For more information, see “Results of Operations.”

The changes in working capital for the years ended December 31, 2022 and 2021 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Historically, we have had net operating losses that eliminated substantially all of our taxable income, and thus, we have not historically paid significant amounts of income taxes. We anticipate generating income during 2023 that will be offset by net operating loss carryforwards, and as a result, we do not expect to incur material amounts of federal and state income tax liabilities. When we generate taxable income that exceeds our utilizable net operating loss carryforwards, federal and state income tax liabilities will increase cash taxes paid. Refer to “Item 8. Financial Statements and Supplementary Data—Note 8” for additional information.

Cash Flows from Investing Activities. Net cash used in investing activities was $773.0 million for the year ended December 31, 2022 compared to $231.4 million for the year ended December 31, 2021. Our primary investing activities consisted of the following (in millions):

	Year Ended December 31,
	2022	2021
Additions to property and equipment (1)	$(332.5)	$(184.0)
Acquisition, net of cash acquired (2)	(390.3)	(56.7)
Contributions to unconsolidated affiliate investments (3)	(65.9)	—
____________________________
(1)The increase in capital expenditures was due to expansion projects to accommodate increased volumes on our systems.
(2)Represents cash paid for the Central Oklahoma Acquisition in December 2022, the Barnett Shale Acquisition in July 2022, and the Amarillo Rattler Acquisition in April 2021.
(3)Represents contributions to the Matterhorn JV and GCF. See “Item 8. Financial Statements and Supplementary Data—Note 11” for additional information.

Cash Flows from Financing Activities. Net cash used in financing activities was $279.9 million for the year ended December 31, 2022 compared to $639.3 million for the year ended December 31, 2021. Our primary financing activities consisted of the following (in millions):

	Year Ended December 31,
	2022	2021
Net repayments on the Term Loan (1)	$—	$(350.0)
Net borrowings on the AR Facility (1)	150.0	100.0
Net borrowings on the Revolving Credit Facility (1)	240.0	15.0
Net borrowings on ENLC’s senior unsecured notes (1)	700.0	—
Net repurchases of ENLK’s senior unsecured notes (1)	(727.8)	—
Debt financing costs	(14.1)	(0.3)
Payment of installment payable for Amarillo Rattler Acquisition (2)	(10.0)	—
Payment of inactive easement commitment (3)	(10.0)	—
Common unit repurchases (4)	(175.0)	(40.1)
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.1)	(2.0)
Distributions to members	(221.4)	(186.8)
Distributions to Series B Preferred Unitholders (5)	(70.4)	(68.9)
Distributions to Series C Preferred Unitholders (5)	(23.4)	(24.0)
Distributions to joint venture partners (6)	(69.1)	(37.9)
Redemption of Series B Preferred Units (5)	(50.5)	(50.0)
Repurchase of Series C Preferred Units (5)	(15.2)	—
Contributions from non-controlling interests (7)	32.9	3.2
____________________________
(1)See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the Term Loan, the AR Facility, the Revolving Credit Facility, and the issuance of new senior unsecured notes by us and repurchases of ENLK’s senior unsecured notes.
(2)Consideration for the Amarillo Rattler Acquisition included an installment payable, which was paid on April 30, 2022.
(3)Amount related to an inactive easement commitment, which was paid in August 2022.
(4)See “Item 8. Financial Statements and Supplementary Data—Note 10” for more information regarding the ENLC common unit repurchase program.
(5)See “Item 8. Financial Statements and Supplementary Data—Note 9” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units and information on the partial redemptions of the Series B Preferred Units and the repurchase of the Series C Preferred Units.
(6)Represents distributions to NGP for its ownership in the Delaware Basin JV, distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV, and distributions to other non-controlling interests.
(7)Represents contributions from NGP to the Delaware Basin JV.

Capital Requirements

As of December 31, 2022, the following table summarizes our expected capital requirements for 2023 (in millions):

Capital expenditures, net to ENLC (1)	$420
Operating expenses associated with the relocation of processing facilities, net to ENLC (2)	15
Contributions to unconsolidated affiliate investments (3)	75
Total	$510
____________________________
(1)Excludes capital expenditures that are contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(2)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Cowtown processing plant in the North Texas segment to the Delaware JV in the Permian segment, where it is expected to operate as the Tiger II processing plant. These costs exclude amounts that are contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(3)Includes contributions made to our GCF investment and the Matterhorn JV.

Our primary capital projects for 2023 include the relocation of the Tiger II processing plant, CCS-related initiatives, contributions to unconsolidated affiliate investments, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our 2023 capital requirements from operating cash flows.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2022 and 2021.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2022 is as follows (in millions):

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,009.2	$—	$97.9	$421.6	$491.0	$—	$2,998.7
Revolving Credit Facility (1)	255.0	—	—	—	—	255.0	—
AR Facility (2)	500.0	—	—	500.0	—	—	—
Acquisition contingent consideration (3)	5.5	—	0.3	0.4	4.5	0.3	—
Interest payable on fixed long-term debt obligations	2,438.9	215.8	213.5	202.6	193.8	170.0	1,443.2
Operating lease obligations	119.9	29.2	18.3	12.9	8.9	8.1	42.5
Purchase obligations	8.1	8.1	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (4)	524.6	73.6	81.2	112.5	99.4	87.8	70.1
Total contractual obligations	$7,861.2	$326.7	$411.2	$1,250.0	$797.6	$521.2	$4,554.5
____________________________
(1)The Revolving Credit Facility permits us to borrow up to $1.40 billion on a revolving credit basis and will mature on June 3, 2027.
(2)The AR Facility will terminate on August 1, 2025.
(3)The estimated fair value of the contingent consideration for the Amarillo Rattler Acquisition and the earnout for the Central Oklahoma Acquisition was calculated in accordance with the fair value guidance contained in ASC 820. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration and earnout payments could differ from these estimated fair values. See “Item 8. Financial Statements and Supplementary Data—Note 14” for additional information.
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

Our contractual cash obligations for 2023 are expected to be funded from cash flows generated from our operations.

Indebtedness

Revolving Credit Facility. As of December 31, 2022, there were $255.0 million in outstanding borrowings and $43.6 million in outstanding letters of credit under the Revolving Credit Facility.

AR Facility. As of December 31, 2022, the AR Facility had a borrowing base of $500.0 million and there were $500.0 million in outstanding borrowings under the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Senior Unsecured Notes. As of December 31, 2022, we had $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047 and there were no meaningful near-term senior unsecured note maturities.

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

As of December 31, 2022, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information on our outstanding debt.
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

Inflation

The annual U.S. inflation rate increased significantly in 2022. In addition, in order to reduce the inflation rate, the Federal Reserve increased its target for the federal funds rate (the benchmark for most interest rates) several times during 2022. It is widely expected that base interest rates will continue to rise in 2023. Inflation will increase the cost to acquire or replace property and equipment and the cost of labor and supplies. To the extent permitted by competition, regulation, and our existing agreements, we have and will continue to pass along increased costs to our customers in the form of higher fees. Additionally, certain of our revenue generating contracts contain clauses that increase our fees based on changes in inflation metrics.

Environmental

Our operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which these operations are conducted. We believe we are in substantial compliance with all applicable laws and regulations. For a more complete discussion of the environmental laws and regulations that impact us, see “Item 1. Business—Environmental Matters.”

Contingencies

See “Item 8. Financial Statements and Supplementary Data—Note 15.”

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the year ended December 31, 2022 and have determined that none had a material impact to our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Annual Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about future results and growth of our CCS business, when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, cost savings or operational, environmental and climate change initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (b) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (c) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (d) the dependence on key customers for a substantial portion of the natural gas and crude that we gather, process, and transport, (e) developments that materially and adversely affect our key customers or other customers, (f) adverse developments in the midstream business that may reduce our ability to make distributions, (g) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (h) decreases in the volumes that we gather, process, fractionate, or transport, (i) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (j) our ability to receive or renew required permits and other approvals, (k) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (l) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (m) changes in the availability and cost of capital, (n) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (o) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (p) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (q) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (r) impairments to goodwill, long-lived assets and equity method investments, (s) construction risks in our major development projects, (t) challenges we may face in or in connection with our strategy to enter into new lines of business related to the energy transition, (u) the impact of the coronavirus (COVID-19) pandemic (including the impact of any new variants of the virus) and similar pandemics, (v) our ability to effectively integrate and manage assets we acquire through acquisitions, and (w) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Annual Report, the risk factors set forth in “Item 1A. Risk Factors” may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

Commodity prices were volatile during 2022. In the first half of the year, crude oil prices increased 41%, weighted average NGL prices increased 18%, and natural gas prices increased 45%. In the second half of the year, crude oil prices decreased 24%, weighted average NGL prices decreased 38%, and natural gas prices decreased 17%. We expect continued volatility in these commodity prices. The table below shows the range of closing prices for crude oil, NGL, and natural gas during 2022.

Commodity	Closing Price	Date
Crude oil (high) (1)	$123.70	March 8, 2022
Crude oil (low) (1)	$71.02	December 9, 2022
Crude oil (average) (1)(4)	$94.33	—
NGL (high) (2)	$1.12	March 8, 2022
NGL (low) (2)	$0.54	December 8, 2022
NGL (average) (2)(4)	$0.83	—
Natural gas (high) (3)	$9.68	August 22, 2022
Natural gas (low) (3)	$3.72	January 4, 2022
Natural gas (average) (3)(4)	$6.54	—
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

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 90% of our adjusted gross margin for the year ended December 31, 2022 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. We currently earn adjusted gross margin under four main types of contractual arrangements (or a combination of these types of contractual arrangements) as summarized below.

1.Fee-based contracts: Under fee-based contracts, we earn our fees through (1) stated fixed-fee arrangements in which we are paid a fixed fee per unit of volume or (2) arrangements where we purchase and resell commodities in connection with providing the related service and earn a net margin through a fee-like deduction subtracted from the purchase price of the commodities.

2.Processing margin contracts: Under these contracts, we pay the producer for the full amount of inlet gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction, or PTR. Our margins from these contracts are high during periods of high liquids prices relative to natural gas prices and can be negative during periods of high natural gas prices relative to liquids prices. However, we mitigate our risk of processing natural gas when margins are negative primarily through our ability to bypass processing when it is not profitable for us or by contracts that revert to a minimum fee for processing if the natural gas must be processed to meet pipeline quality specifications. For the year ended December 31, 2022, less than 1% of our adjusted gross margin was generated from processing margin contracts.

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

For the year ended December 31, 2022, approximately 9% of our adjusted gross margin was generated from POL or POP contracts.

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

Commodity derivatives are used both to manage and hedge price and location risk related to these market exposures and to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of NGLs, natural gas, crude, and condensate. The following table presents the relevant pricing index for each commodity:

Commodity	Index
NGLs	Oil Price Information Service
Natural gas	Henry Hub Gas Daily
Crude and condensate	New York Mercantile Exchange

The following table sets forth certain information related to derivative instruments outstanding at December 31, 2022.

Period	Underlying	Notional Volume	Net Fair Value Asset/(Liability) (In millions)
January 2023 - March 2023	Ethane	250 (Mbbls)	$0.8
January 2023 - December 2023	Propane	2,520 (Mbbls)	13.6
January 2023 - December 2023	Normal butane	490 (Mbbls)	0.3
January 2023 - January 2023	Natural gasoline	35 (Mbbls)	(0.2)
January 2023 - January 2027	Natural gas	77.9 (Bbtu)	11.8
January 2023 - January 2024	Crude and condensate	3,515 (Mbbls)	(1.1)
January 2024 - December 2024	Crude and condensate	3,600 (Mbbls)	0.5
			$25.7

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

As of December 31, 2022, outstanding natural gas swap agreements, NGL swap agreements, swing swap agreements, storage swap agreements, and other derivative instruments had a net fair value asset of $25.7 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $23.8 million in the net fair value of these contracts as of December 31, 2022.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At December 31, 2022, we had $255.0 million in outstanding borrowings under the Revolving Credit Facility and $500.0 million in outstanding borrowings under the AR Facility. A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $2.6 million and $5.0 million for the Revolving Credit Facility and the AR Facility, respectively.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028, 2029, and 2030 as these are fixed-rate obligations. As of December 31, 2022, the estimated fair value of the senior unsecured notes was approximately $3,630.9 million, based on the market prices of ENLK’s and our publicly traded debt at December 31, 2022. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $219.9 million decrease in fair value of the senior unsecured notes at December 31, 2022. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information on our outstanding indebtedness.

Beginning with the interest period which commenced on December 15, 2022, distributions on ENLK’s Series C Preferred Units are based on a floating rate tied to LIBOR (or an alternative rate to be established) plus 4.11% rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates. See “Item 8. Financial Statements and Supplementary Data—Note 9” for more information regarding distributions with respect to the Series C Preferred Units.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of long-lived assets for impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property, plant, and equipment and intangible assets (collectively, long-lived assets) for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable (triggering events). Triggering events include significant changes in the use of the asset group, current and/or historical operating results that are significantly less than forecasted results, negative industry or economic trends including changes in commodity prices, significant adverse changes in legal or regulatory factors, or an expectation that it is more likely than not that an asset group will be sold before the end of its useful life. The carrying value of property, plant, and equipment and intangible assets as of December 31, 2022 was $6.56 billion and $0.92 billion, respectively.

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

Acquisition-date fair value of acquired pipeline and plant assets

As discussed in Note 3 to the consolidated financial statements, on July 1, 2022, the Company completed an acquisition of gathering and processing assets in the Barnett Shale Acquisition for a cash purchase price of $275.0 million plus working capital of $14.5 million. As a result of the transaction, the Company acquired personal property, including pipeline and plant assets. The Company recorded acquisition-date fair value of $275.0 million for property and equipment in the acquisition, which included the pipeline and plant assets.

We identified the evaluation of the acquisition-date fair value of the acquired pipeline and plant assets as a critical audit matter. A higher degree of subjective auditor judgment and specialized skills and knowledge was required to evaluate the economic obsolescence assumption used in the valuation of the acquired pipeline and plant assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the determination of the economic obsolescence assumption. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the economic obsolescence assumption used in the valuation of the acquired pipeline and plant assets. The valuation professionals also assisted in developing an independent estimate of the range of fair values of the pipeline and plant assets and comparing it to the Company’s recorded value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
February 15, 2023

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22.6	$26.2
Accounts receivable:
Trade, net of allowance for bad debt of $0.1 and $0.3, respectively	89.2	94.9
Accrued revenue and other	636.0	693.3
Fair value of derivative assets	68.4	22.4
Other current assets	166.6	83.6
Total current assets	982.8	920.4
Property and equipment, net of accumulated depreciation of $4,774.5 and $4,332.0, respectively	6,556.0	6,388.3
Intangible assets, net of accumulated amortization of $923.6 and $795.1, respectively	921.2	1,049.7
Investment in unconsolidated affiliates	90.2	28.0
Fair value of derivative assets	2.9	0.2
Other assets, net	97.9	96.6
Total assets	$8,651.0	$8,483.2
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$126.9	$139.6
Accrued gas, NGLs, condensate, and crude oil purchases (1)	476.0	521.5
Fair value of derivative liabilities	42.9	34.9
Other current liabilities	229.6	202.9
Total current liabilities	875.4	898.9
Long-term debt, net of unamortized issuance cost	4,723.5	4,363.7
Other long-term liabilities	94.0	93.9
Deferred tax liability, net	42.7	137.5
Fair value of derivative liabilities	2.7	2.2

Members’ equity:
Members’ equity (468,980,630 and 484,277,258 units issued and outstanding, respectively)	1,306.4	1,325.8
Accumulated other comprehensive loss	—	(1.4)
Non-controlling interest	1,606.3	1,662.6
Total members’ equity	2,912.7	2,987.0
Commitments and contingencies (Note 15)
Total liabilities and members’ equity	$8,651.0	$8,483.2
____________________________
(1)Includes related party accounts payable balances of $2.5 million and $1.6 million at December 31, 2022 and December 31, 2021, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product sales	$8,564.9	$5,994.0	$2,977.5
Midstream services	962.9	851.0	938.3
Gain (loss) on derivative activity	14.3	(159.1)	(22.0)
Total revenues	9,542.1	6,685.9	3,893.8
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	7,572.8	5,189.9	2,388.5
Operating expenses	524.9	362.9	373.8
Depreciation and amortization	639.4	607.5	638.6
Impairments	—	0.8	362.8
(Gain) loss on disposition of assets	18.0	(1.5)	8.8
General and administrative	125.2	107.8	103.3
Total operating costs and expenses	8,880.3	6,267.4	3,875.8
Operating income	661.8	418.5	18.0
Other income (expense):
Interest expense, net of interest income	(245.0)	(238.7)	(223.3)
Gain (loss) on extinguishment of debt	(6.2)	—	32.0
Income (loss) from unconsolidated affiliate investments	(5.6)	(11.5)	0.6
Other income	0.8	—	0.3
Total other expense	(256.0)	(250.2)	(190.4)
Income (loss) before non-controlling interest and income taxes	405.8	168.3	(172.4)
Income tax benefit (expense)	94.9	(25.4)	(143.2)
Net income (loss)	500.7	142.9	(315.6)
Net income attributable to non-controlling interest	139.4	120.5	105.9
Net income (loss) attributable to ENLC	$361.3	$22.4	$(421.5)
Net income (loss) attributable to ENLC per unit:
Basic common unit	$0.76	$0.05	$(0.86)
Diluted common unit	$0.74	$0.05	$(0.86)
____________________________
(1)Includes related party cost of sales of $28.2 million, $17.9 million, and $8.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$500.7	$142.9	$(315.6)
Unrealized gain (loss) on designated cash flow hedge (1)	1.4	13.9	(4.3)
Comprehensive income (loss)	502.1	156.8	(319.9)
Comprehensive income attributable to non-controlling interest	139.4	120.5	105.9
Comprehensive income (loss) attributable to ENLC	$362.7	$36.3	$(425.8)
____________________________
(1)Includes tax expense of $0.5 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively, and a tax benefit of $1.3 million for the year ended December 31, 2020.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2019	2,135.5	487.8	(11.0)	1,681.6	3,806.1	5.2
Conversion of unit-based awards for common units, net of units withheld for taxes	(4.7)	2.0	—	—	(4.7)	—
Unit-based compensation	33.0	—	—	—	33.0	—
Contributions from non-controlling interests	—	—	—	52.6	52.6	—
Distributions	(232.7)	—	—	(120.6)	(353.3)	(0.6)
Unrealized loss on designated cash flow hedge (1)	—	—	(4.3)	—	(4.3)	—
Fair value adjustment related to redeemable non-controlling interest	0.4	—	—	—	0.4	(0.6)
Redemption of Series B Preferred Units	—	—	—	—	—	(4.0)
Common units repurchased	(1.2)	(0.4)	—	—	(1.2)	—
Net income (loss)	(421.5)	—	—	105.9	(315.6)	—
Balance, December 31, 2020	1,508.8	489.4	(15.3)	1,719.5	3,213.0	—
Conversion of unit-based awards for common units, net of units withheld for taxes	(2.0)	1.0	—	—	(2.0)	—
Unit-based compensation	23.6	—	—	—	23.6	—
Contributions from non-controlling interests	—	—	—	3.2	3.2	—
Distributions	(186.8)	—	—	(130.6)	(317.4)	(0.2)
Unrealized gain on designated cash flow hedge (2)	—	—	13.9	—	13.9	—
Fair value adjustment related to redeemable non-controlling interest	(0.1)	—	—	—	(0.1)	0.2
Redemption of Series B Preferred Units	—	—	—	(50.0)	(50.0)	—
Common units repurchased	(40.1)	(6.1)	—	—	(40.1)	—
Net income	22.4	—	—	120.5	142.9	—
Balance, December 31, 2021	$1,325.8	484.3	$(1.4)	$1,662.6	$2,987.0	$—
____________________________
(1)Includes a tax benefit of $1.3 million.
(2)Includes a tax expense of $4.3 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	$	Units	$	$	$
Balance, December 31, 2021	$1,325.8	484.3	$(1.4)	$1,662.6	$2,987.0
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.1)	3.1	—	—	(16.1)
Unit-based compensation	31.8	—	—	—	31.8
Contributions from non-controlling interests	—	—	—	32.9	32.9
Distributions	(221.4)	—	—	(162.9)	(384.3)
Unrealized gain on designated cash flow hedge (1)	—	—	1.4	—	1.4
Redemption of Series B Preferred Units	—	—	—	(50.5)	(50.5)
Repurchase of Series C Preferred Units	—	—	—	(15.2)	(15.2)
Common units repurchased	(175.0)	(18.4)	—	—	(175.0)
Net income	361.3	—	—	139.4	500.7
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7
____________________________
(1)Includes a tax expense of $0.5 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$500.7	$142.9	$(315.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	639.4	607.5	638.6
Impairments	—	0.8	362.8
(Gain) loss on disposition of assets	18.0	(1.5)	8.8
Non-cash unit-based compensation	30.4	25.3	28.4
Utility credits redeemed (earned)	31.1	(32.6)	—
Non-cash (gain) loss on derivatives recognized in net income (loss)	(38.3)	10.3	14.8
(Gain) loss on extinguishment of debt	6.2	—	(32.0)
Amortization of debt issuance costs and net discount of senior unsecured notes	5.5	5.2	4.6
Amortization of designated cash flow hedge	1.9	12.5	0.5
Payments to terminate interest rate swaps	—	(1.8)	(10.9)
Deferred income tax expense (benefit)	(95.3)	24.6	142.1
(Income) loss from unconsolidated affiliate investments	5.6	11.5	(0.6)
Other operating activities	(4.3)	(2.2)	0.8
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	102.4	(259.9)	(21.5)
Natural gas and NGLs inventory, prepaid expenses, and other	(115.0)	(13.6)	15.1
Accounts payable, accrued product purchases, and other accrued liabilities	(39.0)	328.3	(104.8)
Net cash provided by operating activities	1,049.3	857.3	731.1
Cash flows from investing activities:
Additions to property and equipment	(332.5)	(184.0)	(302.2)
Acquisitions, net of cash acquired	(390.3)	(56.7)	(32.3)
Contributions to unconsolidated affiliate investments	(65.9)	—	—
Proceeds from sale of property	12.8	4.8	17.6
Other investing activities	2.9	4.5	(0.8)
Net cash used in investing activities	(773.0)	(231.4)	(317.7)
Cash flows from financing activities:
Proceeds from borrowings	4,911.5	1,234.5	1,650.0
Repayments on borrowings	(4,549.3)	(1,469.5)	(1,786.0)
Debt financing costs	(14.1)	(0.3)	(7.7)
Payment of installment payable for the Amarillo Rattler Acquisition	(10.0)	—	—
Payment of inactive easement commitment	(10.0)	—	—
Common unit repurchases	(175.0)	(40.1)	(1.2)
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.1)	(2.0)	(4.7)
Distributions to members	(221.4)	(186.8)	(232.7)
Distributions to non-controlling interests	(162.9)	(130.8)	(121.2)
Redemption of Series B Preferred Units	(50.5)	(50.0)	—
Repurchase of Series C Preferred Units	(15.2)	—	—
Contributions from non-controlling interests	32.9	3.2	52.6
Other financing activities	0.2	2.5	(0.3)
Net cash used in financing activities	(279.9)	(639.3)	(451.2)
Net decrease in cash and cash equivalents	(3.6)	(13.4)	(37.8)
Cash and cash equivalents, beginning of period	26.2	39.6	77.4
Cash and cash equivalents, end of period	$22.6	$26.2	$39.6

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Nature of Business

(a) Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” As of December 31, 2022, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 41.6% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all the equity interests in the Managing Member. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

(b) Nature of Business

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

As of December 31, 2022, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

Contractually Committed Fees	Commitments
2023	$135.0
2024	103.8
2025	91.7
2026	90.7
2027	74.9
Thereafter	926.5
Total	$1,422.6

(d)Gas Imbalance Accounting

Quantities of natural gas and NGLs over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas or NGLs. We had imbalance payables of $17.3 million and $16.3 million at December 31, 2022 and 2021, respectively, which approximate the fair value of these imbalances. We had imbalance receivables of $20.2 million and $14.5 million at December 31, 2022 and 2021, respectively, which are carried at the lower of cost or market value. Imbalance receivables and imbalance payables are included in the line items “Accrued revenue and other” and “Accrued gas, NGLs, condensate, and crude oil purchases,” respectively, on the consolidated balance sheets.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(e)Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(f)Income Taxes

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

(g)Natural Gas, Natural Gas Liquids, Crude Oil, and Condensate Inventory

Our inventories of products consist of natural gas, NGLs, crude oil, and condensate. We report these assets at the lower of cost or market value which is determined by using the weighted average cost method.

(h)Property and Equipment

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

The components of property and equipment, net of accumulated depreciation are as follows (in millions):

	Year Ended December 31,
	2022	2021
Transmission assets	$1,452.0	$1,442.2
Gathering systems	5,370.0	4,903.8
Gas processing plants and fractionation facilities	4,237.8	4,119.1
Other property and equipment	165.0	161.0
Construction in process	105.7	94.2
Property and equipment	11,330.5	10,720.3
Accumulated depreciation	(4,774.5)	(4,332.0)
Property and equipment, net of accumulated depreciation	$6,556.0	$6,388.3

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Depreciation Expense. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Gas processing plants and fractionation facilities	20 - 25 years
Other property and equipment	3 - 25 years

Gain or Loss on Disposition. Upon the disposition or retirement of property and equipment, any gain or loss is recognized in operating income in the consolidated statements of operations. For the years ended December 31, 2022, 2021, and 2020, dispositions primarily related to the sale of certain non-core assets. The (gain) loss on disposition of assets is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Net book value of assets disposed	$30.8	$3.3	$36.4

Less:
Proceeds from sales	(12.8)	(4.8)	(27.6)
(Gain) loss on disposition of assets	$18.0	$(1.5)	$8.8

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The estimated volume of natural gas, NGLs, crude oil, and condensate available to an asset is sometimes based on assumptions regarding future drilling activity, which may be dependent in part on natural gas, NGL, crude oil, and condensate prices. Projections of natural gas, NGL, crude oil, and condensate volumes and future commodity prices are inherently subjective and contingent upon a number of variable factors, including but not limited to:

•changes in general economic conditions or demand for our products in regions in which our markets are located;
•the availability and prices of natural gas, NGLs, crude oil, and condensate supply;
•our ability to negotiate favorable sales agreements;
•the risks that natural gas, NGLs, crude oil, and condensate exploration and production activities will not occur or be successful;
•our dependence on certain key customers, producers, and transporters of natural gas, NGLs, crude oil, and condensate; and
•competition from other midstream companies, including major energy companies.

We recognized impairment expense related to property and equipment as follows (in millions):

	Year Ended December 31,
	2022	2021	2020 (1)
Property and equipment impairment	$—	$0.6	$168.0
____________________________
(1)For the year ended December 31, 2020, we recognized impairment on property and equipment related to a portion of our Louisiana reporting segment because the carrying amounts were not recoverable based on our expected future cash flows, and $3.4 million of impairments related to certain cancelled projects.

(i)Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and the effective portion of gains or losses on derivative financial instruments that qualify as cash flow hedges pursuant to ASC 815. For additional information about the effect of financial instruments on comprehensive income (loss), see “Note 13—Derivatives.”

(j)Equity Method of Accounting

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

(k)Non-controlling Interests

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

Our non-controlling interests for the years ended December 31, 2022, 2021, and 2020 relate to the Series B Preferred Units, the Series C Preferred Units, NGP’s 49.9% ownership of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50.0% ownership interest in the Ascension JV.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(l)Goodwill

Goodwill is the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluated goodwill for impairment annually as of October 31 and whenever events or changes in circumstances indicated it was more likely than not that the fair value of a reporting unit is less than its carrying amount. For additional information regarding our previous assessments of goodwill for impairment, see “Note 4—Goodwill and Intangible Assets.”

(m)Intangible Assets

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

(n)Asset Retirement Obligations

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

(o)Leases

We account for leases under ASC 842 using the modified retrospective approach whereby we recognized leases on our consolidated balance sheet by recording a right-of-use asset and lease liability. We applied certain practical expedients that were allowed in the adoption of ASC 842, including not reassessing existing contracts for lease arrangements, not reassessing existing lease classification, not recording a right-of-use asset or lease liability for leases of twelve months or less, and not separating lease and non-lease components of a lease arrangement.

We evaluate new contracts at inception to determine if the contract conveys the right to control the use of an identified asset for a period of time in exchange for periodic payments. A lease exists if we obtain substantially all of the economic benefits of an asset, and we have the right to direct the use of that asset. When a lease exists, we record a right-of-use asset that represents our right to use the asset over the lease term and a lease liability that represents our obligation to make payments over the lease term. Lease liabilities are recorded at the sum of future lease payments discounted by the collateralized rate we could obtain to lease a similar asset over a similar period, and right-of-use assets are recorded equal to the corresponding lease liability, plus any prepaid or direct costs incurred to enter the lease, less the cost of any incentives received from the lessor. For more information, see “Note 6—Leases.”

(p)Derivatives

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

During 2021 and 2020, we terminated a portion of the interest rate swaps in several increments in connection with repayments of the Term Loan, which was one of our floating-rate, LIBOR-based borrowings, and the remaining interest rate swaps expired on December 10, 2021. The following table presents the interest rate swaps terminations and the associated cash payments during 2021 and 2020 (in millions):

	Interest Rate Swaps Terminations	Cash Payments Associated with Interest Rate Swaps Terminations
December 2021	$150.0	$—
September 2021	100.0	0.5
May 2021	100.0	1.3
December 2020	500.0	10.9
Total termination of interest rate swaps	$850.0	$12.7

For additional information, see “Note 13—Derivatives.”

(q)Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade accounts receivable and commodity financial instruments. Management believes the risk is limited, other than our exposure to key customers discussed below, since our customers represent a broad and diverse group of energy marketers and end users.

The following customers individually represented greater than 10% of our consolidated revenues during the years ended December 31, 2022, 2021, or 2020. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2022	2021	2020
Devon	6.4%	6.7%	14.4%
Dow Hydrocarbons and Resources LLC	14.2%	14.5%	13.2%
Marathon Petroleum Corporation	14.7%	13.4%	12.2%

We continually monitor and review the credit exposure of our counter-parties based on various credit quality indicators and metrics. We obtain letters of credit or other appropriate security when considered necessary to limit the risk of loss. We record reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers and we do not expect to experience significant levels of default on our trade accounts receivable. As of December 31, 2022 and 2021, we had a reserve for uncollectible receivables of $0.1 million and $0.3 million, respectively.

(r)Environmental Costs

Environmental expenditures are expensed or capitalized depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Environmental expenditures were not material for the years ended December 31, 2022, 2021, and 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(s)Unit-Based Awards

We recognize compensation cost related to all unit-based awards in our consolidated financial statements in accordance with ASC 718. For additional information, see “Note 12—Employee Incentive Plans.”

(t)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with a loss contingency are expensed as incurred. For additional information, see “Note 15—Commitments and Contingencies.”

(u)Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized into interest expense using the straight-line method over the term of the related debt. Gains or losses on debt repurchases, redemptions, and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $34.9 million and $27.8 million as of December 31, 2022 and 2021, respectively, are included in “Long-term debt” or “Current maturities of long-term debt,” as applicable, on the consolidated balance sheets as a direct reduction from the carrying amount of the debt.

(v)Redeemable Non-Controlling Interest

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

During the first quarter of 2020, the non-controlling interest holder in one of our non-wholly owned subsidiaries exercised its option to require us to purchase its remaining interest. We recorded an estimated $4.0 million related to the redemption of the mandatorily redeemable non-controlling interest, which was included in “Other current liabilities” on the consolidated balance sheet as of December 31, 2021.

During the fourth quarter of 2022, we reached an agreement to settle the redemption of the mandatorily redeemable non-controlling interest for $10.5 million. The settlement was finalized in January 2023. We have recorded an additional $6.5 million liability related to the redemption, for a total of $10.5 million, in “Other current liabilities” on the consolidated balance sheet as of December 31, 2022 and $6.5 million in “Interest expense, net of interest income” on the consolidated statement of operations for the year ended December 31, 2022.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(3) Acquisitions

Amarillo Rattler Acquisition

On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated gas gathering and processing agreement with Diamondback E&P LLC, strengthening our dedicated acreage position with that entity. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10.0 million that was paid on April 30, 2022, and contingent consideration capped at $15.0 million and payable between 2024 and 2026 based on Diamondback E&P LLC’s drilling activity above historical levels.

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

The following table represents our change in carrying value of the Amarillo Rattler contingent consideration liability for the periods stated (in millions):

	Year Ended December 31,
	2022	2021
Contingent consideration liability, beginning of period (1)	$6.9	$6.9
Change in fair value	(2.7)	—
Contingent consideration liability, end of period	$4.2	$6.9
____________________________
(1)The contingent consideration for the Amarillo Rattler Acquisition was recorded on April 30, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Barnett Shale Acquisition

On July 1, 2022, we completed the Barnett Shale Acquisition for a cash purchase price of $275.0 million plus working capital of $14.5 million. These assets include approximately 400 miles of lean and rich gas gathering pipeline and three processing plants with 425 MMcf/d of total processing capacity. We completed this acquisition to increase the scale of our North Texas assets and realize efficiencies by redeploying redundant assets to our other segments, including the Permian segment in the near-term and the CCS business in the future.

The following table presents the preliminary fair value of the identified assets received and liabilities assumed at the acquisition date (in millions):

Consideration
Cash (including working capital payment)	$289.5

Purchase price allocation
Assets acquired:
Current assets	$17.3
Property and equipment	275.0
Liabilities assumed:
Current liabilities	(2.8)
Net assets acquired	$289.5

We incurred $0.4 million of transaction costs related to the Barnett Shale Acquisition for the year ended December 31, 2022. These costs are included in general and administrative costs in the accompanying consolidated statements of operations.

For the period from July 1, 2022 through December 31, 2022, we recognized $39.6 million of revenue and $24.1 million of net income related to the assets acquired.

Central Oklahoma Acquisition

On December 19, 2022, we completed the Central Oklahoma Acquisition for a cash purchase price of $95.8 million plus preliminary working capital of $4.9 million and an earnout valued at $1.3 million as of December 31, 2022, which was calculated in accordance with ASC 820. The earnout is payable between 2024 and 2027 based on fee revenue earned on certain contractually specified volumes for the annual periods beginning January 1, 2023 through December 31, 2026. The acquired assets include approximately 900 miles of lean and rich gas gathering pipeline and two processing plants with 280 MMcf/d of total processing capacity. We completed this acquisition to increase the scale and efficiency of our Central Oklahoma assets.

Under the acquisition method of accounting, the acquired assets and liabilities are recorded at their respective fair values as of the date of completion of the acquisition. The purchase price allocation and valuation of the earnout was based on preliminary estimates and assumptions, which are subject to change within the measurement period (up to one year subsequent to the closing date), as we finalize the valuations of the assets acquired and liabilities assumed upon the closing of the acquisition. As of December 31, 2022, we have allocated the cash purchase price and the fair value of the earnout to tangible assets and have recorded this amount in “Property and equipment” on the consolidated balance sheets.

We incurred $0.5 million of transaction costs related to the Central Oklahoma Acquisition for the year ended December 31, 2022. These costs are included in general and administrative costs in the accompanying consolidated statements of operations.

For the period from December 19, 2022 through December 31, 2022, we recognized $1.7 million of revenue and $0.6 million of net income related to the assets acquired.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Pro Forma of Acquisitions for the Years Ended December 31, 2022 and 2021

The following unaudited pro forma condensed consolidated financial information (in millions) for the years ended December 31, 2022 and 2021 gives effect to the Barnett Shale Acquisition on July 1, 2022 and the Central Oklahoma Acquisition on December 19, 2022 as if each of the acquisitions had occurred on January 1, 2021. On a historical pro forma basis, our consolidated revenues, net income (loss), total assets, and earnings per unit amounts would not have differed materially had the Amarillo Rattler Acquisition been completed on January 1, 2021 rather than April 30, 2021.

The unaudited pro forma condensed consolidated financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

	Year Ended December 31,
	2022	2021
Pro forma total revenues	$9,630.4	$6,782.9
Pro forma net income	$534.3	$157.5
(4) Goodwill and Intangible Assets

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The following table represents our change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Year Ended December 31, 2022
Customer relationships, beginning of period	$1,844.8	$(795.1)	$1,049.7
Amortization expense	—	(128.5)	(128.5)
Customer relationships, end of period	$1,844.8	$(923.6)	$921.2

Year Ended December 31, 2021
Customer relationships, beginning of period	$1,794.2	$(668.8)	$1,125.4
Customer relationships obtained from acquisition of business	50.6	—	50.6
Amortization expense	—	(126.3)	(126.3)
Customer relationships, end of period	$1,844.8	$(795.1)	$1,049.7

Year Ended December 31, 2020
Customer relationships, beginning of period	$1,795.8	$(545.9)	$1,249.9
Amortization expense	—	(123.5)	(123.5)
Retirements (1)	(1.6)	0.6	(1.0)
Customer relationships, end of period	$1,794.2	$(668.8)	$1,125.4
____________________________
(1)Intangible assets retired as a result of the disposition of certain non-core assets.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2023	$127.6
2024	127.6
2025	110.2
2026	106.3
2027	106.3
Thereafter	343.2
Total	$921.2

(5) Related Party Transactions

(a)Transactions with Cedar Cove JV

For the years ended December 31, 2022, 2021, and 2020, we recorded cost of sales of $28.2 million, $17.9 million, $8.7 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $2.5 million and $1.6 million at December 31, 2022 and 2021, respectively.

(b)Transactions with GIP

General and Administrative Expenses. For the year ended December 31, 2022, we did not record any expenses related to transactions with GIP. For the years ended December 31, 2021 and 2020, we recorded general and administrative expenses of $0.5 million and $0.2 million, respectively, related to personnel secondment services provided by GIP.

In March 2022, our data center provider since 2009, CyrusOne Inc. (“CyrusOne”), was purchased by an entity that is owned collectively by funds affiliated with GIP and Kohlberg Kravis Roberts & Co. L.P. William J. Brilliant, a member of our

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Board and a partner of GIP also serves on the CyrusOne board of directors. For the year ended December 31, 2022, we paid CyrusOne $0.2 million in fees for data center services.

GIP Repurchase Agreement. On February 15, 2022, we and GIP entered into an agreement pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP is the average per unit price paid by us for the common units repurchased from public unitholders. The repurchase agreement was scheduled to terminate as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we renewed the repurchase agreement with GIP for 2023 (the “Repurchase Agreement Renewal”) on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. The Repurchase Agreement Renewal will terminate on the earlier of the date (1) on which the authorized funds under the Company’s 2023 common unit repurchase program have been expended, including funds applied to repurchases under the Repurchase Agreement Renewal, (2) on December 31, 2023, or (3) otherwise upon the mutual agreement of the parties thereto. See “Note 10—Members’ Equity” for additional information on the activity related to the GIP repurchase agreement.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(6) Leases

The majority of our leases are for the following types of assets:

•Office space. Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represent $46.2 million of our lease liability and $24.2 million of our right-of-use asset as of December 31, 2022. Our office leases represented $51.8 million of our lease liability and $27.9 million of our right-of-use asset as of December 31, 2021. These office leases typically include variable lease costs related to utility expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•Compression and other field equipment. We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew to month to month until canceled by us or the lessor. Compression and other field equipment rentals represent $30.6 million of our lease liability and $33.0 million of our right-of-use asset as of December 31, 2022. Compression and other field equipment rentals represented $17.7 million of our lease liability and $19.5 million of our right-of-use asset as of December 31, 2021. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•Land and land easements. We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represent $15.6 million of our lease liability and $12.3 million of our right-of-use asset as of December 31, 2022. Land and land easement leases represented $15.6 million of our lease liability and $12.6 million of our right-of-use asset as of December 31, 2021.

•Other. Office equipment and other items did not represent any amounts related to our lease liability and our right-of-use asset as of December 31, 2022. We rented office equipment and other items that represented $0.1 million of our lease liability and $0.1 million of our right-of-use asset as of December 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Lease balances are recorded on the consolidated balance sheets as follows (in millions):

Operating leases:	December 31, 2022	December 31, 2021
Other assets, net	$69.5	$60.1
Other current liabilities	$26.2	$18.1
Other long-term liabilities	$66.2	$67.1

Other lease information
Weighted-average remaining lease term—Operating leases	8.7 years	10.3 years
Weighted-average discount rate—Operating leases	4.7%	4.9%

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

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. Impairments of right-of-use assets are recognized in “Impairments” on the consolidated statements of operations. Sublease income is recognized as a reduction in “General and administrative” or as “Other income” depending on the nature of the subleased asset. The components of total lease expense are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease expense:
Long-term operating lease expense	$28.2	$21.7	$23.1
Short-term lease expense	34.3	17.5	22.1
Variable lease expense	18.8	15.6	11.8
Impairments	—	0.2	6.8
Total lease expense, before sublease income	81.3	55.0	63.8
Sublease income	(1.1)	—	—
Total lease expense, net of sublease income	$80.2	$55.0	$63.8

Impairments

Right-of-Use Asset Impairment Analysis for the Year Ended December 31, 2021

During the fourth quarter of 2021, we entered into a sublease agreement for a portion of our Houston office that became effective in 2022. We evaluated the related right-of-use asset for impairment by comparing the estimated fair value of the right-of-use asset to its carrying value. The estimated fair value was calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included future cash flows based on the terms of the sublease and a discount rate derived from market data. As the carrying value of the right-of-use asset exceeded the estimated fair value, we have recognized impairment expense of $0.2 million for the year ended December 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Right-of-Use Asset Impairment Analysis for the Year Ended December 31, 2020

During the fourth quarter of 2020, we determined that we would cease using a portion of our Dallas, Houston, and Midland offices. We believed the terms of a sublease would be below our rental rates at the time and, therefore, evaluated the related right-of-use assets for impairment by comparing the estimated fair values of the right-of-use assets to their carrying values. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included estimated future cash flows and a discount rate derived from market data. As the carrying value of each right-of-use asset exceeded its estimated fair value, we recognized impairment expense of $6.8 million for the year ended December 31, 2020.

Lease Maturities

The following table summarizes the maturity of our lease liability as of December 31, 2022 (in millions):

	Total	2023	2024	2025	2026	2027	Thereafter
Undiscounted operating lease liability	$119.9	$29.2	$18.3	$12.9	$8.9	$8.1	$42.5
Reduction due to present value	(27.5)	(3.7)	(3.1)	(2.5)	(2.0)	(1.7)	(14.5)
Operating lease liability	$92.4	$25.5	$15.2	$10.4	$6.9	$6.4	$28.0

(7) Long-Term Debt

As of December 31, 2022 and 2021, long-term debt consisted of the following (in millions):

	December 31, 2022			December 31, 2021
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Revolving Credit Facility due 2027 (1)	$255.0	$—	$255.0	$15.0	$—	$15.0
AR Facility due 2025 (2)	500.0	—	500.0	350.0	—	350.0
ENLK’s 4.40% Senior unsecured notes due 2024	97.9	—	97.9	521.8	0.7	522.5
ENLK’s 4.15% Senior unsecured notes due 2025	421.6	(0.1)	421.5	720.8	(0.4)	720.4
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.2)	490.8	491.0	(0.3)	490.7
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLC’s 6.50% Senior unsecured notes due 2030	700.0	—	700.0	—	—	—
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.2)	444.8	450.0	(5.5)	444.5
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,764.2	$(5.8)	4,758.4	$4,397.3	$(5.8)	4,391.5
Debt issuance cost (3)			(34.9)			(27.8)
Long-term debt, net of unamortized issuance cost			$4,723.5			$4,363.7
____________________________
(1)The effective interest rate was 6.5% and 3.9% at December 31, 2022 and 2021, respectively.
(2)The effective interest rate was 5.3% and 1.2% at December 31, 2022 and 2021, respectively.
(3)Net of accumulated amortization of $15.1 million and $18.4 million at December 31, 2022 and 2021, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Maturities

Maturities for the long-term debt as of December 31, 2022 are as follows (in millions):

2023	$—
2024	97.9
2025	921.6
2026	491.0
2027	255.0
Thereafter	2,998.7
Subtotal	4,764.2
Less: net discount	(5.8)
Less: debt issuance cost	(34.9)
Long-term debt, net of unamortized issuance cost	$4,723.5

Revolving Credit Facility

On June 3, 2022, we amended and restated our prior revolving credit facility by entering into the Revolving Credit Facility. As a result, we recognized a $0.5 million loss on extinguishment of debt. The Revolving Credit Facility amended our prior revolving credit facility by, among other things, (i) decreasing the lenders’ commitments from $1.75 billion to $1.40 billion, (ii) modifying the leverage ratio financial covenant calculation to net from the funded indebtedness numerator the lesser of (a) consolidated unrestricted cash of ENLC and (b) $50.0 million, (iii) removing the consolidated interest coverage ratio financial covenant, (iv) extending the maturity date from January 25, 2024 to June 3, 2027, (v) replacing the ability of ENLC to elect that borrowings accrue interest at LIBOR, plus a margin, with the ability of ENLC to elect that borrowings accrue interest at a forward-looking term rate based on SOFR (“Term SOFR”), plus a margin and a Term SOFR spread adjustment, (vi) increasing the size of a permitted receivables financing to $500.0 million from $350.0 million, and (vii) permitting, but not requiring, the establishment by ENLC (subject to approval by Bank of America, N.A., as administrative agent, and lenders holding a majority of the revolving commitments) of specified key performance indicators with respect to environmental, social, and/or governance targets that may result in a pricing increase or decrease under the Revolving Credit Facility of up to 0.05% per annum for the margin on borrowings and letters of credit and 0.02% per annum for the commitment fees.

The Revolving Credit Facility will mature on June 3, 2027, unless ENLC requests, and the requisite lenders agree, to extend it pursuant to its terms. The Revolving Credit Facility contains certain financial, operational, and legal covenants. The financial covenant is tested on a quarterly basis, based on the rolling four-quarter period that ends on the last day of each fiscal quarter. The financial covenant requires ENLC to maintain a ratio of consolidated net indebtedness to consolidated EBITDA of no more than 5.0 to 1.0.

Under the terms of the Revolving Credit Facility, if we consummate an acquisition in which the aggregate purchase price is $50.0 million or more, we can elect to increase the maximum allowed ratio of consolidated net indebtedness to consolidated EBITDA to 5.5 to 1.0 for the quarter in which the acquisition occurs and the three subsequent quarters. In December 2022, we completed the Central Oklahoma Acquisition with an aggregate purchase price in excess of $50.0 million and elected to increase the maximum allowed ratio of consolidated net indebtedness to consolidated EBITDA to 5.5 to 1.0 through the third quarter of 2023.

Borrowings under the Revolving Credit Facility bear interest at ENLC’s option at Term SOFR plus a Term SOFR spread adjustment of 0.10% per annum (“Adjusted Term SOFR”) and an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the federal funds rate plus 0.50%, one-month Adjusted Term SOFR plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants governing the Revolving Credit Facility, amounts outstanding under the Revolving Credit Facility, if any, may become due and payable immediately.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
ENLK is a guarantor under the Revolving Credit Facility. In the event that ENLC’s obligations under the Revolving Credit Facility are accelerated due to a default, ENLK will be liable for the entire outstanding balance and 105% of the outstanding letters of credit under the Revolving Credit Facility. There were $255.0 million in outstanding borrowings under the Revolving Credit Facility and $43.6 million outstanding letters of credit as of December 31, 2022.

At December 31, 2022, we were in compliance with and expect to be in compliance with the financial covenants of the Revolving Credit Facility for at least the next twelve months.

AR Facility

On October 21, 2020, the SPV entered into the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

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

On August 1, 2022, the SPV amended certain terms of the AR Facility to, among other things, (i) increase the commitments thereunder from $350.0 million to $500.0 million (ii) extend the scheduled termination date from September 24, 2024 to August 1, 2025, unless extended or earlier terminated in accordance with its terms, and (iii) reduce the effective draw down fee to 0.90% rather than the previous effective 1.10%. As of December 31, 2022, the AR Facility had a borrowing base of $500.0 million and there were $500.0 million in outstanding borrowings under the AR Facility.

Since our investment in the SPV is not sufficient to finance its activities without additional support from us, the SPV is a variable interest entity. We are the primary beneficiary of the SPV because we have the power to direct the activities that most significantly affect its economic performance and we are obligated to absorb its losses or receive its benefits from operations. Since we are the primary beneficiary of the SPV, we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $678.5 million and long-term debt of $500.0 million as of December 31, 2022.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. Borrowings under the AR Facility bear interest at the applicable SOFR plus a credit spread adjustment of 0.10%, plus a drawn fee in the amount of 0.90% at December 31, 2022. The SPV also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by the SPV under the AR Facility are due monthly.

The AR Facility is scheduled to terminate on August 1, 2025, unless extended or earlier terminated in accordance with its terms, at which time no further advances will be available and the obligations under the AR Facility must be repaid in full by no later than (i) the date that is ninety (90) days following such date or (ii) such earlier date on which the loans under the AR Facility become due and payable.

The AR Facility includes covenants, indemnification provisions, and events of default, including those providing for termination of the AR Facility and the acceleration of amounts owed by the SPV under the AR Facility if, among other things, a borrowing base deficiency exists, there is an event of default under the Revolving Credit Facility or certain other indebtedness, certain events negatively affecting the overall credit quality of the receivables held as collateral occur, a change of control occurs, or if the net consolidated leverage ratio of ENLC exceeds limits identical to those in the Revolving Credit Facility.

At December 31, 2022, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

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

Issuance	Maturity Date of Notes	Early Redemption Date	Basis Point Premium
2024 Notes	April 1, 2024	Prior to January 1, 2024	25 Basis Points
2025 Notes	June 1, 2025	Prior to March 1, 2025	30 Basis Points
2026 Notes	July 15, 2026	Prior to April 15, 2026	50 Basis Points
2028 Notes	January 15, 2028	Prior to July 15, 2027	50 Basis Points
2029 Notes	June 1, 2029	Prior to March 1, 2029	50 Basis Points
2030 Notes	September 1, 2030	Prior to March 1, 2030	50 Basis Points
2044 Notes	April 1, 2044	Prior to October 1, 2043	30 Basis Points
2045 Notes	April 1, 2045	Prior to October 1, 2044	30 Basis Points
2047 Notes	June 1, 2047	Prior to December 1, 2046	40 Basis Points

Senior Unsecured Notes Indentures

The indentures governing the senior unsecured notes contain covenants that, among other things, limit ENLC’s and ENLK’s ability to create or incur certain liens or consolidate, merge, or transfer all or substantially all of ENLC’s and ENLK’s assets.

The indentures governing the 2028 Notes and the 2030 Notes provide that if a Change of Control Triggering Event (as defined in the indenture) occurs, ENLC must offer to repurchase the 2028 Notes and the 2030 Notes at a price equal to 101% of the principal amount of such notes, plus accrued and unpaid interest to, but excluding, the date of repurchase.

Each of the following is an event of default under the indentures:

•failure to pay any principal or interest when due;
•failure to observe any other agreement, obligation, or other covenant in the indenture, subject to the cure periods for certain failures; and
•bankruptcy or other insolvency events involving ENLC and ENLK.

If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies. At December 31, 2022, ENLC and ENLK were in compliance and expect to be in compliance with the covenants in the senior unsecured notes for at least the next twelve months. All interest payments for senior unsecured notes are due semi-annually, in arrears.

Issuances and Repurchases of Senior Unsecured Notes

On December 14, 2020, ENLC issued $500.0 million in aggregate principal amount of ENLC’s 5.625% senior unsecured notes due January 15, 2028 (the “2028 Notes”) at a price to the public of 100% of their face value. Interest payments on the 2028 Notes are payable on January 15 and July 15 of each year. The 2028 Notes are fully and unconditionally guaranteed by

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
ENLK. Net proceeds of approximately $494.7 million were used to repay a portion of the borrowings under the Term Loan, which matured in December 2021.

On August 31, 2022, ENLC completed the sale of $700.0 million in aggregate principal amount of ENLC’s 6.50% senior unsecured notes due September 1, 2030 (the “2030 Notes”) at 100% of their face value. Interest on the 2030 Notes will be payable on March 1 and September 1 of each year beginning on March 1, 2023, until their maturity on September 1, 2030. The 2030 Notes are fully and unconditionally guaranteed by ENLK. We used the net proceeds of approximately $693.0 million and available cash to settle ENLK’s debt tender offer to repurchase $700.0 million in aggregate principal amount of its senior unsecured notes. The repurchased notes consisted of $404.4 million of outstanding aggregate principal amount of ENLK’s 4.40% senior unsecured notes due 2024 (the “2024 Notes”) and $295.6 million of outstanding aggregate principal amount of ENLK’s 4.15% senior unsecured notes due 2025 (the “2025 Notes”). Total consideration for the repurchased 2024 Notes and the 2025 Notes was $705.3 million, including $21.0 million of debt tender premium and $15.7 million of discount.

Activity related to the repurchases of ENLK’s senior unsecured notes from the settled debt tender offer consisted of the following (in millions):

Year Ended December 31, 2022
Debt repurchased	$700.0
Aggregate payments	(705.3)
Net discount on repurchased debt	(1.0)
Loss on extinguishment of debt	$(6.3)

Additionally, for the year ended December 31, 2022, and prior to the tender offer, we repurchased a portion of the outstanding 2024 Notes and 2025 Notes in open market transactions. For the year ended December 31, 2020, we repurchased a portion of the 2024, 2025, 2026, and 2029 Notes in open market transactions. We did not repurchase any senior unsecured notes in open market transactions during the year ended December 31, 2021. Activity related to the repurchases of our senior unsecured notes in open market transactions consisted of the following (in millions):

	Year Ended December 31, 2022	Year Ended December 31, 2020
Debt repurchased	$23.1	$67.7
Aggregate payments	(22.5)	(36.0)
Net discount on repurchased debt	—	(0.3)
Accrued interest on repurchased debt	—	0.6
Gain on extinguishment of debt	$0.6	$32.0

(8) Income Taxes

The components of our income tax benefit (expense) are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense	$(0.4)	$(0.8)	$(1.1)
Deferred tax benefit (expense)	95.3	(24.6)	(142.1)
Total income tax benefit (expense)	$94.9	$(25.4)	$(143.2)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The following schedule reconciles income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income (loss) before non-controlling interest and income taxes (in millions):

	Year Ended December 31,
	2022	2021	2020
Expected income tax benefit (expense) based on federal statutory tax rate	$(55.9)	$(10.0)	$58.5
State income tax benefit (expense), net of federal benefit	(7.0)	(1.4)	6.5
Unit-based compensation (1)	0.7	(3.1)	(6.0)
Non-deductible expense related to impairments	—	—	(43.4)
Statutory rate changes (2)	—	(10.2)	—
Change in valuation allowance	151.6	1.7	(153.3)
Other	5.5	(2.4)	(5.5)
Total income tax benefit (expense)	$94.9	$(25.4)	$(143.2)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of unit-based awards.
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

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. Our deferred income tax assets and liabilities as of December 31, 2022 and 2021 are as follows (in millions):

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Federal net operating loss carryforward	$636.5	$573.6
State net operating loss carryforward	77.6	59.6
Total deferred tax assets, gross	714.1	633.2
Valuation allowance	—	(151.6)
Total deferred tax assets, net of valuation allowance	714.1	481.6
Deferred tax liabilities:
Property, plant, equipment, and intangible assets (1)	(816.8)	(619.1)
Interest deduction limitation (2)	57.6	—
Other	2.4	—
Total deferred tax liabilities	(756.8)	(619.1)
Deferred tax liability, net	$(42.7)	$(137.5)
____________________________
(1)Includes our investment in ENLK and primarily relates to differences between the book and tax bases of property and equipment.
(2)Related to book-to-tax differences between the allowable interest deduction amount under Section 163j of the Internal Revenue Code of 1986, as amended.

As of December 31, 2022, we had federal net operating loss (“NOL”) carryforwards of $3.0 billion that represent a net deferred tax asset of $636.5 million. As of December 31, 2022, we had state NOL carryforwards of $1.6 billion that represent a net deferred tax asset of $77.6 million. A portion of these carryforwards will begin expiring in 2028 through 2040. Federal NOLs incurred in 2018 and in future years (approximately $2.8 billion of our federal NOL carryforwards) may be carried forward indefinitely, but the deductibility of such federal NOLs is limited, while federal NOLs incurred prior to 2018 (approximately $0.2 billion of our NOL carryforwards) may be carried forward for only twenty years, but the deductibility of such NOL carryforwards generally is not limited unless we were to undergo a Section 382 “ownership change.”

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
We provide a valuation allowance, if necessary, to reduce deferred tax assets, if all, or some portion, of such assets will more than likely not be realized. We continually review the realizability of our deferred tax assets, including an analysis of factors such as future taxable income, reversal of existing taxable temporary differences, and tax planning strategies. We assessed whether a valuation allowance should be recorded against our deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, we considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessment, more weight was given to evidence that could be objectively verified, including recent cumulative losses. Future sources of taxable income were also considered in determining the amount of the recorded valuation allowance. Based on our review of this evidence, we established a valuation allowance of $153.3 million as of December 31, 2020, primarily related to federal and state tax operating loss carryforwards for which we did not believe a tax benefit was more likely than not to be realized.

For the year ended December 31, 2021, we recorded a $1.7 million net reduction in the valuation allowance as a result of the remeasurement of the state deferred tax assets and liabilities from the statutory rate changes. For the year ended December 31, 2022, we further reduced the valuation allowance by $151.6 million as a result of improved current and expected future operating income. As of December 31, 2022, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets.

For the years ended December 31, 2022 and 2021, there was no recorded unrecognized tax benefit. Per our accounting policy election, penalties and interest related to unrecognized tax benefits are recorded to income tax expense. As of December 31, 2022, tax years 2018 through 2022 remain subject to examination by various taxing authorities.

(9) Certain Provisions of the Partnership Agreement

(a) Series B Preferred Units

Issuance and Ownership

In January 2016, ENLK issued an aggregate of 50,000,000 Series B Preferred Units representing ENLK limited partner interests to Enfield in a private placement for a cash purchase price of $15.00 per Series B Preferred Unit (the “Issue Price”). On August 4, 2021, Enfield Holdings, L.P. (“Enfield”) sold all of its Series B Preferred Units and ENLC Class C Common Units representing limited liability company interests in ENLC to Brookfield Infrastructure Partners L.P. and funds managed by Oaktree Capital Management, L.P.

Redemptions

In January 2022 and December 2021, we redeemed 3,333,334 and 3,300,330 Series B Preferred Units for total consideration of $50.5 million and $50.0 million plus accrued distributions, respectively. In addition, upon each such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price in each redemption represents 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we have agreed with the holders of the Series B Preferred Units that we will pay cash in lieu of making a quarterly distribution in-kind of additional Series B Preferred Units (the “PIK Distribution”) through the distribution declared for the fourth quarter of 2022.

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

The holder of the Series B Preferred Units is entitled to quarterly cash distributions and distributions in-kind of additional Series B Preferred Units. The PIK Distribution equals the greater of (A) 0.0025 Series B Preferred Units per Series B Preferred Unit and (B) the number of Series B Preferred Units equal to the quotient of (x) the excess (if any) of (1) the distribution that would have been payable by ENLC had the Series B Preferred Units been exchanged for ENLC common units but applying a one-to-one exchange ratio (subject to certain adjustments) instead of the Series B Exchange Ratio, over (2) $0.28125 per Series

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
B Preferred Unit (the “Cash Distribution Component”), divided by (y) the Issue Price. Except as described above with respect to distributions made until the distribution declared for the fourth quarter of 2022, the quarterly cash distribution (the “Series B Cash Distribution”) consists of the Cash Distribution Component plus an amount in cash that will be determined based on a comparison of the value (applying the Issue Price) of (i) the PIK Distribution and (ii) the Series B Preferred Units that would have been distributed in the PIK Distribution if such calculation applied the Series B Exchange Ratio instead of the one-to-one ratio (subject to certain adjustments).

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the years ended December 31, 2022, 2021, and 2020 is provided below:

Declaration period	Distribution paid as additional Series B Preferred Units	Cash distribution (in millions)	Date paid/payable
2022
First Quarter of 2022	—	$17.5	May 13, 2022 (2)
Second Quarter of 2022	—	$17.3	August 12, 2022
Third Quarter of 2022	—	$17.3	November 14, 2022
Fourth Quarter of 2022	—	$17.3	February 13, 2023

2021
First Quarter of 2021	150,871	$17.0	May 14, 2021
Second Quarter of 2021	151,248	$17.0	August 13, 2021
Third Quarter of 2021	151,626	$17.1	November 12, 2021
Fourth Quarter of 2021	—	$19.2	February 11, 2022 (1)

2020
First Quarter of 2020	149,371	$16.8	May 13, 2020
Second Quarter of 2020	149,745	$16.8	August 13, 2020
Third Quarter of 2020	150,119	$16.9	November 13, 2020
Fourth Quarter of 2020	150,494	$16.9	February 12, 2021
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Repurchase

In October 2022, we repurchased 19,000 Series C Preferred Units for total consideration of $15.2 million. The repurchase price represented 80% of the preferred units’ par value.

Distributions

Distributions on the Series C Preferred Units accrued and were cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, accrue quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. The initial distribution rate for the Series C Preferred Units from and including the date of original issue to, but not including, December 15, 2022 was 6.0% per annum. On and after December 15, 2022, distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to an annual floating rate of the three-month LIBOR plus a spread of 4.11%. Income is allocated to the Series C Preferred Units in an amount equal to the earned distribution for the respective reporting period.

For the year ended December 31, 2022, ENLK made distributions of $23.4 million to the holders of Series C Preferred Units and for each of the years ended December 31, 2021 and 2020, ENLK made distributions of $24.0 million to the holders of Series C Preferred Units. For the distribution period related to December 15, 2022 through March 14, 2023, the distribution rate per unit is 8.8463%, which is comprised of the three-month LIBOR rate of 4.7363% plus a spread of 4.11%. The distribution of $8.4 million is payable on March 15, 2023 to the holders of Series C Preferred Units.

(10) Members’ Equity

(a) Common Unit Repurchase Program

During 2022, the Board authorized a common unit repurchase program of up to $200.0 million, including repurchases of common units held by GIP. In December, 2022, the Board reauthorized our common unit repurchase program for 2023 and set the amount available for repurchases of outstanding common units during 2023 at up to $200.0 million. Repurchases under the common unit repurchase program will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time.

On February 15, 2022, we and GIP entered into an agreement pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The repurchase agreement was scheduled to terminate as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we renewed the repurchase agreement with GIP for 2023 (the “Repurchase Agreement Renewal”) on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. See “Note 5—Related Party Transactions” for additional information on our ENLC common unit repurchase agreement with GIP.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The following table summarizes our ENLC common unit repurchase activity for the periods presented (in millions, except for unit amounts):

	Year Ended December 31,
	2022	2021	2020
Publicly held ENLC common units	11,630,351	6,091,001	383,614
ENLC common units held by GIP (1)	6,743,703	—	—
Total ENLC common units	18,374,054	6,091,001	383,614

Aggregate cost for publicly held ENLC common units	$111.5	$40.1	$1.2
Aggregate cost for ENLC common units held by GIP	63.5	—	—
Total aggregate cost for ENLC common units	$175.0	$40.1	$1.2

Average price paid per publicly held ENLC common unit	$9.59	$6.59	$3.02
Average price paid per ENLC common unit held by GIP (2)	$9.42	$—	$—
____________________________
(1)For the year ended December 31, 2022, the units represent GIP’s pro rata share of the aggregate number of common units repurchased by us under our common unit repurchase program during the period from February 15, 2022 (the date on which the repurchase agreement with GIP was signed) through December 31, 2022.
(2)For the year ended December 31, 2022, the per unit price we paid to GIP was the average per unit price paid by us for publicly held ENLC common units repurchased during the period from February 15, 2022 (the date on which the repurchase agreement with GIP was signed) through December 31, 2022, less broker commissions, which were not paid with respect to GIP units.

Additionally, on February 13, 2023, we repurchased 2,237,110 ENLC common units held by GIP at an aggregate cost of $24.6 million, or an average of $11.01 per common unit. These units represent GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended December 31, 2022. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the GIP units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(b) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Year Ended December 31,
	2022	2021	2020
Distributed earnings allocated to:
Common units (1)	$221.3	$192.5	$183.5
Unvested restricted units (1)	5.2	4.5	3.1
Total distributed earnings	$226.5	$197.0	$186.6
Undistributed income (loss) allocated to:
Common units	$131.7	$(170.6)	$(598.4)
Unvested restricted units	3.1	(4.0)	(9.7)
Total undistributed income (loss)	$134.8	$(174.6)	$(608.1)
Net income (loss) attributable to ENLC allocated to:
Common units	$353.0	$21.9	$(414.9)
Unvested restricted units	8.3	0.5	(6.6)
Total net income (loss) attributable to ENLC	$361.3	$22.4	$(421.5)
Net income (loss) attributable to ENLC per unit:
Basic	$0.76	$0.05	$(0.86)
Diluted	$0.74	$0.05	$(0.86)
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Basic weighted average units outstanding:
Weighted average common units outstanding	478.5	488.8	489.3
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	478.5	488.8	489.3
Dilutive effect of unvested restricted units (1)	6.8	5.5	—
Total weighted average diluted common units outstanding	485.3	494.3	489.3
____________________________
(1)For the year ended December 31, 2020, all common unit equivalents were antidilutive because a net loss existed for that period.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(c) Distributions

A summary of our distribution activity related to the ENLC common units for the years ended December 31, 2022, 2021, and 2020, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2022
First Quarter of 2022	$0.11250	May 13, 2022
Second Quarter of 2022	$0.11250	August 12, 2022
Third Quarter of 2022	$0.11250	November 14, 2022
Fourth Quarter of 2022	$0.12500	February 13, 2023

2021
First Quarter of 2021	$0.09375	May 14, 2021
Second Quarter of 2021	$0.09375	August 13, 2021
Third Quarter of 2021	$0.09375	November 12, 2021
Fourth Quarter of 2021	$0.11250	February 11, 2022

2020
First Quarter of 2020	$0.09375	May 13, 2020
Second Quarter of 2020	$0.09375	August 13, 2020
Third Quarter of 2020	$0.09375	November 13, 2020
Fourth Quarter of 2020	$0.09375	February 12, 2021

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(11) Investment in Unconsolidated Affiliates

As of December 31, 2022, our unconsolidated investments consisted of a 38.75% ownership in GCF, a 30% ownership in the Cedar Cove JV, and a 15% ownership in the Matterhorn JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
GCF
Contributions	$1.5	$—	$—
Distributions	$—	$(3.5)	$(1.6)
Equity in income (loss)	$(3.2)	$(9.1)	$3.0

Cedar Cove JV
Distributions	$(0.7)	$(0.4)	$(0.5)
Equity in loss	$(1.9)	$(2.4)	$(2.4)

Matterhorn JV
Contributions	$64.4	$—	$—
Equity in loss	$(0.5)	$—	$—

Total
Contributions	$65.9	$—	$—
Distributions	$(0.7)	$(3.9)	$(2.1)
Equity in income (loss)	$(5.6)	$(11.5)	$0.6

The following table shows the balances related to our investment in unconsolidated affiliates as of December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021
GCF	$26.3	$28.0
Cedar Cove JV (1)	(4.4)	(1.8)
Matterhorn JV	63.9	—
Total investment in unconsolidated affiliates	$85.8	$26.2
___________________________
(1)As of December 31, 2022 and 2021, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheets.

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Cost of unit-based compensation charged to operating expense	$5.7	$6.6	$7.1
Cost of unit-based compensation charged to general and administrative expense	24.7	18.7	21.3
Total unit-based compensation expense	$30.4	$25.3	$28.4
Amount of related income tax benefit recognized in net income (loss) (1)	$7.1	$5.9	$6.7
____________________________
(1)For the years ended December 31, 2022, 2021, and 2020 the amount of related income tax benefit recognized in net income (loss) excluded $0.7 million of income tax benefit and $3.1 million, and $6.0 million of income tax expense, respectively, related to book-to-tax differences recorded upon the vesting of restricted units.

(b) Restricted Incentive Units

The restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2022 is provided below:

	Year Ended December 31, 2022
Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of period	7,507,471	$5.46
Granted (1)	2,461,950	8.83
Vested (1)(2)	(2,615,805)	7.28
Forfeited	(578,430)	6.53
Unvested, end of period	6,775,186	$5.89
Aggregate intrinsic value, end of period (in millions)	$83.3
____________________________
(1)Restricted incentive units typically vest at the end of three years. In March 2022, we granted 193,935 restricted incentive units with a fair value of $1.7 million. These restricted incentive units vested immediately and are included in the restricted incentive units granted and vested line items.
(2)Vested units included 863,909 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2022, 2021, and 2020 is provided below (in millions):

	Year Ended December 31,
Restricted Incentive Units:	2022	2021	2020
Aggregate intrinsic value of units vested	$24.4	$5.6	$12.1
Fair value of units vested	$19.0	$16.3	$31.5

As of December 31, 2022, there were $15.3 million of unrecognized compensation costs that related to unvested restricted incentive units. These costs are expected to be recognized over a weighted average period of 1.8 years.

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

(c) Performance Units

We grant performance awards under the 2014 Plan. The performance award agreements provide that the vesting of performance units (i.e., performance-based restricted incentive units) granted thereunder is dependent on the achievement of certain performance goals over the applicable performance period. At the end of the vesting period, recipients receive distribution equivalents, if any, with respect to the number of performance units vested. The vesting of such units ranges from zero to 200% of the units granted depending on the extent to which the related performance goals are achieved over the relevant performance period.

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

In 2021, the Board adopted the metric free cash flow after distributions (“FCFAD”) as the cash flow performance goal in the Performance-Based Award Agreement rather than the previously used distributable cash flow per unit. The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the FCFAD performance of ENLC for the performance period ending December 31, 2022:

Performance Level	ENLC’s Achieved FCFAD	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $154 million	0%
Threshold	Equal to $154 million	50%
Target	Equal to $202 million	100%
Maximum	Greater than or Equal to $241 million	200%

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

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the distributable cash flow (“DCF”) performance of ENLC for the performance period ending December 31, 2020:

Performance Level	ENLC’s Achieved DCF per Unit	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.345	0%
Threshold	Equal to $1.345	50%
Target	Equal to $1.494	100%
Maximum	Greater than or Equal to $1.643	200%

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

Performance Units:	June 2022	March 2022 (1)	January 2021	July 2020	March 2020	January 2020
Grant-date fair value	$11.71	$11.90	$4.70	$2.33	$1.13	$7.69
Beginning TSR price	$8.54	$8.83	$3.71	$2.52	$1.25	$6.13
Risk-free interest rate	3.35%	2.15%	0.17%	0.17%	0.42%	1.62%
Volatility factor	76.00%	75.00%	71.00%	67.00%	51.00%	37.00%
____________________________
(1)Excludes certain performance units awarded March 1, 2022 with vesting conditions based on performance metrics. The 88,863 performance units have a grant-date fair value of $8.90 and were scheduled to vest in February 2023. However, this award partially vested in October 2022 and is reflected in the “Vested” row of the summary of the performance units table below.

The following table presents a summary of the performance units:

	Year Ended December 31, 2022
Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of period	3,574,827	$6.40
Granted	1,204,882	11.60
Vested (1)	(1,480,802)	9.32
Forfeited	(319,753)	12.11
Unvested, end of period	2,979,154	$6.44
Aggregate intrinsic value, end of period (in millions)	$36.6
____________________________
(1)Vested units included 806,918 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2022, 2021, and 2020 is provided below (in millions).

	Year Ended December 31,
Performance Units:	2022	2021	2020
Aggregate intrinsic value of units vested	$20.4	$0.6	$0.9
Fair value of units vested	$26.2	$4.4	$5.5

As of December 31, 2022, there were $10.1 million of unrecognized compensation costs that related to unvested performance units. These costs are expected to be recognized over a weighted-average period of 1.8 years.

(d) Benefit Plan

ENLK maintains a tax-qualified 401(k) plan whereby it matches 100% of every dollar contributed up to 6% of an employee’s eligible compensation. Contributions of $7.4 million, $7.0 million, and $7.2 million were made to the plan for the years ended December 31, 2022, 2021, and 2020, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(13) Derivatives

Interest Rate Swaps

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. Under this arrangement, we paid a fixed interest rate of 2.28% in exchange for LIBOR-based variable interest through December 2021. There was no ineffectiveness related to this hedge.

During 2021 and 2020, we terminated a portion of the interest rate swaps in several increments in connection with repayments of the Term Loan, which was one of our floating-rate, LIBOR-based borrowings, and the remaining interest rate swaps expired on December 10, 2021. The following table presents the interest rate swaps terminations and the associated cash payments during 2021 and 2020 (in millions):

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

The components of the unrealized gain (loss) on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Change in fair value of interest rate swaps	$1.9	$18.2	$(5.6)
Tax benefit (expense)	(0.5)	(4.3)	1.3
Unrealized gain (loss) on designated cash flow hedge	$1.4	$13.9	$(4.3)

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement of our interest rate swaps and amortization of the termination payments, included in our consolidated statements of operations were as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$1.9	$18.3	$14.5

Commodity Derivatives

We manage our exposure to changes in commodity prices by hedging the impact of market fluctuations by utilizing various OTC and exchange-traded commodity financial instrument contracts. Commodity swaps and futures are used both to manage and hedge price and location risk related to these market exposures and to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of crude, condensate, natural gas, and NGLs. We do not designate commodity swaps or futures as cash flow or fair value hedges for hedge accounting treatment under ASC 815. Therefore, changes in the fair value of our derivatives are recorded in revenue in the period incurred. In addition, our commodity risk management policy does not allow us to take speculative positions with our derivative contracts.

We commonly enter into index (float-for-float) or fixed-for-float swaps in order to mitigate our cash flow exposure to fluctuations in the future prices of natural gas, NGLs, and crude oil. For natural gas, index swaps are used to protect against the price exposure of daily priced gas versus first-of-month priced gas. For condensate, crude oil, and natural gas, index swaps are also used to hedge the basis location price risk resulting from supply and markets being priced on different indices. Similarly, we use futures in order to mitigate our cash flow exposure to fluctuations in the future prices of natural gas, crude, and condensate. For natural gas, NGLs, condensate, and crude oil, fixed-for-float swaps and futures are used to protect cash flows against price fluctuations: (1) where we receive a percentage of liquids as a fee for processing third-party gas or where we

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
receive a portion of the proceeds of the sales of natural gas and liquids as a fee, (2) in the natural gas processing and fractionation components of our business and (3) where we are mitigating the price risk for product held in inventory or storage.

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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity derivatives are (in millions):

	Year Ended December 31,
	2022	2021	2020
Change in fair value of derivatives	$40.2	$(12.4)	$(10.5)
Realized loss on derivatives	(25.9)	(146.7)	(11.5)
Gain (loss) on derivative activity	$14.3	$(159.1)	$(22.0)

The fair value of derivative assets and liabilities related to commodity derivatives are as follows (in millions):

	December 31, 2022	December 31, 2021
Fair value of derivative assets—current	$68.4	$22.4
Fair value of derivative assets—long-term	2.9	0.2
Fair value of derivative liabilities—current	(42.9)	(34.9)
Fair value of derivative liabilities—long-term	(2.7)	(2.2)
Net fair value of commodity derivatives	$25.7	$(14.5)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity derivatives that we held for price risk management purposes and the related physical offsets at December 31, 2022 (in millions, except volumes). The remaining term of the contracts extend no later than January 2027.

		December 31, 2022
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	MMgals	(138.4)	$14.5
Natural gas (short contracts)	Swaps and futures	Bbtu	(52.2)	40.9
Natural gas (long contracts)	Swaps and futures	Bbtu	25.7	(29.1)
Crude and condensate (short contracts)	Swaps and futures	MMbbls	(5.5)	2.7
Crude and condensate (long contracts)	Swaps and futures	MMbbls	1.6	(3.3)
Total fair value of commodity derivatives				$25.7
On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap and futures contracts, the maximum loss on our gross receivable position of $71.3 million as of December 31, 2022 would be reduced to $33.4 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

Our derivative contracts primarily consist of commodity swap and futures contracts, which are not traded on a public exchange. The fair values of commodity swap and futures contracts are determined using discounted cash flow techniques. The techniques incorporate Level 1 and Level 2 inputs for future commodity prices that are readily available in public markets or can be derived from information available in publicly-quoted markets. These market inputs are utilized in the discounted cash flow calculation considering the instrument’s term, notional amount, discount rate, and credit risk and are classified as Level 2 in hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	December 31, 2022	December 31, 2021
Commodity derivatives (1)	$25.7	$(14.5)
____________________________
(1)The fair values of commodity derivatives represent the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for our credit risk and/or the counterparty credit risk as required under ASC 820.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,723.5	$4,385.9	$4,363.7	$4,520.0
Installment payable (2)	$—	$—	$10.0	$10.0
Contingent consideration (2)(3)	$5.5	$5.5	$6.9	$6.9
____________________________
(1)The carrying value of long-term debt is reduced by debt issuance cost, net of accumulated amortization, of $34.9 million and $27.8 million as of December 31, 2022 and 2021, respectively. The respective fair values do not factor in debt issuance costs.
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
(3)Consideration for the Central Oklahoma Acquisition included an earnout payable, if at all, between 2024 and 2027 based on fee revenue earned on certain contractually specified volumes for the annual periods beginning January 1, 2023 through December 31, 2026. As of December 31, 2022, we recorded a $1.3 million liability related to the earnout.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of December 31, 2022 and 2021 were based on Level 2 inputs from third-party market quotations.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(15) Commitments and Contingencies

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

Our subsidiaries, EnLink Energy GP, LLC (“EnLink Energy”) and EnLink Gas, are also involved in industry-wide litigation arising out of Winter Storm Uri. These matters consist of (a) a multi-district litigation involving EnLink Energy currently pending in Harris County, Texas, in which multiple individual plaintiffs assert personal injury and property damage claims arising out of Winter Storm Uri against an aggregate of over 350 power generators, transmission/distribution utility, retail electric provider, and natural gas defendants across over 150 filed cases, and (b) a suit filed on February 9, 2023 involving EnLink Gas in Harris County, Texas by the alleged assignee of the claims of individual plaintiffs, asserting personal injury, property, and economic damage claims against over 90 natural gas producers, pipelines, marketers, sellers, and traders. On January 26, 2023, the court dismissed the claims against pipeline and other natural-gas related defendants in the multi-district litigation, including EnLink Energy. The order will be subject to appeal. We believe the claims in both matters against our subsidiaries lack merit and we intend to vigorously defend against such claims.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

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

(16) Segment Information

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

•Oklahoma Segment. The Oklahoma segment includes our natural gas gathering, processing, and transmission activities, and our crude oil operations in Cana-Woodford, Arkoma-Woodford, northern Oklahoma Woodford, STACK, and adjacent areas;

•North Texas Segment. The North Texas segment includes our natural gas gathering, processing, fractionation, and transmission activities in North Texas; and

•Corporate Segment. The Corporate segment includes our unconsolidated affiliate investments in the Cedar Cove JV in Oklahoma, GCF in South Texas, and the Matterhorn JV in West Texas, as well as our corporate assets and expenses.

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

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2022
Natural gas sales	$1,078.7	$1,128.4	$367.5	$139.0	$—	$2,713.6
NGL sales	(1.5)	4,196.6	10.8	1.4	—	4,207.3
Crude oil and condensate sales	1,158.6	350.0	135.4	—	—	1,644.0
Product sales	2,235.8	5,675.0	513.7	140.4	—	8,564.9
NGL sales—related parties	1,495.6	97.7	774.6	543.6	(2,911.5)	—
Crude oil and condensate sales—related parties	—	—	0.3	12.3	(12.6)	—
Product sales—related parties	1,495.6	97.7	774.9	555.9	(2,924.1)	—
Gathering and transportation	72.6	75.5	187.5	185.7	—	521.3
Processing	39.2	1.5	119.7	125.9	—	286.3
NGL services	—	82.0	—	0.2	—	82.2
Crude services	21.4	33.3	14.9	0.7	—	70.3
Other services	0.8	1.6	(0.3)	0.7	—	2.8
Midstream services	134.0	193.9	321.8	313.2	—	962.9
NGL services—related parties	—	—	—	1.6	(1.6)	—
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	0.2	—	—	(0.2)	—
Midstream services—related parties	—	0.2	0.1	1.6	(1.9)	—
Revenue from contracts with customers	3,865.4	5,966.8	1,610.5	1,011.1	(2,926.0)	9,527.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(3,280.3)	(5,462.4)	(1,124.4)	(631.7)	2,926.0	(7,572.8)
Realized gain (loss) on derivatives	(9.0)	2.9	(13.1)	(6.7)	—	(25.9)
Change in fair value of derivatives	9.6	7.7	5.6	17.3	—	40.2
Adjusted gross margin	585.7	515.0	478.6	390.0	—	1,969.3
Operating expenses	(200.2)	(140.7)	(90.9)	(93.1)	—	(524.9)
Segment profit	385.5	374.3	387.7	296.9	—	1,444.4
Depreciation and amortization	(154.5)	(156.5)	(201.8)	(121.1)	(5.5)	(639.4)
Gain (loss) on disposition of assets	0.1	(13.8)	0.5	(4.8)	—	(18.0)
General and administrative	—	—	—	—	(125.2)	(125.2)
Interest expense, net of interest income	—	—	—	—	(245.0)	(245.0)
Loss on extinguishment of debt	—	—	—	—	(6.2)	(6.2)
Loss from unconsolidated affiliate investments	—	—	—	—	(5.6)	(5.6)
Other income	—	—	—	—	0.8	0.8
Income (loss) before non-controlling interest and income taxes	$231.1	$204.0	$186.4	$171.0	$(386.7)	$405.8
Capital expenditures	$210.2	$33.7	$63.8	$22.8	$7.1	$337.6
____________________________
(1)Includes related party cost of sales of $28.2 million for the year ended December 31, 2022.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2021
Natural gas sales	$609.4	$693.5	$213.4	$150.0	$—	$1,666.3
NGL sales	0.9	3,353.1	2.0	1.1	—	3,357.1
Crude oil and condensate sales	677.4	212.0	81.2	—	—	970.6
Product sales	1,287.7	4,258.6	296.6	151.1	—	5,994.0
NGL sales—related parties	1,008.4	129.7	630.8	447.0	(2,215.9)	—
Crude oil and condensate sales—related parties	—	—	0.1	7.1	(7.2)	—
Product sales—related parties	1,008.4	129.7	630.9	454.1	(2,223.1)	—
Gathering and transportation	46.8	64.7	186.9	157.0	—	455.4
Processing	29.1	2.4	98.7	108.3	—	238.5
NGL services	—	82.6	—	0.3	—	82.9
Crude services	18.4	39.3	12.8	0.7	—	71.2
Other services	0.2	1.7	0.6	0.5	—	3.0
Midstream services	94.5	190.7	299.0	266.8	—	851.0
Crude services—related parties	—	—	0.3	—	(0.3)	—
Other services—related parties	—	2.4	—	—	(2.4)	—
Midstream services—related parties	—	2.4	0.3	—	(2.7)	—
Revenue from contracts with customers	2,390.6	4,581.4	1,226.8	872.0	(2,225.8)	6,845.0
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(1,996.1)	(4,091.2)	(796.6)	(531.8)	2,225.8	(5,189.9)
Realized loss on derivatives	(75.6)	(42.3)	(22.6)	(6.2)	—	(146.7)
Change in fair value of derivatives	(7.7)	0.7	—	(5.4)	—	(12.4)
Adjusted gross margin	311.2	448.6	407.6	328.6	—	1,496.0
Operating expenses	(81.5)	(123.7)	(80.0)	(77.7)	—	(362.9)
Segment profit	229.7	324.9	327.6	250.9	—	1,133.1
Depreciation and amortization	(139.9)	(141.0)	(204.3)	(114.3)	(8.0)	(607.5)
Impairments	—	(0.6)	—	—	(0.2)	(0.8)
Gain on disposition of assets	—	1.2	—	0.3	—	1.5
General and administrative	—	—	—	—	(107.8)	(107.8)
Interest expense, net of interest income	—	—	—	—	(238.7)	(238.7)
Loss from unconsolidated affiliate investments	—	—	—	—	(11.5)	(11.5)
Income (loss) before non-controlling interest and income taxes	$89.8	$184.5	$123.3	$136.9	$(366.2)	$168.3
Capital expenditures	$141.6	$9.3	$30.4	$11.9	$2.8	$196.0
____________________________
(1)Includes related party cost of sales of $17.9 million for the year ended December 31, 2021.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2020
Natural gas sales	$150.1	$330.5	$153.1	$70.3	$—	$704.0
NGL sales	0.2	1,545.4	2.8	—	—	1,548.4
Crude oil and condensate sales	558.1	126.7	40.3	—	—	725.1
Product sales	708.4	2,002.6	196.2	70.3	—	2,977.5
NGL sales—related parties	312.6	31.4	296.4	115.2	(755.6)	—
Crude oil and condensate sales—related parties	0.6	—	(0.1)	3.6	(4.1)	—
Product sales—related parties	313.2	31.4	296.3	118.8	(759.7)	—
Gathering and transportation	42.8	46.5	228.7	179.2	—	497.2
Processing	24.1	2.0	123.6	132.6	—	282.3
NGL services	—	75.8	—	0.2	—	76.0
Crude services	16.8	45.2	16.5	0.2	—	78.7
Other services	1.2	1.6	0.4	0.9	—	4.1
Midstream services	84.9	171.1	369.2	313.1	—	938.3
Crude services—related parties	—	—	0.3	—	(0.3)	—
Midstream services—related parties	—	—	0.3	—	(0.3)	—
Revenue from contracts with customers	1,106.5	2,205.1	862.0	502.2	(760.0)	3,915.8
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(842.2)	(1,787.0)	(365.5)	(153.8)	760.0	(2,388.5)
Realized loss on derivatives	(1.1)	(6.0)	(4.4)	—	—	(11.5)
Change in fair value of derivatives	1.1	(6.5)	(4.5)	(0.6)	—	(10.5)
Adjusted gross margin	264.3	405.6	487.6	347.8	—	1,505.3
Operating expenses	(94.2)	(120.0)	(82.2)	(77.4)	—	(373.8)
Segment profit	170.1	285.6	405.4	270.4	—	1,131.5
Depreciation and amortization	(125.2)	(145.8)	(216.9)	(143.4)	(7.3)	(638.6)
Impairments	(184.6)	(170.0)	(0.7)	—	(7.5)	(362.8)
Gain (loss) on disposition of assets	(11.2)	0.1	0.3	2.0	—	(8.8)
General and administrative	—	—	—	—	(103.3)	(103.3)
Interest expense, net of interest income	—	—	—	—	(223.3)	(223.3)
Gain on extinguishment of debt	—	—	—	—	32.0	32.0
Income from unconsolidated affiliate investments	—	—	—	—	0.6	0.6
Other income	—	—	—	—	0.3	0.3
Income (loss) before non-controlling interest and income taxes	$(150.9)	$(30.1)	$188.1	$129.0	$(308.5)	$(172.4)
Capital expenditures	$181.1	$44.6	$17.9	$16.9	$2.1	$262.6
____________________________
(1)Includes related party cost of sales of $8.7 million for the year ended December 31, 2020.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The table below represents information about segment assets as of December 31, 2022 and 2021 (in millions):

Segment Identifiable Assets:	December 31, 2022	December 31, 2021
Permian	$2,661.4	$2,358.6
Louisiana	2,310.7	2,428.6
Oklahoma	2,420.4	2,619.5
North Texas	1,094.6	896.8
Corporate (1)	163.9	179.7
Total identifiable assets	$8,651.0	$8,483.2
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(17) Supplemental Cash Flow Information

The following schedule summarizes cash paid for interest, cash paid (refunded) for income taxes, cash paid for operating leases included in cash flows from operating activities, non-cash investing activities, and non-cash financing activities for the periods presented (in millions):

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2022	2021	2020
Cash paid for interest	$221.1	$208.8	$207.3
Cash paid (refunded) for income taxes	$0.7	$0.3	$(0.7)
Cash paid for operating leases included in cash flows from operating activities	$30.5	$24.6	$24.6

Non-cash investing activities:
Non-cash accrual of property and equipment	$4.2	$12.0	$(39.6)
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$33.4	$18.7	$9.8
Non-cash acquisitions	$1.3	$16.9	$—

Non-cash financing activities:
Receivable from sale of VEX	$—	$—	$10.0
Redemption of mandatorily redeemable non-controlling interest	$(6.5)	$—	$(4.0)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(18) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	December 31, 2022	December 31, 2021
Natural gas and NGLs inventory	$147.1	$49.4
Prepaid expenses and other	19.5	34.2
Other current assets	$166.6	$83.6

Other current liabilities:	December 31, 2022	December 31, 2021
Accrued interest	$57.6	$47.2
Accrued wages and benefits, including taxes	38.1	33.1
Accrued ad valorem taxes	32.0	28.3
Accrued settlement of mandatorily redeemable non-controlling interest	10.5	—
Capital expenditure accruals	23.4	23.2
Short-term lease liability	26.2	18.1
Installment payable (1)	—	10.0
Inactive easement commitment (2)	—	9.8
Operating expense accruals	18.5	9.6
Other	23.3	23.6
Other current liabilities	$229.6	$202.9
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2022), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears in “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

We are managed by the board of directors and executive officers of the Managing Member. The Managing Member is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. The Managing Member has a board of directors, and our common unitholders are not entitled to elect the directors or to participate directly or indirectly in our management or operations. Some of the directors of the Managing Member, including directors with a majority of the voting power of the board of directors, are also directors or officers of GIP. Our operational personnel are employees of the Operating Partnership. References to our officers, directors, and employees are references to the officers, directors, and employees of the Managing Member or the Operating Partnership.

The following table shows information for the members of the Board of Directors of the Managing Member (the “Board”) and the executive officers of the Managing Member. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with EnLink Midstream Manager, LLC
Jesse Arenivas	49	Chief Executive Officer and Director
Benjamin D. Lamb	43	Executive Vice President and Chief Financial Officer
Alaina K. Brooks	48	Executive Vice President, Chief Legal and Administrative Officer, and Secretary
Walter Pinto	59	Executive Vice President and Chief Operating Officer
Leldon E. Echols (1)	67	Chairman of the Board, Member of the Audit (2) and Governance and Compensation Committees
Deborah G. Adams (1)	62	Director, Member of the Sustainability Committee (2) and Audit Committees
William J. Brilliant	47	Director and Member of the Governance and Compensation Committee
Tiffany Thom Cepak (1)	50	Director and Member of the Audit and Conflicts Committees
Benjamin M. Daniel	39	Director
Scott E. Telesz	55	Director and Member of the Sustainability Committee
Kyle D. Vann (1)	75	Director and Member of the Governance and Compensation (2) and Conflicts (2) Committees
____________________________
(1)Independent director.
(2)Chairperson of committee.

Jesse Arenivas, Chief Executive Officer and a director of the Managing Member, has served in these positions since June 2022. Prior to June 2022, Mr. Arenivas served as Vice President (President, CO2 segment) of Kinder Morgan, Inc. (“KMI”) and served in that position since December 2014 where he helped the company grow to become the largest transporter of CO2 in North America. He was also appointed to President of KMI’s Energy Transition Ventures team upon its formation in February 2021. He joined Kinder Morgan in 2003 and has served in various financial, accounting, and business development roles. Prior to joining KMI, Mr. Arenivas spent five years at ConocoPhillips Co. in financial and commercial roles. Mr. Arenivas received a Bachelor of Business Administration in finance from the University of Texas Permian Basin and is a licensed Certified Public Accountant.

Benjamin D. Lamb, Executive Vice President and Chief Financial Officer, has served in this position since November 2022. Mr. Lamb previously served in a number of leadership roles, most recently as Executive Vice President and Chief Operating Officer from June 2018 to November 2022, Executive Vice President—North Texas and Oklahoma from February 2018 to June 2018 and previously as Executive Vice President—Corporate Development, Senior Vice President—Finance and Corporate Development, and Vice President—Finance from December 2012 to February 2018. Prior to December 2012, Mr. Lamb served as a Principal at the investment banking firm Greenhill & Co., which he joined in 2005. In that role, he focused on the evaluation and execution of mergers, acquisitions, and restructuring transactions for clients primarily in the midstream energy, power, and utility industries. Prior to joining Greenhill, he served as an investment banker at UBS Investment Bank in its Mergers and Acquisitions Group and in its Global Energy Group, and at Merrill Lynch in its Global Energy and Power Group. Mr. Lamb received his Bachelor of Business Administration from Baylor University.

Alaina K. Brooks, Executive Vice President, Chief Legal and Administrative Officer, and Secretary, has served in this position since June 2018. Ms. Brooks was appointed as a director of the General Partner in January 2019. Ms. Brooks previously served in a number of our leadership roles, most recently as Senior Vice President, General Counsel and Secretary from September 2014 until June 2018 and as Deputy General Counsel until September 2014. In Ms. Brooks’ current role, she serves on our Executive Leadership Team and leads the legal, regulatory, corporate communications, contract administration, and human resources functions. Prior to 2008, Ms. Brooks practiced law at Weil, Gotshal & Manges LLP and Baker Botts L.L.P., where she counseled clients on matters of complex commercial litigation, risk management, and taxation. Ms. Brooks is a licensed Certified Public Accountant and holds a Juris Doctorate from Duke University School of Law and Bachelor of Science and Master of Science in accounting from Oklahoma State University.

Walter Pinto, Executive Vice President and Chief Operating Officer, has served in this position since November 2022. Prior to November 2022, Mr. Pinto served as Senior Vice President, Operation Excellence from March 2020 to November 2022, where he led the optimization of operational and business performance. Prior to March 2020, Mr. Pinto served as a Senior Advisor of Hastings Equity Partners, a private equity firm, supporting Hastings in the sourcing, diligence, and stewardship of existing portfolio companies and new opportunities. He previously spent 25 years at LyondellBasell Industries in various roles, including as Senior Director, Global Projects, Engineering, Turnarounds, Reliability, and Maintenance and head of several manufacturing complexes. Mr. Pinto has served as a board member of industrial service companies and several trade and community organizations. Mr. Pinto received his Master of Science in mechanical engineering from the University of Wisconsin, Milwaukee, and a Bachelor of Science in mechanical engineering from National Institute of Technology in India.

Leldon E. Echols has served as Chairman of the Board since June 2022 and as a director of the Managing Member since March 2014. Mr. Echols joined Crosstex Energy, Inc, the predecessor to ENLC, as a director in January 2008. Mr. Echols served as a director of the General Partner from March 2014 until January 2019. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. and HollyFrontier Corporation. Mr. Echols brings over 30 years of financial and business experience to the Board. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm’s audit and business advisory practice in North Texas, Colorado, and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols previously served as a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science in accounting from Arkansas State University. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs. Mr. Echols was selected to serve as a director due to his accounting and financial experience and service as the chief financial officer for another public company, among other factors.

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

William J. Brilliant has served as a director of the Managing Member since July 2018. Mr. Brilliant served as a director of the General Partner from July 2018 until January 2019. Mr. Brilliant is a Partner of GIP and a member of GIP’s Investment and Operating Committees. He has been a member of GIP’s investment team since 2007. Prior to joining GIP, he was an investment banker at Lehman Brothers. Mr. Brilliant currently serves on the boards of directors of Hess Midstream Partners GP LLC, Hess Infrastructure Partners, and CyrusOne. He previously served as a director of the general partner of Access Midstream Partners L.P. from June 2012 through July 2014. Mr. Brilliant holds a B.A. from the University of California at Los Angeles and an M.B.A. from the Wharton School of the University of Pennsylvania. Mr. Brilliant was selected to serve as a director due to, among other factors, his energy industry background, particularly his expertise in mergers and acquisitions.

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

Benjamin M. Daniel has served as a director of the Managing Member since April 2022. Mr. Daniel is a Principal at GIP and a key member of GIP’s North American energy investment business, focusing on natural gas, crude oil, refined products, and liquified natural gas. He has been a member of GIP’s investment team since 2012. Prior to joining GIP, Mr. Daniel was a Vice President at Bluescape Resources, where he was focused on unconventional oil and gas resource investing. Prior to that time, he was a consultant at McKinsey and Company, working primarily with oil and gas clients. He currently serves on the board of directors of Medallion Midstream, a privately held midstream oil and gas company. Mr. Daniel holds a Bachelor of Science with Honors in Mathematics and Master of Arts in Philosophy from Stanford University.

Scott E. Telesz has served as a director of the Managing Member since December 2020. Mr. Telesz is an Operating Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, he spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Praxair Canada and Praxair Surface Technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. He currently serves on the board of directors of Hess Midstream GP LLC and of Edinburgh Airport. Mr. Telesz also serves on the Board of Visitors of Duke University’s Pratt School of Engineering. He earned a Bachelor of Science in electrical engineering from Duke University in 1989 and a Master of Business Administration from Harvard Business School. Mr. Telesz was selected to serve as a director due to, among other factors, his extensive executive and business expertise, his engineering background, and his leadership skills.

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

Executive Sessions

The non-management directors meet in executive session without management participation at least quarterly. Currently, our Chairman of the Board, as an independent director, presides at such executive sessions. If, in the future, our Chairman is a member of management, or an affiliate of GIP, we will appoint an independent director to preside at such meetings (the “Lead Independent Director”). Unitholders or interested parties may communicate with non-management directors by sending written communications to the following address to the attention of the Chairman of the Board or Lead Independent Director: EnLink Midstream Manager, LLC, 1722 Routh St., Suite 1300, Dallas, Texas 75201.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and beneficial owners of more than 10% of our common units to file with the Commission reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Forms 3, 4, and 5 reports furnished to us and written representations from our directors and executive officers, we believe that during 2022, all of our directors, executive officers, and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them, other than one Form 3 for Benjamin M. Daniel, which was due on April 11, 2022 but was filed on April 15, 2022.

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

Overview

We do not directly employ any of the persons responsible for managing our business. The Managing Member manages our operations and activities, and the Board and officers make decisions on our behalf. The compensation of the named executive officers and directors of the Managing Member is determined by the Board after consideration of the recommendations of the Committee. The compensation of the named executive officers discussed below reflects total compensation for services with respect to us and all our subsidiaries.

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

•Equity-based awards under the long-term incentive plan should represent a significant portion of the executive’s total compensation in order to retain and incentivize highly qualified executives and to ensure all executives have a meaningful equity stake in us;

•The compensation program should be sufficiently flexible to address special circumstances, including retention initiatives specifically targeted to retain highly qualified executives during challenging times; and

•The compensation program should drive performance and reward contributions in support of our business strategies and achievements.

Compensation Methodology

The Committee annually reviews our executive compensation program and each individual element of compensation. The review includes an analysis of the compensation practices of other companies in our industry, the competitive market for executive talent, the evolving demands of the business, the specific challenges that we may face, and individual and group contributions made by our executives to us and the Managing Member. The Committee recommends to the Board adjustments to the compensation program and to each individual element as determined necessary to achieve our goals. The Committee retains a compensation consultant to assist in its review and to provide input regarding the compensation program and each individual element.

Role of Compensation Consultant

The Committee retained Mercer (US) Inc. (“Mercer”) as its independent compensation consultant to advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of the General Partner during 2022. In particular, Mercer assisted in the Committee’s overall decision-making process with respect to named executive officers and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design, severance program design, and employment onboarding considerations, providing competitive market studies, and informing the Committee about emerging best practices and changes in the regulatory and governance environment. Mercer’s work for the Committee did not raise any conflicts of interest in 2022.

Role of Peer Group and Benchmarking

The Committee and Mercer collaborated to identify the following companies as our peer companies in 2022: Crestwood Equity Partners, L.P., DCP Midstream, L.P., Equitrans Midstream Corporation, Genesis Energy, L.P., Magellan Midstream Partners, L.P., MPLX, L.P., NuStar Energy L.P., ONEOK Inc., and Targa Resources Corp. (the “Peer Group”). The Committee believes the Peer Group is representative of the industry in which we operate. The individual companies were chosen based on a number of factors, including each company’s relative size/market capitalization, relative complexity of its business, similar organizational structure, competition for similar executive talent, and the roles and responsibilities of its named executive officers. The Committee considers the Peer Group companies annually, and historically there have been few changes from year to year. Companies are typically added or removed from the Peer Group as the result of a change in organizational structure, merger or acquisitions in the industry, or relative size/market capitalization as compared to us.

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

Elements of Compensation

For fiscal year 2022, the principal elements of compensation for the named executive officers were the following:

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

Base Salary. The Committee recommends base salaries for the named executive officers based on the historical salaries for services rendered to us and our affiliates, Peer Group data provided by the compensation consultant, compensation surveys, and performance and responsibilities of the named executive officers. The base salaries approved by the Board and paid to our named executive officers for fiscal year 2022 are as follows:

2022 Base Salary
Jesse Arenivas (1)	$700,000
Benjamin D. Lamb (2)	$530,000
Alaina K. Brooks	$486,000
Walter Pinto (2)	$486,000
Barry E. Davis (1)	$784,000
Pablo G. Mercado (3)	$486,000
____________________________
(1)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer and the Board appointed Mr. Arenivas as Chief Executive Officer.
(2)In November 2022, the Board appointed Mr. Lamb as Executive Vice President and Chief Financial Officer and Mr. Pinto as Executive Vice President and Chief Operating Officer. Prior to November 2022, Mr. Lamb served as Executive Vice President and Chief Operating Officer.
(3)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer.

Bonus Awards. The Board and the Committee oversee the STI Program. All employees, including named executive officers, are eligible to receive annual bonuses under the STI Program. Bonuses awarded under the STI Program are based on the achievement of certain metrics established to measure success and are subject to the discretion of the Board and the Committee. The metrics employed by the STI Program contemplate that bonuses may be earned based primarily upon the achievement of certain core goals (collectively, the “Primary Bonus Components”), which may change from year-to-year. For 2022, the STI Program included the following Primary Bonus Components:

•Financial. Adjusted EBITDA and free cash flow after distributions (“FCFAD”) to maximize financial performance.

•Capital Projects. Timely and cost-effective capital projects.

•Operational Excellence. Efficient use of systems, assets, and equipment for meeting contractual obligations, driving customer service, and maximizing cash flow.

•Safety and Sustainability. Prevention of safety incidents and improvement in safety compliance and training, commitment to environmental compliance, and support of our initiative for more sustainable operations.

As reflected in the table below, a separate weighting and associated threshold/target/maximum is applied for each of the Primary Bonus Components. The weighting for each 2022 Primary Bonus Component and associated information are as follows:

Component	Weighting	Threshold Level	Target Level	Maximum Level
Financial - Adjusted EBITDA	55%	$1,065 million	$1,172 million	$1,271 million
Financial - FCFAD	10%	$154 million	$202 million	$241 million
Operational Excellence	15%	Operational Scorecard
Safety and Sustainability	15%	Safety and Sustainability Scorecard
Capital Projects	5%	Timely and cost-effective capital projects
Total Weighting	100%

Each year, performance under the Primary Bonus Components will be measured, as applicable, on an interpolated “threshold/target/maximum” basis. Actual performance below the threshold level results in 0% of target, performance at threshold level results in 50% of target, and performance at the maximum level or higher are capped at 200% of target achievement for that component. Each year, a range of bonus pool values for the STI Program will be established to account for various levels of performance under the Primary Bonus Components, as applied on a weighted average basis. These bonus pool values are a framework and remain subject to the discretion of the Board and the Committee to determine the bonus amounts that are ultimately payable under the STI Program, including to the named executive officers, as further described below.

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

The Board, after considering the recommendations of the Committee, initially establishes the target bonus awards that may be earned and ultimately determines the final bonus amounts, if any, that are payable under the STI Program for the named executive officers. Initial bonus award amounts for consideration by the Committee and the Board for the named executive officers will be established by multiplying (i) the relevant named executive officer’s target bonus percentage by (ii) the relevant named executive officer’s base salary earnings for the applicable year (subject to certain adjustments to account for, among other things, mid-year changes in base salary or a mid-year hiring or termination) by (iii) the achievement percentage for the relevant year.

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

The final amount of bonus for each named executive officer is approved by the Board after consideration of the Committee’s recommendation and assessment of whether such officer met his or her personal performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer, and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by the Committee as a whole. All named executive officers met or exceeded their minimum personal performance objectives for 2022. Accordingly, the Committee and the Board awarded bonuses to the named executive officers as follows:

	Target Bonus Percentage (as a % of Base Salary)	2022 Bonus (as a % of Base Salary)	2022 Bonus Amount ($)
Jesse Arenivas (1)	125%	231.3%	$1,618,750
Benjamin D. Lamb (2)	100%	182.3%	$966,011
Alaina K. Brooks	90%	164.0%	$797,261
Walter Pinto (2)	90%	89.8%	$436,433
Barry E. Davis (1)	125%	151.8%	$1,190,423
Pablo G. Mercado (3)	90%	150.7%	$732,328
____________________________
(1)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer and the Board appointed Mr. Arenivas as Chief Executive Officer.
(2)In November 2022, the Board appointed Mr. Lamb as Executive Vice President and Chief Financial Officer and Mr. Pinto as Executive Vice President and Chief Operating Officer. Prior to November 2022, Mr. Lamb served as Executive Vice President and Chief Operating Officer. In association with his promotion, the target bonus percentage for Mr. Pinto increased from 60% to 90%. Mr. Pinto’s bonus reflects his applicable target bonus percentage during the pro rata portion of the year that he served in each capacity.
(3)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer.

Long-Term Incentive Plan. Our named executive officers and outside directors are also eligible to participate in the EnLink Midstream, LLC 2014 Long-Term Incentive Plan (the “2014 Plan”). The Board, after consideration of the recommendations of the Committee, approves the grants of equity awards to our named executive officers. The Committee believes that equity awards should comprise a significant portion of a named executive officer’s total compensation, foster a culture of ownership, and are a way to align the interests of executives with those of our unitholders. A number of factors are considered when determining grants to each individual named executive officer including but not limited to: compensation surveys, Peer Group data, the named executive officer’s performance on a group and individual basis, company performance, market conditions, succession planning, retention, and other factors as determined by the Committee and/or the Board.
Employees, non-employee directors, and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan. The Committee determines which eligible individuals receive awards under the 2014 Plan, subject to the Board’s approval of awards to our named executive officers. The 2014 Plan is administered by the Committee and permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”), unit awards, cash awards, and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in ENLC were initially reserved for issuance pursuant to awards under the 2014 Plan. In subsequent years, the 2014 Plan has been amended and restated, resulting in an increase to the number of common units reserved for issuance thereunder. As of December 31, 2022, 23,234,126 common units remain eligible for future grants. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash, or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan.

In general, the 2014 Plan is administered by the Committee. With respect to application of the 2014 Plan to non-employee directors, the 2014 Plan is administered by the Board. The Committee generally has the sole discretion to determine which eligible individuals receive awards under the 2014 Plan, subject to the review of the Board of awards to our named executive officers, and the Board has such discretion with respect to which eligible non-employee directors receive awards under 2014 Plan. The 2014 Plan, as currently amended and restated, will automatically expire on September 17, 2030. The Board may amend or terminate the 2014 Plan at any time, subject to any requirement of unitholder approval required by applicable law, rule, or regulation. The Committee may generally amend the terms of any outstanding award under the 2014 Plan at any time. However, no action may be taken by the Board or the Committee under the 2014 Plan that would materially and adversely affect the rights of a participant under a previously granted award without the participant’s consent.

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

Approximately one-third of the Total CF Units (the “Tranche CF Units”) relates to each of the first three performance periods described above (i.e., the Cash Flow performance goal does not relate to the Cumulative Performance Period). The Board will establish the Cash Flow performance targets for purposes of the column in the table below titled “ENLC’s Achieved Cash Flow” for each performance period no later than March 31 of the year in which the relevant performance period begins. Following the end date of a given performance period, the Committee will measure and determine the Cash Flow performance of ENLC to determine the Tranche CF Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end of the Cumulative Performance Period. For 2020, the Cash Flow metric used by the Board was distributable cash flow (“DCF”). In 2021, the Board adopted the metric free cash flow after distribution (“FCFAD”) as the Cash Flow metric for the Performance- Based Award Agreements.

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the FCFAD performance of ENLC for the performance period ending December 31, 2022:

Performance Level	ENLC’s Achieved FCFAD	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $154 million	0%
Threshold	Equal to $154 million	50%
Target	Equal to $202 million	100%
Maximum	Greater than or Equal to $241 million	200%

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

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation) based on the DCF performance of ENLC for the performance period ending December 31, 2020:

Performance Level	ENLC’s Achieved DCF per Unit	Vesting percentage of the Tranche CF Units
Below Threshold	Less than $1.345	0%
Threshold	Equal to $1.345	50%
Target	Equal to $1.494	100%
Maximum	Greater than or Equal to $1.643	200%

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

Retirement and Health Benefits. All eligible employees are offered a variety of health and welfare and retirement programs. The named executive officers are generally eligible for the same programs on the same basis as other employees. The Operating Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2022, the Operating Partnership matched 100% of every dollar contributed for contributions of up to 6% of eligible compensation made by eligible participants. The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses.
Perquisites and Other Benefits. We generally do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax, and related expenses for membership in an industry-related private lunch club (totaling a de minimis amount per year per named executive officer). In connection with Mr. Arenivas’s appointment to the position of Chief Executive Officer, we agreed to reimburse him for commuting and housing expenses for his travel between our Dallas headquarters and his family home in the Houston area. These expenses are quantified under the “All Other Compensation” column in the Summary Compensation Table.

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

The Agreements restrict the officers from competing with us, the Managing Member, the Operating Partnership, ENLK, the General Partner, and their respective affiliates and subsidiaries (the “Company Group”) during the term of employment. The Agreements also restrict the officers from disclosing confidential information of the Company Group and disparaging any member of the Company Group, in each case, during or after the term of their employment. In addition, the Agreements restrict the officers, both during their employment and for varying periods following the termination of employment, from (i) soliciting other employees to terminate their employment with any member of the Company Group or accept employment with a third party and (ii) diverting the business of a client or customer of any member of the Company Group or attempting to convert a client or customer of any member of the Company Group. The Agreements provide the Operating Partnership with equitable remedies and with the right to claw back benefits if the restrictions described in this paragraph are breached by the officer. In the event of a termination, the terminated officer is required to execute a general release of the Company Group in order to receive any benefits under the Agreements.

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

Potential Payments Upon a Change of Control

Under the Change in Control Agreements, if, within a period that begins 120 days prior to and ends 24 months following a change in control (as defined in the Change in Control Agreement), an officer’s employment is terminated without cause (as defined in the Change in Control Agreement) or is terminated by the officer for good reason (as defined in the Change in Control Agreement), such officer will be entitled to the General Benefits, the Outplacement Benefits, the Medical Severance Benefit and the Severance Benefit; each named executive officer would be entitled to two and a half times the Severance Benefit, and other members of senior management would be entitled to one and a half times the Severance Benefit.

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

The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change of control as of December 31, 2022 are set forth in the table in the section below entitled “Payments Upon Termination or Change of Control.”

Role of Executive Officers in Executive Compensation

The Board, after consideration of the recommendations of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. Our Chief Executive Officer makes recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for each of the named executive officers. Our Chief Executive Officer does not make any recommendations regarding his personal compensation.

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

Section 162(m) of the IRC precludes us from taking a tax deduction for individual compensation to certain of our executive officers in excess of $1 million, subject to certain exemptions. While the Committee believes tax deductibility of compensation is an important consideration, the Committee also believes that it is important to retain flexibility in designing compensation programs, and as a result, has not adopted a policy that any particular amount of compensation must be deductible under Section 162(m) of the IRC.

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Restricted Incentive Unit and Performance Unit Awards ($)(3)	All Other Compensation ($)		Total ($)
Jesse Arenivas (4)	2022	376,923	1,618,750	9,277,314	168,435	(7)	11,441,422
Chief Executive Officer

Benjamin D. Lamb (5)	2022	525,577	966,011	2,349,320	426,383	(8)	4,267,290
Executive Vice President and Chief Financial Officer	2021	516,809	852,735	1,984,434	205,645		3,559,623
	2020	519,988	536,056	2,706,036	209,641		3,971,721
Alaina K. Brooks	2022	481,962	797,261	1,478,091	279,925	(9)	3,037,239
Executive Vice President, Chief Legal and Administrative Officer, and Secretary	2021	474,039	703,948	1,133,962	185,407		2,497,356
	2020	465,252	431,666	1,391,674	181,311		2,469,903
Walter Pinto (5)	2022	379,920	436,433	587,331	84,141	(10)	1,487,825
Executive Vice President and Chief Operating Officer

Barry E. Davis (4)	2022	569,980	1,190,423	4,743,592	1,855,231	(11)	8,359,227
Former Chairman and Chief Executive Officer	2021	750,058	1,546,994	3,968,869	643,524		6,909,445
	2020	763,269	983,658	5,412,084	660,582		7,819,593
Pablo G. Mercado (6)	2022	512,949	732,328	1,661,518	445,826	(12)	3,352,621
Former Executive Vice President and Chief Financial Officer	2021	474,000	703,890	1,257,142	150,520		2,585,552
	2020	225,000	408,757	986,400	223,126		1,843,283
____________________________
(1)Salary for the years 2021 and 2020 included regular earnings and a paid time off payout for Messrs. Lamb and Mercado and Ms. Brooks. Salary for the year 2020 also included an additional 27th pay period.
(2)Bonuses include all annual bonus payments paid with respect to the STI Program for the applicable year. All bonuses were paid in cash except in the case of Mr. Mercado, who received $100,000 of his 2020 bonus in restricted incentive units that vested on December 31, 2021. This award was based on the closing price of the ENLC common units as of December 31, 2020, which was $3.71.
(3)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for the assumptions made in our valuation of such awards.
(4)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer and the Board appointed Mr. Arenivas as Chief Executive Officer.
(5)In November 2022, the Board appointed Mr. Lamb as Executive Vice President and Chief Financial Officer and Mr. Pinto as Executive Vice President and Chief Operating Officer. Prior to November 2022, Mr. Lamb served as Executive Vice President and Chief Operating Officer.
(6)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer.
(7)Amount of all other compensation for Mr. Arenivas includes DERs with respect to restricted incentive units of ENLC in the amount of $102,752 and reimbursement of commuting and housing expenses for travel between our Dallas headquarters and his family home in the Houston area in the amount of $65,683.
(8)Amount of all other compensation for Mr. Lamb includes a matching 401(k) contribution of $18,300 and DERs with respect to restricted incentive units of ENLC in the amount of $408,083.
(9)Amount of all other compensation for Ms. Brooks includes a matching 401(k) contribution of $18,300 and DERs with respect to restricted incentive units of ENLC in the amount of $261,625.
(10)Amount of all other compensation for Mr. Pinto includes a matching 401(k) contribution of $18,300 and DERs with respect to restricted incentive units of ENLC in the amount of $65,841.
(11)Amount of all other compensation for Mr. Davis includes a matching 401(k) contribution of $18,300 and DERs with respect to restricted incentive units of ENLC in the amount of $1,836,931.
(12)Amount of all other compensation for Mr. Mercado includes a matching 401(k) contribution of $18,300 and DERs with respect to restricted incentive units of ENLC in the amount of $427,526. Mr. Mercado received $1,876,752 in connection with his departure, paid in January 2023 upon conclusion of the statutory waiting period.

CEO Pay Ratio

For fiscal year 2022, the annual total compensation for Mr. Arenivas was $7.1 million and for the median employee was $149,884. The resulting ratio of annual total compensation of Mr. Arenivas to the annual total compensation of our median employee was 48:1. This pay ratio is a reasonable estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K. As a result of our methodology for determining the pay ratio, which is described below, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions or may make adjustments that we do not make.

To determine the pay ratio, we first identified the median employee by examining 2022 W-2 Box 1 Federal Taxable Wages (the “Taxable Wages Measure”) for all of our employees, excluding our Chief Executive Officer, who were employed on December 30, 2022, the last business day of the 2022 fiscal year. We included all employees, whether employed as full-time, part-time, or on a seasonal basis, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2022. We use the Taxable Wages Measure because it is consistently applied for all employees and because we believe it reasonably reflects the annual compensation of our employees. After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology used for calculating the annual total compensation of our named executive officers as set forth in the 2022 Summary Compensation Table above. We calculated annual total compensation for our Chief Executive Officer by (i) annualizing Mr. Arenivas’ salary, given that Mr. Arenivas was appointed as Chief Executive Officer in June 2022 and (ii) excluding the portion of Mr. Arenivas’ initial equity grant that was in excess of the normal cyclical grant amount.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in the section titled “Compensation Discussion and Analysis” and in the footnotes to such tables.

Grants of Plan-Based Awards for Fiscal Year 2022 Table

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2022.
ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(1)
Jesse Arenivas (7)	6/20/2022	—	—	—	146,370	(2)	1,250,000
	6/20/2022	—	—	—	310,304	(3)	2,649,996
	6/20/2022	229,682	459,364	918,728	—	(6)	5,377,318

Benjamin D. Lamb (8)	3/18/2022	—	—	—	108,952	(4)	966,404
	3/18/2022	—	—	—	9,789	(5)	86,828
	3/18/2022	54,476	108,952	217,904	—	(6)	1,296,087

Alaina K. Brooks	3/18/2022	—	—	—	67,727	(4)	600,738
	3/18/2022	—	—	—	8,081	(5)	71,678
	3/18/2022	33,864	67,727	135,454	—	(6)	805,674

Walter Pinto (8)	3/18/2022	—	—	—	26,502	(4)	235,073
	3/18/2022	—	—	—	4,171	(5)	36,997
	3/18/2022	13,251	26,502	53,004	—	(6)	315,262

Barry E. Davis (7)	3/18/2022	—	—	—	220,848	(4)	1,958,922
	3/18/2022	—	—	—	17,758	(5)	157,513
	3/18/2022	110,424	220,848	441,696	—	(6)	2,627,157

Pablo G. Mercado (9)	3/18/2022	—	—	—	76,561	(4)	679,096
	3/18/2022	—	—	—	8,080	(5)	71,670
	3/18/2022	38,281	76,561	153,122	—	(6)	910,752
____________________________
(1)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for the assumptions made in our valuation of such awards.
(2)These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on June 1, 2024.
(3)These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on June 1, 2025.
(4)These grants include DERs that provide for distribution on restricted incentive units if made on unrestricted common units during the restriction period unless otherwise forfeited and vest 100% on January 1, 2025.
(5)These restricted incentives units vested immediately and are included in the “EnLink Midstream, LLC—Grants of plan-based awards” and “EnLink Midstream, LLC—Units vested” tables.
(6)These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2025, recipients receive DERs, if any, with respect to the number of performance awards vested.
(7)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer and the Board appointed Mr. Arenivas as Chief Executive Officer.
(8)In November 2022, the Board appointed Mr. Lamb as Executive Vice President and Chief Financial Officer and Mr. Pinto as Executive Vice President and Chief Operating Officer. Prior to November 2022, Mr. Lamb served as Executive Vice President and Chief Operating Officer.
(9)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2022

The following table provides information concerning all outstanding equity awards made to a named executive officer as of December 31, 2022.

ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Unit Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)(4)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Jesse Arenivas (6)	2025	310,304	3,816,739	459,364	5,650,177
	2024	146,370	1,800,351	—	—
	2023	—	—	—	—
Benjamin D. Lamb (8)	2025	108,952	1,340,110	108,952	1,340,110
	2024	235,849	2,900,943	235,849	2,900,943
	2023	195,749	2,407,713	195,749	2,407,713
Alaina K. Brooks	2025	67,727	833,042	67,727	833,042
	2024	134,771	1,657,683	134,771	1,657,683
	2023	100,671	1,238,253	100,671	1,238,253
Walter Pinto (8)	2025	26,502	325,975	26,502	325,975
	2024	60,647	745,958	60,647	745,958
	2023	65,789	809,205	65,789	809,205
Barry E. Davis (6)(7)	2025	—	—	—	—
	2024	—	—	346,226	4,258,580
	2023	—	—	256,837	3,159,095
Pablo G. Mercado (9)	2025	—	—	23,417	288,029
	2024	—	—	63,238	777,827
	2023	—	—	91,038	1,119,767
____________________________
(1)Restricted incentive units vesting in 2023 vest on January 1st and July 13th, as applicable. Restricted incentive units vesting in 2024 vest on January 1st and June 1st, as applicable. Restricted incentive units vesting in 2025 vest on January 1st and June 1st, as applicable.
(2)The closing price for the ENLC common units was $12.30 as of December 31, 2022.
(3)Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%.
(4)Vesting of awards in 2022 and 2023 are contingent upon (i) ENLC’s TSR performance measured against a peer group of companies, (ii) ENLC’s achieved distributable cash flow per unit outstanding or ENLC’s achieved free cash flow after distributions depending on the award and vesting tranche as described above.
(5)Vesting of awards in 2024 are contingent upon (i) ENLC’s TSR performance measured against a peer group of companies and (ii) ENLC’s achieved free cash flow after distributions.
(6)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer and the Board appointed Mr. Arenivas as Chief Executive Officer.
(7)Pursuant to the terms of his award agreements, a portion of Mr. Davis’ outstanding restricted incentive units vested and a portion of outstanding performance units vested at 183.6% of target in September 2022 and at 200% of target in February 2023, respectively. The remaining outstanding performance units not vested in 2022 will vest on the original vesting date of January 1, 2023 and January 1, 2024, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.
(8)In November 2022, the Board appointed Mr. Lamb as Executive Vice President and Chief Financial Officer and Mr. Pinto as Executive Vice President and Chief Operating Officer. Prior to November 2022, Mr. Lamb served as Executive Vice President and Chief Operating Officer.
(9)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer. Pursuant to the terms of his award agreements, a portion of Mr. Mercado’s outstanding restricted incentive units vested and a portion of his outstanding performance units vested at 183.6% of target in December 2022. The remaining outstanding performance units not vested in 2022 will vest on the original vesting date of July 13, 2023, January 1, 2024 and January 1, 2025, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.

Units Vested Table for Fiscal Year 2022

The following table provides information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2022.

ENLINK MIDSTREAM, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting	Value Per Unit Realized on Vesting ($)	Total ($)
Jesse Arenivas (1)	—	—	—	—
Benjamin D. Lamb (3)	1/27/2022	104,866	7.90	828,441
	3/18/2022 (5)	9,789	8.87	86,828
Alaina K. Brooks	1/27/2022	78,649	7.90	621,327
	3/18/2022 (4)	8,081	8.87	71,678
Walter Pinto (3)	3/18/2022 (5)	4,171	8.87	36,997
Barry E. Davis (1)(2)	1/27/2022	131,082	7.90	1,035,548
	3/18/2022 (5)	17,758	8.87	157,513
	8/1/2022	135,318	9.80	1,326,116
	8/9/2022	417,861	9.30	3,886,107
	9/2/2022	1,558,742	10.10	15,743,294
Pablo G. Mercado (4)	3/18/2022 (5)	8,080	8.87	71,670
	12/2/2022	530,043	12.62	6,689,143
____________________________
(1)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer and the Board appointed Mr. Arenivas as Chief Executive Officer.
(2)Pursuant to the terms of his award agreements, a portion of Mr. Davis’ outstanding restricted incentive units vested and a portion of outstanding performance units vested at 183.6% of target in September 2022 and at 200% of target in February 2023, respectively. The remaining outstanding performance units not vested in 2022 will vest on the original vesting date of January 1, 2023 and January 1, 2024, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.
(3)In November 2022, the Board appointed Mr. Lamb as Executive Vice President and Chief Financial Officer and Mr. Pinto as Executive Vice President and Chief Operating Officer. Prior to November 2022, Mr. Lamb served as Executive Vice President and Chief Operating Officer.
(4)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer. Pursuant to the terms of his award agreements, a portion of Mr. Mercado’s outstanding restricted incentive units vested and a portion of his outstanding performance units vested at 183.6% of target in December 2022. The remaining outstanding performance units not vested in 2022 will vest on the original vesting date of July 13, 2023, January 1, 2024 and January 1, 2025, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.
(5)These restricted incentives units vested immediately and are included in the “EnLink Midstream, LLC—Grants of plan-based awards” and “EnLink Midstream, LLC—Units vested” tables.

Payments Upon Termination or Change of Control

The following table shows potential payments that would have been made to the named executive officers as of December 31, 2022.

Named Executive Officer	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change of Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change of Control ($)(5)
Jesse Arenivas	4,808,250	29,580	—	5,595,750	11,267,267
Benjamin D. Lamb	3,144,140	29,055	—	3,674,140	13,297,530
Alaina K. Brooks	2,700,741	29,580	—	3,162,441	7,457,957
Walter Pinto	2,700,741	1,523	—	3,162,441	3,762,275
Barry E. Davis (6)	—	—	—	—	—
Pablo G. Mercado (7)	—	—	—	—	—
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
(4)Each named executive officer is entitled to a lump sum payment equal to two and a half times the Severance Benefit, the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if he or she is terminated without cause (as defined in the Change of Control Agreement) or if he or she terminates employment for good reason (as defined in the Change of Control Agreement) within 120 days prior to or two years following a change in control (as defined in the Severance Agreement), subject to compliance with certain non-competition, non-solicitation, and other covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(5)Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change of control (as defined under the long-term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2022.
(6)In June 2022, Mr. Davis retired from his position as Chairman and Chief Executive Officer.
(7)In November 2022, Mr. Mercado departed from his position as Executive Vice President and Chief Financial Officer. Pursuant to his departure, Mr. Mercado received a cash payment of $1,876,752 related to his Severance and Health Care Benefits payable in January 2023 upon conclusion of the statutory waiting period, $732,328, which is a prorated amount related to his 2022 bonus at the time the bonus is payable at the end of March 2023, and accelerated vesting of outstanding equity awards valued at $6,689,143 as of the vesting date.

Compensation of Directors for Fiscal Year 2022

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Deborah G. Adams	112,500	120,144	4,571	237,215
Tiffany Thom Cepak	77,364	120,144	4,571	202,079
Leldon E. Echols	141,683	120,144	4,571	266,398
Kyle D. Vann	123,750	120,144	4,571	248,465
____________________________
(1)On March 18, 2022, Mses. Adams and Cepak and Messrs. Echols and Vann were each granted awards of restricted incentive units with a fair market value of $8.87 per unit and that vested on January 1, 2023. The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for the assumptions made in our valuation of such awards. The number of units granted to each director was based on a unit value of $8.49, the closing trading price on February 14, 2022, and is consistent with the unit value used for grants to Named Executive Officers in the same year. Value on this date represents the Board approved award of equity compensation valued at $115,000. At December 31, 2022, Mses. Adams and Cepak and Messrs. Echols and Vann each held an aggregate of 13,545 outstanding restricted incentive unit awards.
(2)Other Compensation is comprised of DERs with respect to restricted incentive units.

Each director of the Managing Member who is not an employee or partner of the Managing Member or GIP is paid an annual retainer fee of $97,500 except for the Chairman of the Board who is paid an annual retainer of $175,000, and equity compensation valued at $115,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting or each additional meeting that they attend. The respective chairs of each committee received the following annual fees for fiscal year ended 2022: Audit—$20,000, Governance and Compensation Committee—$15,000, Conflicts—$15,000, and Sustainability—$15,000. Directors were also reimbursed for related out-of-pocket expenses.

Jesse Arenivas, as an officer of the Managing Member, William J. Brilliant, Benjamin M. Daniel, and Scott E. Telesz, as representatives of GIP, receive no separate compensation for their respective service as directors.

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

No other member of the Compensation Committee during fiscal 2022 was a current or former officer or employee of the General Partner or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the Commission. None of the General Partner’s executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on the Board or the Committee.

Board Risk Oversight

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

EnLink Midstream, LLC Ownership

The following table shows the beneficial ownership of ENLC, as of February 8, 2023, held by:

•each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;

•all the directors of the Managing Member;
•each named executive officer of the Managing Member; and
•all the directors and executive officers of the Managing Member as a group.

The percentage of total ENLC common units beneficially owned is based on a total of 532,953,926 units (including 62,293,613 common units, which reflects the as-exchanged amount of the outstanding 54,168,359 ENLC Class C Common Units) as of February 8, 2023.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	Total Units Beneficially Owned (2)	Percentage of Total Units Beneficially Owned (4)
Global Infrastructure Investors III, LLC (5)(6)	217,611,656	46.2%	217,611,656	40.8%
ALPS Advisors, Inc. (7)	47,883,103	10.2%	47,883,103	9.0%
Invesco Ltd. (8)	28,229,975	6.0%	28,229,975	5.3%
Jesse Arenivas	—	*	—	*
Benjamin D. Lamb	542,306	*	542,306	*
Alaina K. Brooks	416,714	*	416,714	*
Walter Pinto	116,704	*	116,704	*
Deborah G. Adams	70,269	*	70,269	*
William J. Brilliant	—	*	—	*
Tiffany Thom Cepak	13,545	*	13,545	*
Benjamin M. Daniel	—	*	—	*
Leldon E. Echols	160,294	*	160,294	*
Scott E. Telesz	—	*	—	*
Kyle D. Vann (9)	211,676	*	211,676	*
All directors and executive officers as a group (11 persons)	1,531,508	*	1,531,508	*
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
(3)The percentages reflected in the column below are based on a total of 470,660,313 common units.
(4)The percentages reflected in the column below are based on a total of 532,953,926 common units, which includes the units described in (3) above, and 62,293,613 common units, which reflects the as-exchanged amount of the 54,168,359 ENLC Class C Common Units held by the Series B Preferred Unitholders. The Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. For this reason, the percentages in this column reflect the exchange of the Series B Preferred Units into ENLC common units. Upon any exchange of Series B Preferred Units into ENLC common units, an equal number of ENLC Class C Common Units will be canceled.
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
(6)Between the filing of Amendment No. 2 and February 8, 2023, we repurchased 3,272,120 and 3,471,583 ENLC common units from Stetson I and Stetson II, respectively, pursuant to our Unit Repurchase Agreement with GIP. The amount of GIP ENLC common units shown in the table reflects these repurchases. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 5 and Note 10.”
(7)As reported on Schedule 13G/A filed with the Commission on February 13, 2023 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 47,883,103 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.
(8)Based solely on the Schedule 13G/A filed with the Commission on February 3, 2023 by Invesco Ltd. (“Invesco”). Such filing indicates that Invesco has sole voting and dispositive power with respect to 28,229,975 ENLC common units. The address of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.
(9)Of these ENLC Common Units, 171,631 are held indirectly through The Kyle and Barbara Vann Revocable Trust.

GIP’s Pledge of Equity Interests in ENLC and the Managing Member

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with GIP’s purchase of equity interests in ENLK, ENLC, and the Managing Member from certain subsidiaries of Devon in 2018 (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change of control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. See “Item 1A. Risk Factors—GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change of control of the Managing Member.”

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	9,754,340	(2)	N/A	23,234,126	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
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
(2)The number of securities includes 6,771,408 restricted units that have been granted under the 2014 Plan that have not vested and 3,778 restricted units that have been granted under the GP Plan that have not vested. In addition, the number of securities includes 2,979,154 performance unit awards that have been granted under the 2014 Plan, assuming the target distribution at the time of vesting. Actual issuance of these performance unit awards may range from 0% to 200% of the target distribution depending on performance actually attained. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan.
(3)Effective as of the closing of the Merger, the 2014 Plan, as amended, provided for the issuance of a total of 21,116,046 common units under the 2014 Plan, inclusive of the ENLK units that remained eligible for future grants under the GP Plan immediately prior to the effective time of the Merger (which ENLK units were converted to ENLC common units and included among the available units under the 2014 Plan). No additional grants of equity awards will be made under the GP Plan for periods after the Merger. Additionally, effective as of September 17, 2020, the 2014 Plan, as amended, provided for the issuance of an additional 20,000,000 common units, which altogether provided for the issuance of a total 41,116,046 under the 2014 Plan. Of the 41,116,046 common units that may be awarded under the 2014 Plan, 23,234,126 common units remained eligible for future grants as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with EnLink Midstream Partners, LP

ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner, which allows us to appoint all of the officers and directors of the General Partner and to manage and operate ENLK.

Relationship with GIP

We are managed by our Managing Member, which is wholly-owned by GIP. Therefore, GIP controls us and our ability to manage and operate our business. Additionally, three of our directors, William J. Brilliant, Benjamin M. Daniel, and Scott E. Telesz are representatives of GIP, and they control a majority of the voting power on the Board. Those individuals do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the indemnification agreements as described below.

General and Administrative Expenses. For the year ended December 31, 2022, we did not record any expenses related to transactions with GIP. For the years ended December 31, 2021 and 2020, we recorded general and administrative expenses of $0.5 million and $0.2 million, respectively, related to personnel secondment services provided by GIP.

In March 2022, our data center provider since 2009, CyrusOne Inc. (“CyrusOne”), was purchased by an entity that is owned collectively by funds affiliated with GIP and Kohlberg Kravis Roberts & Co. L.P. William J. Brilliant, a member of our Board and a partner of GIP also serves on the CyrusOne board of directors. For the year ended December 31, 2022, we paid CyrusOne $0.2 million in fees for data center services.

GIP Repurchase Agreement. On February 15, 2022, we and GIP entered into an agreement pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP is the average per unit price paid by us for the common units repurchased from public unitholders. The terms of the agreement with GIP were unanimously approved by the Board and, based upon the related party nature of the agreement with the GIP entities, the Conflicts Committee of the Board. The repurchase agreement was scheduled to terminate as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we renewed the repurchase agreement with GIP for 2023 on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. For more information regarding our repurchase agreement with GIP, refer to “Item 8. Financial Statements and Supplementary Information—Note 5.”

Related Party Transactions

Refer to “Item 8. Financial Statements and Supplementary Information—Note 5” for information about our related party transactions.

Certain Relationships

From time to time, we may do business with other companies affiliated with our board of directors, or with: (1) NGP, (2) Marathon Petroleum Corporation, (3) Targa Resources Partners and Phillips 66, (4) Kinder Morgan, Inc., or (5) WhiteWater Midstream, LLC, Devon, and MPLX LP, our joint venture partners in the: (1) Delaware Basin JV, (2) Ascension JV, (3) GCF, (4) Cedar Cove JV, and (5) Matterhorn JV, respectively. We believe that any such arrangements have been or will be conducted on an arms-length basis.

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

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2022, 2021, and 2020, review of our internal control procedures for the fiscal years ended December 31, 2022, 2021, and 2020, and the reviews of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $2.8 million, $2.5 million, and $2.5 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services in connection with the audit or review of our financial statements for the fiscal years ended December 31, 2022, 2021, and 2020 that were not included in the audit fees listed above.

Tax Fees

KPMG did not perform any tax related services for the years ended December 31, 2022, 2021, and 2020, except for certain tax related services in the amounts of $90.0 thousand and $43.5 thousand for the years ended December 31, 2022 and 2021, respectively, in connection with the preparation of calculations under Internal Revenue Code Section 280G.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” and “Tax Fees” for the fiscal years ended December 31, 2022, 2021, and 2020.

Audit Committee Approval of Audit and Non-Audit Services

All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. The chair of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between meetings of the Audit Committee, provided that the additional services do not affect KPMG’s independence under applicable Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting. For the years ended December 31, 2022 and 2021, the Audit Committee of the Board pre-approved KPMG providing certain tax related services in the amounts of $90.0 thousand and $43.5 thousand, respectively, for the preparation of calculations under Internal Revenue Code Section 280G.

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

4.14		—
Indenture, dated as of August 31, 2022, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 31, 2022, filed with the Commission on August 31, 2022, file No. 001-36336).

4.15		—	Description of Securities (incorporated by reference to Exhibit 4.14 to our Annual Report on Form 10-K dated December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).
10.1		—	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2018, filed with the Commission on July 23, 2018, file No. 001-36336).
10.2	†	—
EnLink Midstream GP, LLC Long-Term Incentive Plan, as amended and restated January 25, 2019 (the “GP Plan”) (incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 dated January 28, 2019, filed with the Commission on January 28, 2019, file No. 333-229393).

10.3	†	—
EnLink Midstream, LLC 2014 Long-Term Incentive Plan, as amended and restated December 16, 2021 (the “2014 Plan”)(incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K dated December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).

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

10.8	†	—
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
Form of Performance Unit Agreement made under the 2014 Plan (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K dated December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).

10.15	†	—
EnLink Midstream, LLC 2023 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the Commission on November 2, 2022, file No. 001-36336).

10.16	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 18, 2019, filed with the Commission on September 23, 2019, file No. 001-36336).

10.17	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K dated December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).

10.18		—
Sale and Contribution Agreement, dated as of October 21, 2020, by and among EnLink Midstream Funding, LLC, EnLink Midstream Operating, LP, and the originators from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 21, 2020, filed with the Commission on October 22, 2020, file No. 001-36336).

10.19		—
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

10.20		—
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

10.21		—
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

10.22		—
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

10.23		—
Unit Repurchase Agreement, dated as of February 15, 2022, between EnLink Midstream, LLC, GIP III Stetson I, L.P. and GIP III Stetson II, L.P. (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K dated December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).

10.24		—
Unit Repurchase Agreement, dated as of December 20, 2022, between EnLink Midstream, LLC, GIP III Stetson I, L.P. and GIP III Stetson II, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 20, 2022, filed with the Commission on December 21, 2022, file No. 001-36336).

21.1	*	—	List of Subsidiaries.
22.1	*	—	Subsidiary Guarantors.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Partnership pursuant to 18 U.S.C. Section 1350.
101	*	—	The following financial information from EnLink Midstream, LLC's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020, (iii) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2022, 2021, and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, and (v) the notes to Consolidated Financial Statements.
104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
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

ENLINK MIDSTREAM, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

February 15, 2023	By:	/s/ JESSE ARENIVAS
Jesse Arenivas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESSE ARENIVAS	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2023
Jesse Arenivas

/s/ DEBORAH G. ADAMS	Director	February 15, 2023
Deborah G. Adams

/s/ WILLIAM J. BRILLIANT	Director	February 15, 2023
William J. Brilliant

/s/ TIFFANY THOM CEPAK	Director	February 15, 2023
Tiffany Thom Cepak

/s/ BENJAMIN M. DANIEL	Director	February 15, 2023
Benjamin M. Daniel

/s/ LELDON E. ECHOLS	Chairman of the Board and Director	February 15, 2023
Leldon E. Echols

/s/ SCOTT E. TELESZ	Director	February 15, 2023
Scott E. Telesz

/s/ KYLE D. VANN	Director	February 15, 2023
Kyle D. Vann

/s/ BENJAMIN D. LAMB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 15, 2023
Benjamin D. Lamb

/s/ J. PHILIPP ROSSBACH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2023
J. Philipp Rossbach