Form 10-Q
period 2023-03-31
EnLink Midstream, LLC
filed 2023-05-03
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of April 27, 2023, the Registrant had 465,989,285 common units outstanding.

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

ASC	The Financial Accounting Standards Board Accounting Standards Codification.
ASC 718	ASC 718, Compensation—Stock Compensation.
ASC 815	ASC 815, Derivatives and Hedging.
ASC 820	ASC 820, Fair Value Measurements.
Ascension JV	Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.
Barnett Shale	A natural gas producing shale reservoir located in North Texas.
Barnett Shale Acquisition	On July 1, 2022, we acquired all of the equity interest in the gathering and processing assets of Crestwood Equity Partners LP located in the Barnett Shale.
Bbl	Barrel.
Bbtu	Billion British thermal units.
Bcf	Billion cubic feet.
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

CFTC	U.S. Commodity Futures Trading Commission.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger processing plant located in the Delaware Basin in Texas.
ENLC	EnLink Midstream, LLC together with its consolidated subsidiaries.
ENLC Class C Common Units	A class of non-economic ENLC common units equal to the number of Series B Preferred Units in order to provide certain voting rights with respect to ENLC to the holders of such Series B Preferred Units.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FCDTCs	Futures and Cleared Derivatives Transactions Customer Agreements.
Federal Reserve	The Board of Governors of the Federal Reserve System of the United States.
GAAP	Generally accepted accounting principles in the United States of America.

Gal	Gallon.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. We own 38.75% of GCF. The GCF assets were temporarily idled to reduce operating expenses in 2021, but are expected to resume operations in 2024.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
ISDAs	International Swaps and Derivatives Association Agreements.
LIBOR	U.S. Dollar London Interbank Offered Rate.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Matterhorn JV	A joint venture with WhiteWater Midstream, LLC, Devon Energy Corporation, and MPLX LP. The Matterhorn JV is expected to construct a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MMgals	Million gallons.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
OPIS	Oil Price Information Service.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Revolving Credit Facility	A $1.40 billion unsecured revolving credit facility entered into by ENLC, which includes a $500.0 million letter of credit subfacility. The Revolving Credit Facility is guaranteed by ENLK.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
SOFR	Secured overnight financing rate.
SPV	EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72.8	$22.6
Accounts receivable:
Trade receivables (1)	86.3	89.2
Accrued revenue and other	537.5	636.0
Fair value of derivative assets	68.5	68.4
Other current assets	94.0	166.6
Total current assets	859.1	982.8
Property and equipment, net of accumulated depreciation of $4,898.8 and $4,774.5, respectively	6,543.4	6,556.0
Intangible assets, net of accumulated amortization of $955.5 and $923.6, respectively	889.3	921.2
Investment in unconsolidated affiliates	140.4	90.2
Fair value of derivative assets	13.6	2.9
Other assets, net	100.6	97.9
Total assets	$8,546.4	$8,651.0
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$111.4	$126.9
Accrued gas, NGLs, condensate, and crude oil purchases (2)	360.0	476.0
Fair value of derivative liabilities	41.1	42.9
Other current liabilities	195.9	229.6
Total current liabilities	708.4	875.4
Long-term debt, net of unamortized issuance cost	4,828.0	4,723.5
Other long-term liabilities	96.6	94.0
Deferred tax liability, net	53.2	42.7
Fair value of derivative liabilities	18.3	2.7

Members’ equity:
Members’ equity (467,137,866 and 468,980,630 units issued and outstanding, respectively)	1,238.7	1,306.4
Accumulated other comprehensive loss	(1.2)	—
Non-controlling interest	1,604.4	1,606.3
Total members’ equity	2,841.9	2,912.7
Commitments and contingencies (Note 16)
Total liabilities and members’ equity	$8,546.4	$8,651.0
____________________________
(1)There was no allowance for bad debt at March 31, 2023. Includes allowance for bad debt of $0.1 million at December 31, 2022.
(2)Includes related party accounts payable balances of $1.2 million and $2.5 million at March 31, 2023 and December 31, 2022, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Revenues:
Product sales	$1,476.3	$2,043.9
Midstream services	279.3	215.0
Gain (loss) on derivative activity	11.9	(31.2)
Total revenues	1,767.5	2,227.7
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	1,271.9	1,794.5
Operating expenses	132.4	120.9
Depreciation and amortization	160.4	152.9
(Gain) loss on disposition of assets	(0.4)	5.1
General and administrative	29.5	29.0
Total operating costs and expenses	1,593.8	2,102.4
Operating income	173.7	125.3
Other income (expense):
Interest expense, net of interest income	(68.5)	(55.1)
Loss from unconsolidated affiliate investments	(0.1)	(1.1)
Other income	—	0.1
Total other expense	(68.6)	(56.1)
Income before non-controlling interest and income taxes	105.1	69.2
Income tax expense	(10.9)	(3.2)
Net income	94.2	66.0
Net income attributable to non-controlling interest	36.0	30.8
Net income attributable to ENLC	$58.2	$35.2
Net income attributable to ENLC per unit:
Basic common unit	$0.12	$0.07
Diluted common unit	$0.12	$0.07
____________________________
(1)Includes related party cost of sales of $1.5 million and $10.6 million for the three months ended March 31, 2023 and 2022, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Net income	$94.2	$66.0
Unrealized gain (loss) on designated cash flow hedge (1)	(1.2)	0.1
Comprehensive income	93.0	66.1
Comprehensive income attributable to non-controlling interest	36.0	30.8
Comprehensive income attributable to ENLC	$57.0	$35.3
____________________________
(1)Includes tax benefit of $0.4 million for the three months ended March 31, 2023.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.8)	2.5	—	—	(16.8)
Unit-based compensation	4.0	—	—	—	4.0
Contributions from non-controlling interests	—	—	—	8.4	8.4
Distributions	(61.7)	—	—	(42.4)	(104.1)
Unrealized loss on designated cash flow hedge (1)	—	—	(1.2)	—	(1.2)
Repurchase of Series C Preferred Units	—	—	—	(3.9)	(3.9)
Common units repurchased	(51.4)	(4.4)	—	—	(51.4)
Net income	58.2	—	—	36.0	94.2
Balance, March 31, 2023	$1,238.7	467.1	$(1.2)	$1,604.4	$2,841.9
____________________________
(1)Includes tax benefit of $0.4 million for the three months ended March 31, 2023.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Three Months Ended March 31,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$94.2	$66.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160.4	152.9
Utility credits redeemed	1.4	5.6
Deferred income tax expense	10.8	3.0
(Gain) loss on disposition of assets	(0.4)	5.1
Non-cash unit-based compensation	4.0	6.6
Non-cash loss on derivatives recognized in net income	1.4	17.3
Amortization of debt issuance costs and net discount of senior unsecured notes	1.5	1.3
Loss from unconsolidated affiliate investments	0.1	1.1
Other operating activities	0.3	(1.1)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	101.1	(139.9)
Natural gas and NGLs inventory, prepaid expenses, and other	68.3	(32.8)
Accounts payable, accrued product purchases, and other accrued liabilities	(171.0)	222.6
Net cash provided by operating activities	272.1	307.7
Cash flows from investing activities:
Additions to property and equipment	(100.7)	(60.2)
Contributions to unconsolidated affiliate investments	(49.7)	—
Other investing activities	0.4	1.0
Net cash used in investing activities	(150.0)	(59.2)
Cash flows from financing activities:
Proceeds from borrowings	1,173.0	500.0
Repayments on borrowings	(1,067.4)	(550.0)
Distributions to members	(61.7)	(56.4)
Distributions to non-controlling interests	(42.4)	(34.6)
Payment to redeem mandatorily redeemable non-controlling interest	(10.5)	—
Redemption of Series B Preferred Units	—	(50.5)
Repurchase of Series C Preferred Units	(3.9)	—
Contributions from non-controlling interests	8.4	7.3
Common unit repurchases	(51.4)	(17.0)
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.8)	(4.2)
Other financing activities	0.8	(0.6)
Net cash used in financing activities	(71.9)	(206.0)
Net increase in cash and cash equivalents	50.2	42.5
Cash and cash equivalents, beginning of period	22.6	26.2
Cash and cash equivalents, end of period	$72.8	$68.7

Supplemental disclosures of cash flow information:
Cash paid for interest	$62.2	$29.4
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$10.4	$8.5
Non-cash accrual of property and equipment	$13.4	$(0.2)

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2023
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

a.Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” As of March 31, 2023, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 41.3% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all of the equity interests in the Managing Member. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

b.Nature of Business

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

As of March 31, 2023, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

(2) Significant Accounting Policies

a.Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation. The effect of these reclassifications had no impact on previously reported members’ equity or net income. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Contractually Committed Fees	Commitments
2023 (remaining)	$98.0
2024	114.9
2025	101.8
2026	100.7
2027	83.8
Thereafter	1,034.1
Total	$1,533.3

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Redeemable Non-Controlling Interest

During the first quarter of 2020, the non-controlling interest holder in one of our non-wholly owned subsidiaries exercised its option to require us to purchase its remaining interest. At the time of the exercise, we and the interest holder did not agree on the value of the interest and a lawsuit was filed by the interest holder. As part of a settlement effected with the interest holder in January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest for $10.5 million.

(3) Acquisition

Central Oklahoma Acquisition

On December 19, 2022, we completed the Central Oklahoma Acquisition. The acquired assets include approximately 900 miles of lean and rich gas gathering pipeline and two processing plants with 280 MMcf/d of total processing capacity. We completed this acquisition to increase the scale and efficiency of our Central Oklahoma assets.

The following table presents the preliminary fair value of the identified assets received and liabilities assumed at the acquisition date (in millions):

Consideration
Cash (including working capital payment)	$100.9
Contingent consideration	1.3
Total consideration	$102.2

Purchase price allocation (1)
Assets acquired:
Current assets	$6.0
Property and equipment	97.1
Other assets, net (2)	0.9
Liabilities assumed:
Current liabilities	(1.4)
Other long-term liabilities (2)	(0.4)
Net assets acquired	$102.2
____________________________
(1)The purchase price allocation was based on preliminary estimates and assumptions, which are subject to change within the measurement period (up to one year from the acquisition date), as we finalize the valuations of the assets acquired and liabilities assumed upon the closing of the acquisition.
(2)“Other assets, net” and “Other long-term liabilities” consist of the right-of-use assets and lease liabilities, respectively, obtained through the Central Oklahoma Acquisition.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Contingent Consideration. The following table represents our change in carrying value of the Amarillo Rattler Acquisition and Central Oklahoma Acquisition contingent consideration liabilities for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Amarillo Rattler Acquisition contingent consideration
Contingent consideration liability, beginning of period (1)	$4.2	$6.9
Change in fair value	0.5	—
Contingent consideration liability, end of period	4.7	6.9

Central Oklahoma Acquisition contingent consideration
Contingent consideration liability, beginning of period (2)	1.3	—
Change in fair value	0.2	—
Contingent consideration liability, end of period	1.5	—

Total contingent consideration
Contingent consideration liability, beginning of period (1)(2)	5.5	6.9
Change in fair value	0.7	—
Contingent consideration liability, end of period	$6.2	$6.9
____________________________
(1)The contingent consideration for the Amarillo Rattler Acquisition was recorded on April 30, 2021.
(2)The contingent consideration for the Central Oklahoma Acquisition was recorded on December 19, 2022.

Pro Forma of Acquisitions for the Three Months Ended March 31, 2022

The following unaudited pro forma condensed consolidated financial information (in millions) for the three months ended March 31, 2022 gives effect to the Barnett Shale Acquisition on July 1, 2022 and the Central Oklahoma Acquisition on December 19, 2022 as if each of the acquisitions had occurred on January 1, 2022.

The unaudited pro forma condensed consolidated financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

Three Months Ended March 31, 2022
Pro forma total revenues	$2,256.9
Pro forma net income	$75.2

(4) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which ranged from 10 to 20 years at the time the intangible assets were originally recorded. The weighted average amortization period for intangible assets is 14.9 years.

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Three Months Ended March 31, 2023
Customer relationships, beginning of period	$1,844.8	$(923.6)	$921.2
Amortization expense	—	(31.9)	(31.9)
Customer relationships, end of period	$1,844.8	$(955.5)	$889.3

Amortization expense was $31.9 million and $32.8 million for the three months ended March 31, 2023 and 2022, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2023 (remaining)	$95.7
2024	127.6
2025	110.2
2026	106.3
2027	106.3
Thereafter	343.2
Total	$889.3

(5) Related Party Transactions

(a)    Transactions with Cedar Cove JV

For the three months ended March 31, 2023 and 2022, we recorded cost of sales of $1.5 million and $10.6 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $1.2 million and $2.5 million at March 31, 2023 and December 31, 2022, respectively.

(b)    Transactions with GIP

General and Administrative Expenses. We did not record any expenses related to transactions with GIP and its affiliates for the three months ended March 31, 2023 and 2022.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(6) Long-Term Debt

As of March 31, 2023 and December 31, 2022, long-term debt consisted of the following (in millions):

	March 31, 2023			December 31, 2022
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Revolving Credit Facility due 2027 (1)	$505.0	$—	$505.0	$255.0	$—	$255.0
AR Facility due 2025 (2)	355.6	—	355.6	500.0	—	500.0
ENLK’s 4.40% Senior unsecured notes due 2024	97.9	—	97.9	97.9	—	97.9
ENLK’s 4.15% Senior unsecured notes due 2025	421.6	(0.1)	421.5	421.6	(0.1)	421.5
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.2)	490.8	491.0	(0.2)	490.8
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLC’s 6.50% Senior unsecured notes due 2030	700.0	—	700.0	700.0	—	700.0
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.1)	444.9	450.0	(5.2)	444.8
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term	$4,869.8	$(5.7)	4,864.1	$4,764.2	$(5.8)	4,758.4
Debt issuance cost (3)			(36.1)			(34.9)
Long-term debt, net of unamortized issuance cost			$4,828.0			$4,723.5
____________________________
(1)The effective interest rate was 6.9% and 6.5% at March 31, 2023 and December 31, 2022, respectively.
(2)The effective interest rate was 5.8% and 5.3% at March 31, 2023 and December 31, 2022, respectively.
(3)Net of accumulated amortization of $16.5 million and $15.1 million at March 31, 2023 and December 31, 2022, respectively.

Revolving Credit Facility

The Revolving Credit Facility permits ENLC to borrow up to $1.40 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. There were $505.0 million in outstanding borrowings under the Revolving Credit Facility and $43.6 million in outstanding letters of credit as of March 31, 2023.

At March 31, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the Revolving Credit Facility for at least the next twelve months.

AR Facility

On October 21, 2020, the SPV entered into the AR Facility. We are the primary beneficiary of the SPV, and we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $589.4 million as of March 31, 2023. As of March 31, 2023, the AR Facility had a borrowing base of $355.6 million and there were $355.6 million in outstanding borrowings under the AR Facility.

At March 31, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

Senior Unsecured Notes

On April 3, 2023, we completed the sale of an additional $300.0 million aggregate principal amount of 6.500% senior notes due 2030 (the “Additional Notes”) at 99% of their face value. The Additional Notes were offered as an additional issue of our existing 6.500% senior notes due 2030 that we issued on August 31, 2022 in an aggregate principal amount of $700.0 million. Net proceeds of approximately $294.5 million were used to repay a portion of the borrowings under the Revolving Credit Facility. The Additional Notes are fully and unconditionally guaranteed by ENLK.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(7) Income Taxes

The components of our income tax expense are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Current income tax expense	$(0.1)	$(0.2)
Deferred income tax expense	(10.8)	(3.0)
Income tax expense	$(10.9)	$(3.2)

The following schedule reconciles income tax expense and the amount calculated by applying the statutory U.S. federal tax rate to income before non-controlling interest and income taxes (in millions):

	Three Months Ended March 31,
	2023	2022
Expected income tax expense based on federal statutory rate	$(14.5)	$(8.1)
State income tax expense, net of federal benefit	(1.8)	(1.1)
Unit-based compensation (1)	6.5	(2.0)
Change in valuation allowance	—	7.1
Other	(1.1)	0.9
Income tax expense	$(10.9)	$(3.2)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of unit-based awards.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. As of March 31, 2023, we had $53.2 million of deferred tax liabilities, net of $731.9 million of deferred tax assets. As of December 31, 2022, we had $42.7 million of deferred tax liabilities, net of $714.1 million of deferred tax assets.

We provide a valuation allowance, if necessary, to reduce deferred tax assets, if all, or some portion, of such assets will more than likely not be realized. We previously established a valuation allowance, primarily related to federal and state tax operating loss carryforwards for which we did not believe a tax benefit was more likely than not to be realized. As of March 31, 2023, we did not record a valuation allowance and management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets.

(8) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of March 31, 2023 and December 31, 2022, there were 54,168,359 Series B Preferred Units issued and outstanding, respectively.

In January 2022, we redeemed 3,333,334 Series B Preferred Units for total consideration of $50.5 million plus accrued distributions. In addition, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price represented 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we agreed with the holders of the Series B Preferred Units to pay cash in lieu of making a quarterly distribution in-kind of additional Series B Preferred Units (the “PIK Distribution”) through the distribution declared for the fourth quarter of 2022. Beginning with the quarterly distribution declared for the first quarter of 2023, we will resume paying a PIK distribution.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the three months ended March 31, 2023 and 2022 is provided below:

Declaration period	PIK Distribution	Cash distribution (in millions)	Date paid/payable
2023
Fourth Quarter of 2022	—	$17.3	February 13, 2023
First Quarter of 2023	135,421	$15.2	May 12, 2023

2022
Fourth Quarter of 2021	—	$19.2	February 11, 2022 (1)
First Quarter of 2022	—	$17.5	May 13, 2022 (2)
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

For tax purposes, holders of Series B Preferred Units are allocated items of gross income from ENLK in respect of each Series B Preferred Unit until the cumulative amount of gross income so allocated equals the cumulative amount of distributions made in respect of such Series B Preferred Unit, but not in excess of such Series B Preferred Unit’s pro rata share of the net income of ENLK for the allocation year (the “Allocation Cap”). Because of the application of the Allocation Cap in 2022 and prior years, as of December 31, 2022, the cumulative amount of distributions made in respect of each Series B Preferred Unit exceeded the cumulative amount of gross income allocated to each Series B Preferred Unit by $5.99 per Series B Preferred Unit (the “Catch-Up Taxable Income Allocation”). As a result, holders of Series B Preferred Units will ultimately be allocated taxable income during future periods equal to the Catch-Up Taxable Income Allocation plus the amount of distributions received in respect of Series B Preferred Units, if ENLK generates positive net income.

b.Series C Preferred Units

Repurchase

In February 2023, we repurchased 4,500 Series C Preferred Units for total consideration of $3.9 million. The repurchase price represented 87% of the preferred units’ par value.

Distributions

Distributions on the Series C Preferred Units accrue quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose. Distributions on the Series C Preferred Units will accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to the floating rate of the three-month LIBOR plus a spread of 4.11%. Income is allocated to the Series C Preferred Units in an amount equal to the earned distribution for the respective reporting period.

As of March 31, 2023 and December 31, 2022, there were 376,500 and 381,000 Series C Preferred Units issued and outstanding, respectively. ENLK made distributions of $8.4 million to the holders of Series C Preferred Units during the three months ended March 31, 2023. There was no distribution activity for the three months ended March 31, 2022. For the distribution period of March 16, 2023 through June 15, 2023, the distribution rate per unit is 9.051%, which is comprised of the three-month LIBOR rate of 4.941% plus a spread of 4.11%. The distribution of $8.5 million is payable on June 15, 2023 to the holders of Series C Preferred Units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(9) Members’ Equity

a.Common Unit Repurchase Program

In December 2022, the board of directors of the Managing Member (the “Board”) reauthorized our common unit repurchase program for 2023 and set the amount available for repurchases of outstanding common units during 2023 at up to $200.0 million, including repurchases of common units held by GIP. Repurchases under the common unit repurchase program will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time.

The following table summarizes our ENLC common unit repurchase activity for the periods presented (in millions, except for unit amounts):

	Three Months Ended March 31,
	2023	2022
Publicly held ENLC common units	2,207,305	2,093,842
ENLC common units held by GIP (1)	2,237,110	—
Total ENLC common units	4,444,415	2,093,842

Aggregate cost for publicly held ENLC common units	$26.8	$17.0
Aggregate cost for ENLC common units held by GIP	24.6	—
Total aggregate cost for ENLC common units	$51.4	$17.0

Average price paid per publicly held ENLC common unit	$12.14	$8.12
Average price paid per ENLC common unit held by GIP (2)	$11.01	$—
____________________________
(1)For the three months ended March 31, 2023, the units represent GIP’s pro rata share of the aggregate number of common units repurchased by us under our common unit repurchase program during the fourth quarter of 2022.
(2)For the three months ended March 31, 2023, the per unit price we paid to GIP was the average per unit price paid by us for publicly held ENLC common units repurchased, less broker commissions, during the fourth quarter of 2022.

Additionally, on May 1, 2023, we repurchased 1,910,877 ENLC common units held by GIP at an aggregate cost of $23.2 million, or an average of $12.12 per common unit. These units represent GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended March 31, 2023. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the GIP units.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended March 31,
	2023	2022
Distributed earnings allocated to:
Common units (1)	$58.6	$54.4
Unvested unit-based awards (1)	0.9	1.1
Total distributed earnings	$59.5	$55.5
Undistributed loss allocated to:
Common units	$(1.3)	$(19.9)
Unvested unit-based awards	—	(0.4)
Total undistributed loss	$(1.3)	$(20.3)
Net income attributable to ENLC allocated to:
Common units	$57.3	$34.5
Unvested unit-based awards	0.9	0.7
Total net income attributable to ENLC	$58.2	$35.2
Net income attributable to ENLC per unit:
Basic	$0.12	$0.07
Diluted	$0.12	$0.07
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended March 31,
	2023	2022
Basic weighted average units outstanding:
Weighted average common units outstanding	468.9	484.0

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	468.9	484.0
Dilutive effect of unvested unit-based awards	4.4	6.6
Total weighted average diluted common units outstanding	473.3	490.6

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Distributions

A summary of our distribution activity related to the ENLC common units for the three months ended March 31, 2023 and 2022, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2023
Fourth Quarter of 2022	$0.12500	February 13, 2023
First Quarter of 2023	$0.12500	May 12, 2023

2022
Fourth Quarter of 2021	$0.11250	February 11, 2022
First Quarter of 2022	$0.11250	May 13, 2022

(10) Investment in Unconsolidated Affiliates

As of March 31, 2023, our unconsolidated investments consisted of a 38.75% ownership in GCF, a 30% ownership in the Cedar Cove JV, and a 15% ownership in the Matterhorn JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended March 31,
	2023	2022
GCF
Contributions	$6.2	$—
Equity in loss	$(1.1)	$(0.7)

Cedar Cove JV
Distributions	$(0.1)	$(0.2)
Equity in loss	$(0.6)	$(0.4)

Matterhorn JV
Contributions	$43.5	$—
Equity in income	$1.6	$—

Total
Contributions	$49.7	$—
Distributions	$(0.1)	$(0.2)
Equity in loss	$(0.1)	$(1.1)

The following table shows the balances related to our investment in unconsolidated affiliates as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
GCF	$31.4	$26.3
Cedar Cove JV (1)	(5.1)	(4.4)
Matterhorn JV	109.0	63.9
Total investment in unconsolidated affiliates	$135.3	$85.8
____________________________
(1)As of March 31, 2023 and December 31, 2022, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheets.

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Cost of unit-based compensation charged to operating expense	$0.9	$1.6
Cost of unit-based compensation charged to general and administrative expense	3.1	5.0
Total unit-based compensation expense	$4.0	$6.6
Amount of related income tax benefit recognized in net income (1)	$0.9	$1.6
____________________________
(1)For the three months ended March 31, 2023 and 2022, the amount of related income tax benefit recognized in net income excluded $6.5 million of income tax benefit and $2.0 million of income tax expense, respectively, related to book-to-tax differences recorded upon the vesting of unit-based awards.

b.Restricted Incentive Units

The restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the three months ended March 31, 2023 is provided below:

	Three Months Ended March 31, 2023
Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of period	6,775,186	$5.89
Granted	1,244,629	10.85
Vested (1)	(2,201,569)	6.07
Forfeited	(55,101)	5.61
Unvested, end of period	5,763,145	$6.90
Aggregate intrinsic value, end of period (in millions)	$62.5
____________________________
(1)Vested units included 658,435 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2023 and 2022 is provided below (in millions):

	Three Months Ended March 31,
Restricted Incentive Units:	2023	2022
Aggregate intrinsic value of units vested	$27.1	$7.6
Fair value of units vested	$13.4	$10.7

As of March 31, 2023, there were $25.2 million of unrecognized compensation costs that related to non-vested ENLC restricted incentive units. These costs are expected to be recognized over a weighted-average period of 2.0 years.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Performance Units

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

The following table presents a summary of the performance units:

	Three Months Ended March 31, 2023
Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,979,154	$6.44
Granted	420,128	11.67
Vested (1)	(899,919)	9.03
Non-vested, end of period	2,499,363	$6.39
Aggregate intrinsic value, end of period (in millions)	$27.1
____________________________
(1)Vested units included 668,829 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three months ended March 31, 2023 and 2022 is provided below (in millions).

	Three Months Ended March 31,
Performance Units:	2023	2022
Aggregate intrinsic value of units vested	$22.0	$5.6
Fair value of units vested	$8.1	$11.0

As of March 31, 2023, there were $13.8 million of unrecognized compensation costs that related to non-vested ENLC performance units. These costs are expected to be recognized over a weighted-average period of 2.0 years.

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

Performance Units:	March 2023
Grant-date fair value	$10.40
Beginning TSR Price	$11.67
Risk-free interest rate	3.76%
Volatility factor	64.00%

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(12) Derivatives

Interest Rate Swaps

In January 2023, we entered into a $400.0 million interest rate swap to manage the interest rate risk associated with our floating-rate, SOFR-based borrowings. Under this arrangement, we pay a fixed interest rate of 3.8565% in exchange for SOFR-based variable interest through February 2026. Assets or liabilities related to this interest rate swap contract are included in the fair value of derivative assets and liabilities on the consolidated balance sheets, and the change in fair value of this contract is recorded net as gain or loss on designated cash flow hedges on the consolidated statements of comprehensive income. Monthly, upon settlement, we reclassify the gain or loss associated with the interest rate swap into interest expense from accumulated other comprehensive income (loss). We designated this interest rate swap as a cash flow hedge in accordance with ASC 815. There is no ineffectiveness related to this hedge.

The components of the unrealized gain (loss) on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Change in fair value of interest rate swaps	$(1.6)	$0.1
Tax benefit	0.4	—
Unrealized gain (loss) on designated cash flow hedge	$(1.2)	$0.1

The fair value of derivative assets and liabilities related to interest rate swaps are as follows (in millions):

	March 31, 2023	December 31, 2022
Fair value of derivative assets—current	$3.1	$—
Fair value of derivative liabilities—long-term	(4.7)	—
Net fair value of interest rate swaps	$(1.6)	$—

The interest expense, recognized from accumulated other comprehensive loss from the monthly settlement of our interest rate swaps and amortization of the termination payments, included in our consolidated statements of operations were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest expense (income)	$(0.5)	$0.1

We expect to recognize an additional $3.1 million of interest income out of accumulated other comprehensive income (loss) over the next twelve months.

Commodity Derivatives

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity derivatives are as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Change in fair value of derivatives	$(1.4)	$(15.1)
Realized gain (loss) on derivatives	13.3	(16.1)
Gain (loss) on derivative activity	$11.9	$(31.2)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to commodity derivatives are as follows (in millions):

	March 31, 2023	December 31, 2022
Fair value of derivative assets—current	$65.4	$68.4
Fair value of derivative assets—long-term	13.6	2.9
Fair value of derivative liabilities—current	(41.1)	(42.9)
Fair value of derivative liabilities—long-term	(13.6)	(2.7)
Net fair value of commodity derivatives	$24.3	$25.7

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity derivatives that we held for price risk management purposes and the related physical offsets at March 31, 2023 (in millions, except volumes). The remaining term of the contracts extend no later than January 2028.

Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	MMgals	(144.3)	$9.1
Natural gas (short contracts)	Swaps and futures	Bbtu	(118.6)	37.4
Natural gas (long contracts)	Swaps and futures	Bbtu	89.3	(21.4)
Crude and condensate (short contracts)	Swaps and futures	MMbbls	(8.9)	4.3
Crude and condensate (long contracts)	Swaps and futures	MMbbls	1.2	(5.1)
Total fair value of commodity derivatives				$24.3

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. Additionally, we have entered into FCDTCs that allow for netting of futures contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap and futures contracts, the maximum loss on our gross receivable position of $79.0 million as of March 31, 2023 would be reduced to $27.5 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs and the FCDTCs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(13) Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	March 31, 2023	December 31, 2022
Interest rate swaps (1)	$(1.6)	$—
Commodity derivatives (2)	$24.3	$25.7
____________________________
(1)The fair values of the interest rate swaps are estimated based on the difference between expected cash flows calculated at the contracted interest rates and the expected cash flows using observable benchmarks for the variable interest rates.
(2)The fair values of commodity derivatives represent the amount at which the instruments could be exchanged in a current arms-length transaction adjusted for our credit risk and/or the counterparty credit risk as required under ASC 820.

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt (1)	$4,828.0	$4,559.2	$4,723.5	$4,385.9
Contingent consideration (2)(3)	$6.2	$6.2	$5.5	$5.5
____________________________
(1)The carrying value of long-term debt is reduced by debt issuance cost, net of accumulated amortization, of $36.1 million and $34.9 million as of March 31, 2023 and December 31, 2022, respectively. The respective fair values do not factor in debt issuance costs.
(2)Consideration for the Amarillo Rattler Acquisition included a contingent component capped at $15.0 million and payable, if at all, between 2024 and 2026 based on Diamondback E&P LLC’s drilling activity above historical levels. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs.
(3)Consideration for the Central Oklahoma Acquisition included a contingent component, which is payable, if at all, between 2024 and 2027 based on fee revenue earned on certain contractually specified volumes for the annual periods beginning January 1, 2023 through December 31, 2026. Estimated fair values were calculated using a discounted cash flow analysis that utilized Level 3 inputs.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

The fair values of all senior unsecured notes as of March 31, 2023 and December 31, 2022 were based on Level 2 inputs from third-party market quotations.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(14) Segment Information

We manage and report our activities primarily according to the geography and nature of activity. We have five reportable segments:

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

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2023
Natural gas sales	$129.3	$131.8	$66.8	$14.5	$—	$342.4
NGL sales	0.4	857.9	8.6	(1.0)	—	865.9
Crude oil and condensate sales	186.7	56.6	24.7	—	—	268.0
Product sales	316.4	1,046.3	100.1	13.5	—	1,476.3
NGL sales—related parties	237.5	4.4	118.0	79.5	(439.4)	—
Crude oil and condensate sales—related parties	—	—	—	2.7	(2.7)	—
Product sales—related parties	237.5	4.4	118.0	82.2	(442.1)	—
Gathering and transportation	23.3	20.0	54.8	52.1	—	150.2
Processing	14.0	0.3	35.3	32.1	—	81.7
NGL services	—	27.8	—	—	—	27.8
Crude services	6.0	6.5	4.5	0.2	—	17.2
Other services	1.7	0.4	0.1	0.2	—	2.4
Midstream services	45.0	55.0	94.7	84.6	—	279.3
NGL services—related parties	—	—	—	0.6	(0.6)	—
Midstream services—related parties	—	—	—	0.6	(0.6)	—
Revenue from contracts with customers	598.9	1,105.7	312.8	180.9	(442.7)	1,755.6
Cost of sales, exclusive of operating expenses and depreciation and amortization (1)	(457.1)	(973.9)	(194.0)	(89.6)	442.7	(1,271.9)
Realized gain (loss) on derivatives	(4.0)	7.2	2.0	8.1	—	13.3
Change in fair value of derivatives	6.3	(9.0)	(1.4)	2.7	—	(1.4)
Adjusted gross margin	144.1	130.0	119.4	102.1	—	495.6
Operating expenses	(48.1)	(33.6)	(24.7)	(26.0)	—	(132.4)
Segment profit	96.0	96.4	94.7	76.1	—	363.2
Depreciation and amortization	(40.0)	(38.3)	(51.9)	(28.8)	(1.4)	(160.4)
Gain on disposition of assets	—	0.1	0.2	0.1	—	0.4
General and administrative	—	—	—	—	(29.5)	(29.5)
Interest expense, net of interest income	—	—	—	—	(68.5)	(68.5)
Loss from unconsolidated affiliate investments	—	—	—	—	(0.1)	(0.1)
Income (loss) before non-controlling interest and income taxes	$56.0	$58.2	$43.0	$47.4	$(99.5)	$105.1
Capital expenditures	$56.7	$12.3	$25.7	$18.1	$1.3	$114.1
____________________________
(1)Includes related party cost of sales of $1.5 million for the three months ended March 31, 2023.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of March 31, 2023 and December 31, 2022 (in millions):

Segment Identifiable Assets:	March 31, 2023	December 31, 2022
Permian	$2,643.6	$2,661.4
Louisiana	2,172.4	2,310.7
Oklahoma	2,402.0	2,420.4
North Texas	1,064.8	1,094.6
Corporate (1)	263.6	163.9
Total identifiable assets	$8,546.4	$8,651.0
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(15) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	March 31, 2023	December 31, 2022
Natural gas and NGLs inventory	$70.0	$147.1
Prepaid expenses and other	24.0	19.5
Other current assets	$94.0	$166.6

Other current liabilities:	March 31, 2023	December 31, 2022
Accrued interest	$63.1	$57.6
Accrued wages and benefits, including taxes	12.8	38.1
Accrued ad valorem taxes	13.8	32.0
Accrued settlement of mandatorily redeemable non-controlling interest (1)	—	10.5
Capital expenditure accruals	41.0	23.4
Short-term lease liability	27.9	26.2
Operating expense accruals	17.0	18.5
Other	20.3	23.3
Other current liabilities	$195.9	$229.6
____________________________
(1)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries.

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

One of our subsidiaries, EnLink Energy GP, LLC (“EnLink Energy”), was involved in industry-wide multi-district litigation arising out of Winter Storm Uri, pending in Harris County, Texas, in which multiple individual plaintiffs asserted personal injury and property damage claims arising out of Winter Storm Uri against an aggregate of over 350 power generators, transmission/distribution utility, retail electric provider, and natural gas defendants across over 150 filed cases. On January 26, 2023, the court dismissed the claims against the pipeline and other natural gas-related defendants in the multi-district litigation, including EnLink Energy. The court’s order was not appealed and the case is continuing without EnLink Energy and the other natural gas-related defendants. Subsequently, several suits were filed in February 2023 by individual plaintiffs (including one matter in which the plaintiffs seek to certify a class of Texas residents affected by Winter Storm Uri) and the alleged assignee of the claims of individual plaintiffs against 90 natural gas producers, pipelines, marketers, sellers, and traders, including EnLink Gas. All of these matters are currently pending in Harris County, Texas. Three of such suits, including the proposed class action, have been incorporated into the aforementioned industry-wide multi-district litigation. We believe the claims in these matters against EnLink Gas lack merit and we intend to vigorously defend against such claims.

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

As of March 31, 2023, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the geography and nature of activity. We have five reportable segments:

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

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 85% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the three months ended March 31, 2023.

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

The following customers individually represented greater than 10% of our consolidated revenues for the three months ended March 31, 2023 and 2022. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Three Months Ended March 31,
	2023	2022
Dow Hydrocarbons and Resources LLC	11.4%	13.9%
Marathon Petroleum Corporation	20.1%	16.1%

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

Production levels by our exploration and production customers are driven in large part by the level of oil and natural gas prices. New drilling activity is necessary to maintain or increase production levels as oil and natural gas wells experience production declines over time. New drilling activity generally moves in the same direction as crude oil and natural gas prices as those prices drive investment returns and cash flow available for reinvestment by exploration and production companies. Accordingly, our operations are affected by the level of crude, natural gas, and NGL prices, the relationship among these prices, and related activity levels from our customers. Low prices for these commodities could reduce the demand for our services and the volumes in our systems.

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. Commodity markets have now recovered from the reduction in global demand and low market prices experienced in 2020 due to the COVID-19 pandemic. However, oil and natural gas prices continue to remain volatile. Oil and natural gas prices rose during 2021 and rose especially rapidly in the first half of 2022 due to various factors, including a rebound in demand from economic activity after COVID-19 shutdowns, supply issues, and geopolitical events, including Russia’s invasion of Ukraine. Since that time, both oil and especially natural gas prices have declined from their peaks during 2022, with natural gas prices declining significantly since the beginning of 2023 and returning to pre-pandemic price levels.

The table below shows the range of closing prices for crude oil, NGL, and natural gas during the three months ended March 31, 2023 and 2022.

		Three Months Ended March 31,
		2023		2022
Commodity	Index	Closing Price	Date	Closing Price	Date
Crude oil (high)	NYMEX	$81.62	January 23, 2023	$123.70	March 8, 2022
Crude oil (low)	NYMEX	$66.74	March 17, 2023	$76.08	January 3, 2022
Crude oil (average) (1)	NYMEX	$75.99	—	$95.01	—
NGL (high)	OPIS Napoleonville	$0.69	January 19, 2023	$1.12	March 8, 2022
NGL (low)	OPIS Napoleonville	$0.49	March 16, 2023	$0.75	January 3, 2022
NGL (average) (1)	OPIS Napoleonville	$0.61	—	$0.92	—
Natural gas (high)	Henry Hub Gas Daily	$4.17	January 4, 2023	$5.64	March 31, 2022
Natural gas (low)	Henry Hub Gas Daily	$1.99	March 29, 2023	$3.72	January 4, 2022
Natural gas (average) (1)	Henry Hub Gas Daily	$2.74	—	$4.56	—
____________________________
(1)The average closing price was computed by taking the sum of the closing prices of each trading day divided by the number of trading days during the period presented.

The volatility in commodity prices may cause our adjusted gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes.

Capital markets and the demands of public investors also affect producer behavior, production levels, and our business. Over the last several years, public investors have exerted pressure on oil and natural gas producers to increase capital discipline and focus on higher investment returns even if it means lower growth. This demand by investors for increased capital discipline from energy companies led to more modest capital investment by producers, curtailed drilling and production activity, and, accordingly, slower growth for us and other midstream companies during the past few years. This trend was amplified in 2020 by the COVID-19 pandemic, which reduced demand for commodities. However, in response to the rise of oil and natural gas prices during 2021 and 2022, capital investments by United States oil and natural gas producers have risen, although global capital investments by oil and natural gas producers remain below historical levels and producers continue to remain cautious.

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. We continue to experience a robust increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity. As a result of this concentration of drilling activity in the Permian Basin, other basins, including those in which we operate in Oklahoma and North Texas, experienced reduced investment and declines in volumes produced. However, the rise in commodity prices during 2022 led to renewed producer interest in Oklahoma and North Texas which has continued into 2023. However, the recent decline in natural gas prices could cause producer activity to decrease in these areas during the second half of 2023.

Our Louisiana segment, while subject to commodity price trends, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong throughout 2021 and 2022 and has continued into 2023, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

For additional discussion regarding these factors, see “Item 1A—Risk Factors—Business and Industry Risks” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

Inflation

Inflation in the United States increased significantly in 2022 and has continued during the first quarter of 2023. In addition, in order to reduce the inflation rate, the Federal Reserve increased its target for the federal funds rate (the benchmark for most interest rates) several times in 2022 and 2023. This trend may continue during the remainder of 2023.

To the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in our business or that result from other steps we take proactively to reduce the impact of inflation on our net operating results. These benefits include: (1) provisions included in our long-term fee-based revenue contracts that offset cost increases in the form of rate escalations based on positive changes in the U.S. Consumer Price Index, Producer Price Index for Finished Goods, or other factors; (2) provisions in our contracts that enable us to pass through higher costs to customers; and (3) higher commodity prices, which generally enhance our results in the form of increased volumetric throughput and demand for our services. For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report. However, a significant or prolonged period of high inflation could adversely impact our results if costs were to increase at a rate greater than the increase in the revenues we receive.

Regulatory Developments

Any regulatory changes could adversely affect our business, financial condition, results of operations or cash flows, including our ability to make cash distributions to our unitholders. For more information, see our risk factors under Item 1A—Risk Factors—“Environmental, Legal Compliance, and Regulatory Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

Other Recent Developments

Organic Growth

Tiger II Processing Plant. In the first half of 2023, we plan to begin moving equipment and facilities associated with the non-operational Cowtown processing plant in North Texas to our Delaware JV operations in the Permian. The relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 150 MMcf/d. We expect to complete the relocation in the second quarter of 2024.

GCF Operations. In January of 2023, we began the process to restart the GCF assets and expect operations to begin in 2024. We will continue to make capital contributions during 2023 associated with the restart of these assets.

Equity

Common Unit Repurchase Program. In the first quarter of 2023, we repurchased 2,207,305 outstanding common units in open market purchases, for an aggregate cost, including commissions, of $26.8 million, or an average of $12.14 per common unit.

GIP Repurchase Agreement. On February 13, 2023, we repurchased 2,237,110 ENLC common units held by GIP for an aggregate cost of $24.6 million, or an average of $11.01 per common unit.

See “Item 1. Financial Statements—Note 9” for more information regarding our common unit repurchases.

Repurchase of Series C Preferred Units. In February 2023, we repurchased 4,500 Series C Preferred Units for total consideration of $3.9 million. The repurchase price represented 87% of the preferred units’ par value.

See “Item 1. Financial Statements—Note 8” for more information regarding the Series C Preferred Units.

Debt

Senior Unsecured Notes Issuance. On April 3, 2023, we completed the sale of an additional $300.0 million aggregate principal amount of 6.500% senior notes due 2030 (the “Additional Notes”) at 99% of their face value. The Additional Notes were offered as an additional issue of our existing 6.500% senior notes due 2030 that we issued on August 31, 2022 in an aggregate principal amount of $700.0 million. Net proceeds of approximately $294.5 million were used to repay a portion of the borrowings under the Revolving Credit Facility. The Additional Notes are fully and unconditionally guaranteed by ENLK.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended March 31,
	2023	2022
Total revenues	$1,767.5	$2,227.7
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,271.9)	(1,794.5)
Operating expenses	(132.4)	(120.9)
Depreciation and amortization	(160.4)	(152.9)
Gross margin	202.8	159.4
Operating expenses	132.4	120.9
Depreciation and amortization	160.4	152.9
Adjusted gross margin	$495.6	$433.2

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Three Months Ended March 31,
	2023	2022
Net income	$94.2	$66.0
Interest expense, net of interest income	68.5	55.1
Depreciation and amortization	160.4	152.9
Loss from unconsolidated affiliate investments	0.1	1.1
Distributions from unconsolidated affiliate investments	0.1	0.2
(Gain) loss on disposition of assets	(0.4)	5.1
Unit-based compensation	4.0	6.6
Income tax expense	10.9	3.2
Unrealized loss on commodity derivatives	1.4	15.1
Costs associated with the relocation of processing facilities (1)	0.4	11.3
Other (2)	0.3	0.3
Adjusted EBITDA before non-controlling interest	339.9	316.9
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(16.2)	(12.6)
Adjusted EBITDA, net to ENLC	$323.7	$304.3
____________________________
(1)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant in the Oklahoma segment to the Permian segment, where it is operating as the Phantom processing plant. The Phantom processing plant began operations in October 2022.
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

Free Cash Flow After Distributions

We define free cash flow after distributions as adjusted EBITDA, net to ENLC, plus (less) (growth and maintenance capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (interest expense, net of interest income); (distributions declared on common units); (accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid); (payment to redeem mandatorily redeemable non-controlling interest); (costs associated with the relocation of processing facilities); non-cash interest (income)/expense; (contributions to investment in unconsolidated affiliates); (payments to terminate interest rate swaps); (current income taxes); and proceeds from the sale of equipment and land.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$272.1	$307.7
Interest expense (1)	67.0	53.7
Utility credits redeemed (2)	(1.4)	(5.6)
Accruals for settled commodity derivative transactions	—	(2.2)
Distributions from unconsolidated affiliate investment in excess of earnings	0.1	0.2
Costs associated with the relocation of processing facilities (3)	0.4	11.3
Other (4)	0.1	1.7
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	(169.4)	172.7
Accounts payable, accrued product purchases, and other accrued liabilities	171.0	(222.6)
Adjusted EBITDA before non-controlling interest	339.9	316.9
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(16.2)	(12.6)
Adjusted EBITDA, net to ENLC	323.7	304.3
Growth capital expenditures, net to ENLC (6)	(92.7)	(40.5)
Maintenance capital expenditures, net to ENLC (6)	(14.2)	(13.9)
Interest expense, net of interest income	(68.5)	(55.1)
Distributions declared on common units	(58.7)	(55.5)
ENLK preferred unit accrued cash distributions (7)	(23.6)	(23.5)
Payment to redeem mandatorily redeemable non-controlling interest (8)	(10.5)	—
Costs associated with the relocation of processing facilities (3)	(0.4)	(11.3)
Contribution to investment in unconsolidated affiliates	(49.7)	—
Other (9)	0.3	0.4
Free cash flow after distributions	$5.7	$104.9
____________________________
(1)Net of amortization of debt issuance costs, net discount of senior unsecured notes, and designated cash flow hedge, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income, which is netted against interest expense but not included in adjusted EBITDA.
(2)Under our utility agreements, we are entitled to a base load of electricity and pay or receive credits, based on market pricing, when we exceed or do not use the base load amounts. Due to Winter Storm Uri, we received credits from our utility providers based on market rates for our unused electricity. These utility credits are recorded as “Other current assets” on our consolidated balance sheets and amortized as we incur utility expenses.
(3)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant in the Oklahoma segment to the Permian segment, where it is operating as the Phantom processing plant. The Phantom processing plant began operations in October 2022.
(4)Includes transaction costs, current income tax expense, and non-cash rent, which relates to lease incentives pro-rated over the lease term.
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
(8)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries. See “Item 1. Financial Statements—Note 2” for more information regarding the redemption.
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

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2023
Total revenues	$601.2	$1,103.9	$313.4	$191.7	$(442.7)	$1,767.5
Cost of sales, exclusive of operating expenses and depreciation and amortization	(457.1)	(973.9)	(194.0)	(89.6)	442.7	(1,271.9)
Adjusted gross margin	144.1	130.0	119.4	102.1	—	495.6
Operating expenses	(48.1)	(33.6)	(24.7)	(26.0)	—	(132.4)
Segment profit	96.0	96.4	94.7	76.1	—	363.2
Depreciation and amortization	(40.0)	(38.3)	(51.9)	(28.8)	(1.4)	(160.4)
Gross margin	$56.0	$58.1	$42.8	$47.3	$(1.4)	$202.8

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended March 31, 2022
Total revenues	$885.0	$1,512.2	$383.6	$242.0	$(795.1)	$2,227.7
Cost of sales, exclusive of operating expenses and depreciation and amortization	(766.7)	(1,388.7)	(276.8)	(157.4)	795.1	(1,794.5)
Adjusted gross margin	118.3	123.5	106.8	84.6	—	433.2
Operating expenses	(45.3)	(33.0)	(21.0)	(21.6)	—	(120.9)
Segment profit	73.0	90.5	85.8	63.0	—	312.3
Depreciation and amortization	(36.7)	(35.5)	(50.9)	(28.4)	(1.4)	(152.9)
Gross margin	$36.3	$55.0	$34.9	$34.6	$(1.4)	$159.4

	Three Months Ended March 31,
	2023	2022
Midstream Volumes:
Consolidated
Gathering and Transportation (MMbtu/d)	7,172,700	6,209,500
Processing (MMbtu/d)	3,469,600	2,900,100
Crude Oil Handling (Bbls/d)	188,100	190,400
NGL Fractionation (Gals/d)	7,690,000	8,033,900
Brine Disposal (Bbls/d)	3,000	3,000
Permian Segment
Gathering and Transportation (MMbtu/d)	1,683,700	1,347,100
Processing (MMbtu/d)	1,560,700	1,256,300
Crude Oil Handling (Bbls/d)	142,600	150,700
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,693,500	2,497,700
Crude Oil Handling (Bbls/d)	18,300	15,900
NGL Fractionation (Gals/d)	7,690,000	8,033,900
Brine Disposal (Bbls/d)	3,000	3,000
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,178,400	1,000,700
Processing (MMbtu/d)	1,164,300	1,029,500
Crude Oil Handling (Bbls/d)	27,200	23,800
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,617,100	1,364,000
Processing (MMbtu/d)	744,600	614,300

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues and Cost of Sales, Exclusive of Operating Expenses and Depreciation and Amortization.

Our consolidated and segment revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, are from natural gas, NGL, crude oil, and condensate product sales and purchases, midstream services that we perform on those commodities, and derivative activity. Fluctuations in our consolidated and segment revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, reflect in large part changes in commodity prices and volumes. Our adjusted gross margin is not directly affected by the commodity price environment because the commodities that we buy and sell are generally based on the same pricing indices. Both consolidated and segment product sales revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, will fluctuate with market prices; however, the adjusted gross margin related to those sales and purchases will not necessarily have a corresponding increase or decrease. Additionally, fluctuations in these measures from changes in commodity prices may be offset by gains or losses from derivative instruments that we use to manage our exposure to commodity price risk associated with such sales and purchases.

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $460.2 million and $522.6 million, respectively, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to the following:

•Product sales revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $567.6 million and $522.6 million, respectively, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to lower commodity prices in 2023.

•Revenues from midstream services increased $64.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher volumes in 2023. Of these higher volumes in 2023, $17.5 million was related to contributions from acquisitions completed during 2022.

•Derivative losses decreased $43.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to $29.4 million of increased realized gains and $13.7 million of decreased unrealized losses.

Operating Expenses. Operating expenses increased $11.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to $5.1 million of higher utility costs, $4.9 million of increased compressor rentals, $3.4 million of higher materials and supplies expense, and $1.6 million of higher compressor overhaul costs. The increase was partially offset by $4.5 million of decreased construction fees and services.

Depreciation and Amortization. Depreciation and amortization increased $7.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to $5.8 million of depreciation due to changes in estimated useful lives, $3.7 million of depreciation due to acquisitions completed in 2022, and $3.4 million of depreciation due to additional assets placed in service. These increases were partially offset by decreased depreciation of $3.5 million related to assets reaching the end of their useful lives and a $1.9 million decrease due to accelerated depreciation recorded in the first quarter of 2022 related to the relocation of assets to the Phantom processing facility.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $68.5 million for the three months ended March 31, 2023 compared to $55.1 million for the three months ended March 31, 2022, an increase of $13.4 million. Interest expense, net of interest income, consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
ENLK and ENLC senior notes	$53.9	$50.3
Revolving Credit Facility	7.5	2.3
AR Facility	6.2	1.1
Amortization of debt issuance costs and net discount of senior unsecured notes	1.5	1.3
Interest rate swaps - realized	(0.5)	0.1
Other	(0.1)	—
Interest expense, net of interest income	$68.5	$55.1

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $0.1 million for the three months ended March 31, 2023 compared to a loss of $1.1 million for the three months ended March 31, 2022, a reduction in loss of $1.0 million. The reduction in loss was primarily attributable to income of $1.6 million related to the Matterhorn JV for the three months ended March 31, 2023. The reduction in loss was partially offset by an increase in loss of $0.4 million related to our GCF investment and $0.2 million related to the Cedar Cove JV.

Income Tax Expense. Income tax expense was $10.9 million for the three months ended March 31, 2023 compared to an income tax expense of $3.2 million for the three months ended March 31, 2022. The increase in income tax expense was primarily attributable to the increase in income between periods. See “Item 1. Financial Statements—Note 7” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $36.0 million for the three months ended March 31, 2023 compared to net income of $30.8 million for the three months ended March 31, 2022, an increase of $5.2 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase in income was primarily due to a $4.5 million increase attributable to NGP’s 49.9% share of the Delaware Basin JV and a $2.4 million increase in income attributable to the Series C Preferred Units. The increase in income was partially offset by a $0.9 million decrease attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV and a $0.8 million decrease in income attributable to the Series B Preferred Units.

Analysis of Operating Segments

We manage and report our activities primarily according to the geography and nature of activity. We have five reportable segments: Permian segment, Louisiana segment, Oklahoma segment, North Texas segment, and Corporate segment. We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. The GAAP measure most directly comparable to adjusted gross margin and segment profit is gross margin. We also believe that investors benefit from having access to the same financial measures that our management uses to evaluate segment results.

See below for our discussion of segment results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $283.8 million and $309.6 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $25.8 million, which was primarily driven by:

•A $34.9 million increase in adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $20.0 million, which was primarily due to higher volumes from existing customers and was partially offset by lower commodity prices. Derivative activity associated with our Permian gas assets increased adjusted gross margin by $14.9 million, which included $0.1 million from decreased realized losses and $14.8 million from increased unrealized gains.
•A $9.1 million decrease in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, decreased $4.8 million, which was primarily due to lower commodity prices. Derivative activity associated with our Permian crude assets decreased adjusted gross margin by $4.3 million, which included $1.7 million from increased realized losses and $2.6 million from decreased unrealized gains.

◦Operating expenses in the Permian segment increased $2.8 million primarily due to $2.7 million of higher compressor rentals, $2.2 million of higher utilities costs, $1.6 million of higher compressor overhaul costs, $0.7 million of higher labor and benefits costs, and $0.6 million of higher materials and supplies expense. These increases in operating expenses were principally due to an increase in operating activity. The increase was offset by $4.2 million of lower construction fees and services and $1.1 million of lower sales and use tax.

◦Depreciation and amortization in the Permian segment increased $3.3 million primarily due to new assets placed into service.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $408.3 million and $414.8 million, respectively, resulting in an increase in adjusted gross margin in the Louisiana segment of $6.5 million, resulting from:

•A $4.6 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $0.2 million, which was primarily due to higher seasonal fees for delivery of normal butane and was partially offset by fluctuations in market prices. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased adjusted gross margin by $4.4 million, which included $3.7 million from increased realized gains and $0.7 million from decreased unrealized losses.
•A $5.7 million increase in adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $1.8 million, which was primarily due to higher transportation volumes and gains on storage activity partially offset by lower processing volumes. Derivative activity associated with our Louisiana gas assets increased adjusted gross margin by $3.9 million, which included $8.0 million from increased realized gains and $4.1 million from increased unrealized losses.
•A $3.8 million decrease in adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $5.9 million, which was primarily due to lower compression fee revenue resulting from the sale of several compressor units and fluctuation in market prices. Derivative activity associated with our ORV crude assets increased adjusted gross margin by $2.1 million from increased realized gains.

◦Operating expenses in the Louisiana segment increased $0.6 million primarily due to higher utility costs.

◦Depreciation and amortization in the Louisiana segment increased $2.8 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $70.2 million and $82.8 million, respectively, resulting in an increase in adjusted gross margin in the Oklahoma segment of $12.6 million, resulting from:

•A $12.7 million increase in adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, increased $1.4 million, which was primarily due to the Central Oklahoma Acquisition in December 2022 and was partially offset by lower commodity prices. Derivative activity associated with our Oklahoma gas assets increased adjusted gross margin by $11.3 million, which included $5.6 million from increased realized gains and $5.7 million from decreased unrealized losses.
•A $0.1 million decrease in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $0.2 million, which was primarily due to fluctuation in market prices. Derivative activity associated with our Oklahoma crude assets increased adjusted gross margin by $0.1 million from increased realized gains.

◦Operating expenses in the Oklahoma segment increased $3.7 million primarily due to $2.0 million of higher compressor rentals, $1.5 million of higher ad valorem taxes, $1.1 million of higher utility costs, and $0.6 million of higher materials and supplies expense due to an increase in operating activity. The increase was offset by $2.0 million of lower construction fees and services.

◦Depreciation and amortization in the Oklahoma segment increased $1.0 million primarily due to increases of $2.0 million related to changes in estimated useful lives and $1.0 million related to the Central Oklahoma Acquisition, partially offset by a $1.9 million decrease related to the transfer of equipment to the Phantom processing facility.

•North Texas Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $50.3 million and $67.8 million, respectively, resulting in an increase in adjusted gross margin in the North Texas segment of $17.5 million. Adjusted gross margin, excluding derivative activity, increased $6.8 million, which was primarily due to the Barnett Shale Acquisition on July 1, 2022 and was partially offset by lower commodity prices. Derivative activity associated with our North Texas segment increased adjusted gross margin by $10.7 million, which included $11.5 million from increased realized gains and $0.8 million from decreased unrealized gains.

◦Operating expenses in the North Texas segment increased $4.4 million primarily due to $2.0 million of higher materials and supplies expense, $1.5 million of higher construction fees and services, $0.7 million of higher ad valorem taxes, $0.6 million of higher labor and benefits costs, and $0.4 million of higher utility costs due to an increase in operating activity and the Barnett Shale Acquisition on July 1, 2022. The increase was offset by $1.0 million of lower sales and use tax.

◦Depreciation and amortization in the North Texas segment increased $0.4 million primarily due to $2.7 million related to the Barnett Shale Acquisition on July 1, 2022 and $1.0 million related to changes in useful lives, partially offset by a $3.5 million decrease due to asset reaching the end of their depreciable lives.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each increased $352.4 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment was $1.4 million for both periods.

Critical Accounting Policies

Information regarding our critical accounting policies is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $272.1 million for the three months ended March 31, 2023 compared to $307.7 million for the three months ended March 31, 2022. Operating cash flows before working capital and changes in working capital for the comparative periods were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Operating cash flows before working capital	$273.7	$257.8
Changes in working capital	(1.6)	49.9

Operating cash flows before changes in working capital increased $15.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The primary contributor to the increase in operating cash flows before working capital was as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity derivative activity, utility credits redeemed or earned, and unit-based compensation, increased $30.1 million. The increase in gross margin is due to a $46.5 million increase in adjusted gross margin, excluding non-cash commodity derivative activity, which was partially offset by a $16.4 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation. For more information regarding the changes in gross margin for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, see “Results of Operations.”

The increase in operating cash flows were partially offset by the following:

•Interest expense, net of interest income, excluding amortization of debt issue costs and net discounts, increased $13.2 million.

•General and administrative expenses, excluding unit-based compensation, increased $2.4 million.

The changes in working capital for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $150.0 million for the three months ended March 31, 2023 compared to $59.2 million for the three months ended March 31, 2022. Our primary investing activities consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Additions to property and equipment (1)	$(100.7)	$(60.2)
Contributions to unconsolidated affiliate investments (2)	(49.7)	—
____________________________
(1)The increase in capital expenditures was due to expansion projects to accommodate increased volumes on our systems.
(2)Represents contributions to the Matterhorn JV and GCF. See “Item 1. Financial Statements—Note 10” for more information regarding the contributions to unconsolidated affiliate investments.

Cash Flows from Financing Activities. Net cash used in financing activities was $71.9 million for the three months ended March 31, 2023 compared to $206.0 million for the three months ended March 31, 2022. Our primary financing activities consisted of the following (in millions):

	Three Months Ended March 31,
	2023	2022
Net repayments on the AR Facility (1)	$(144.4)	$(35.0)
Net borrowings (repayments) on the Revolving Credit Facility (1)	250.0	(15.0)
Distributions to members	(61.7)	(56.4)
Distributions to Series B Preferred Unitholders (2)	(17.3)	(18.6)
Distributions to Series C Preferred Unitholders (2)	(8.4)	—
Distributions to joint venture partners (3)	(16.7)	(16.0)
Payment to redeem mandatorily redeemable non-controlling interest (4)	(10.5)	—
Redemption of Series B Preferred Units (2)	—	(50.5)
Repurchase of Series C Preferred Units (2)	(3.9)	—
Contributions from non-controlling interests (5)	8.4	7.3
Common unit repurchases (6)	(51.4)	(17.0)
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.8)	(4.2)
____________________________
(1)See “Item 1. Financial Statements—Note 6” for more information regarding the AR Facility and the Revolving Credit Facility.
(2)See “Item 1. Financial Statements—Note 8” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units and information on the partial redemption of the Series B Preferred Units and the repurchase of the Series C Preferred Units.
(3)Represents distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV.
(4)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries. See “Item 1. Financial Statements—Note 2” for more information regarding the redemption.
(5)Represents contributions from NGP to the Delaware Basin JV.
(6)See “Item 1. Financial Statements—Note 9” for more information regarding our common unit repurchase program.

Capital Requirements

As of March 31, 2023, the following table summarizes our expected remaining capital requirements for 2023 (in millions):

Capital expenditures, net to ENLC (1)	$313
Operating expenses associated with the relocation of processing facilities, net to ENLC (2)	15
Contributions to unconsolidated affiliate investments (3)	25
Total	$353
____________________________
(1)Excludes capital expenditures that are contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(2)Represents cost incurred that are not part of our ongoing operations related to the relocation of the equipment and facilities associated with the non-operational Cowtown processing plant in North Texas to our Delaware JV operations in the Permian, where it is expected to operate as the Tiger II processing plant. These costs exclude amounts that will be contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(3)Includes contributions made to our GCF investment and the Matterhorn JV.

Our primary remaining capital projects for 2023 include the relocation of the Cowtown processing plant, CCS-related initiatives, the restart of the GCF assets, contributions to unconsolidated affiliate investments, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our remaining 2023 capital requirements from operating cash flows.

It is possible that not all of our planned projects will be commenced or completed. Our ability to pay distributions to our unitholders, to fund planned capital expenditures, to make contributions to unconsolidated affiliate investments, and to make acquisitions will depend upon our future operating performance, which will be affected by prevailing economic conditions in the industry, financial, business, and other factors, some of which are beyond our control.

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of March 31, 2023.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of March 31, 2023 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2023	2024	2025	2026	2027	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,009.2	$—	$97.9	$421.6	$491.0	$—	$2,998.7
Revolving Credit Facility (1)	505.0	—	—	—	—	505.0	—
AR Facility (2)	355.6	—	—	355.6	—	—	—
Acquisition contingent consideration (3)	6.2	—	0.9	0.4	4.6	0.3	—
Interest payable on fixed long-term debt obligations	2,390.0	166.9	213.5	202.6	193.8	170.0	1,443.2
Operating lease obligations	122.4	24.1	22.3	16.1	9.2	8.2	42.5
Purchase obligations	8.7	8.7	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (4)	970.0	54.7	81.9	113.1	100.0	87.9	532.4
Total contractual obligations	$8,367.1	$254.4	$416.5	$1,109.4	$798.6	$771.4	$5,016.8
____________________________
(1)The Revolving Credit Facility permits us to borrow up to $1.40 billion on a revolving credit basis and will mature on June 3, 2027.
(2)The AR Facility will terminate on August 1, 2025.
(3)The estimated fair value of the contingent consideration for the Amarillo Rattler Acquisition and the Central Oklahoma Acquisition was calculated in accordance with the fair value guidance contained in ASC 820. There are a number of assumptions and estimates factored into these fair values and actual contingent consideration payments could differ from these estimated fair values. See “Item 1. Financial Statements—Note 13” for additional information.
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

The interest payable related to the Revolving Credit Facility and the AR Facility is not reflected in the above table because such amounts depend on the outstanding balances and interest rates of the Revolving Credit Facility and the AR Facility, which vary from time to time.

Our contractual cash obligations for the remainder of 2023 are expected to be funded from cash flows generated from our operations.

Indebtedness

Revolving Credit Facility. As of March 31, 2023, there were $505.0 million in outstanding borrowings and $43.6 million in outstanding letters of credit under the Revolving Credit Facility.

AR Facility. As of March 31, 2023, the AR Facility had a borrowing base of $355.6 million and there were $355.6 million in outstanding borrowings under the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Senior Unsecured Notes. As of March 31, 2023, we had $4.0 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047 and there were no meaningful near-term senior unsecured note maturities. On April 3, 2023, we completed the sale of an additional $300.0 million aggregate principal amount of 6.500% senior notes due 2030 (the “Additional Notes”) at 99% of their face value. The Additional Notes were offered as an additional issue of our existing 6.500% senior notes due 2030 that we issued on August 31, 2022 in an aggregate principal amount of $700.0 million.

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

As of March 31, 2023, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

See “Item 1. Financial Statements—Note 6” for more information on our outstanding debt.

Inflation

Inflation in the United States increased significantly in 2022 and has continued during the first quarter of 2023. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business—Inflation” for more information.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the three months ended March 31, 2023 and have determined that none had a material impact to our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about future results and growth of our CCS business, when additional capacity will be operational, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, cost savings or operational, environmental and climate change initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (b) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (c) a default under GIP’s credit facility could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (d) the dependence on key customers for a substantial portion of the natural gas and crude that we gather, process, and transport, (e) developments that materially and adversely affect our key customers or other customers, (f) adverse developments in the midstream business that may reduce our ability to make distributions, (g) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (h) decreases in the volumes that we gather, process, fractionate, or transport, (i) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (j) our ability to receive or renew required permits and other approvals, (k) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (l) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (m) changes in the availability and cost of capital, (n) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (o) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (p) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (q) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (r) impairments to goodwill, long-lived assets and equity method investments, (s) construction risks in our major development projects, (t) challenges we may face in or in connection with our strategy to enter into new lines of business related to the energy transition, (u) the impact of the coronavirus (COVID-19) pandemic (including the impact of any new variants of the virus) and similar pandemics, (v) our ability to effectively integrate and manage assets we acquire through acquisitions, and (w) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 15, 2023, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

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

Commodity Price Risk

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 85% of our adjusted gross margin for the three months ended March 31, 2023 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. For more information regarding our main types of contractual arrangements, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

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

The following table sets forth information related to derivative instruments outstanding at March 31, 2023.

Period	Underlying	Notional Volume (net position)	Reference Price	Price Range	Net Fair Value (Asset/(Liability) (In Millions)
April 2023 - May 2023	Ethane	(20.0) MMgals	OPIS Mt Belvieu	$0.23 - $0.23/Gal	$0.3
April 2023 - March 2024	Propane	(110.9) MMgals	OPIS Mt Belvieu	$0.79 - $1.04/Gal	8.2
April 2023 - December 2023	Normal Butane	(11.3) MMgals	OPIS Mt Belvieu	$0.96 - $1.01/Gal	0.5
April 2023 - April 2023	Natural Gasoline	(2.1) MMgals	OPIS Mt Belvieu	$1.55 - $1.56/Gal	0.1
April 2023 - January 2028	Natural Gas	(17.0) Bbtu	NYMEX	$2.19 - $6.19/MMbtu	24.6
April 2023 - March 2024	Natural Gas	(12.1) Bbtu	Waha basis differential	($3.02) - ($0.81)/MMbtu	(8.6)
April 2023 - April 2023	Natural Gas	(0.1) Bbtu	Henry Hub Gas Daily	$1.98 - $1.98/MMbtu	—
April 2023 - April 2023	Natural Gas	(0.1) Bbtu	NGPL TEXOK Gas Daily	$1.73 - $1.73/MMbtu	—
May 2023 - January 2024	Crude & Condensate	(0.5) MMbbls	NYMEX WTI	$66.33 - $86.23/Bbl	(2.7)
January 2024 - December 2025	Crude & Condensate	(7.2) MMbbls	WTI-Midland and Houston basis differential	$0.70 - $0.90/Bbl	1.9
Total fair value of commodity derivatives					$24.3

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

As of March 31, 2023, our outstanding commodity derivative instruments had a net fair value asset of $24.3 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $19.8 million in the net fair value of these contracts as of March 31, 2023.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At March 31, 2023, we had $505.0 million in outstanding borrowings under the Revolving Credit Facility and $355.6 million in outstanding borrowings under the AR Facility.

In January 2023, we entered into a $400.0 million interest rate swap to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. This swap has been designated as a cash flow hedge. See “Item 1. Financial Statements—Note 12” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $5.1 million and $3.6 million for the Revolving Credit Facility and the AR Facility, respectively. This change in interest expense would be partially offset by a $4.0 million change in the opposite direction due to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028, 2029, and 2030 as these are fixed-rate obligations. As of March 31, 2023, the estimated fair value of the senior unsecured notes was approximately $3,698.6 million, based on the market prices of ENLK’s and our publicly traded debt at March 31, 2023. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $217.8 million decrease in fair value of the senior unsecured notes at March 31, 2023. See “Item 1. Financial Statements—Note 6” for more information on our outstanding indebtedness.

Beginning with the interest period which commenced on December 15, 2022, distributions on ENLK’s Series C Preferred Units are based on a floating rate tied to LIBOR (or an alternative rate to be established) plus 4.11% rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates. See “Item 1. Financial Statements—Note 8” for more information regarding distributions with respect to the Series C Preferred Units.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (March 31, 2023), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of unit-based awards and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
January 1, 2023 to January 31, 2023	1,359,821	$12.56	703,587	$191.0
February 1, 2023 to February 28, 2023	3,503,904	11.61	2,835,075	$158.8
March 1, 2023 to March 31, 2023	907,954	11.35	905,753	$148.6
Total	5,771,679	$11.79	4,444,415
____________________________
(1)The total number of units purchased shown in the table includes 1,327,264 ENLC common units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)In December 2022, the Board reauthorized our common unit repurchase program for 2023 and set the amount available for repurchases of outstanding common units during 2023 at up to $200.0 million. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time. For more information regarding common units repurchased from public unitholders and our repurchase of common units held by GIP, see “Item 1. Financial Statements—Note 9.”

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
Indenture, dated as of August 31, 2022, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, filed on August 31, 2022, file No. 001-36336).

10.1†*	—	Form of 2023 Performance Unit Agreement made under the 2014 Plan.
22.1	—
Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Commission on February 15, 2023, file No. 001-36336).

31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements.
104 *	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
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
May 3, 2023