Form 10-Q
period 2023-06-30
EnLink Midstream, LLC
filed 2023-08-02
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 27, 2023, the Registrant had 461,497,730 common units outstanding.

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

CFTC	U.S. Commodity Futures Trading Commission.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV	Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger processing plant located in the Delaware Basin in Texas.
ENLC	EnLink Midstream, LLC together with its consolidated subsidiaries.
ENLC Class C Common Units	A class of non-economic ENLC common units equal to the number of Series B Preferred Units in order to provide certain voting rights with respect to ENLC to the holders of such Series B Preferred Units.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FCDTCs	Futures and Cleared Derivatives Transactions Customer Agreements.
Federal Reserve	The Board of Governors of the Federal Reserve System of the United States.
GAAP	Generally accepted accounting principles in the United States of America.

Gal	Gallon.
GCF	Gulf Coast Fractionators, which owns an NGL fractionator in Mont Belvieu, Texas. We own 38.75% of GCF. The GCF assets were temporarily idled to reduce operating expenses in 2021 but are expected to resume operations in 2024.
General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
ISDAs	International Swaps and Derivatives Association Agreements.
LIBOR	U.S. Dollar London Interbank Offered Rate.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Matterhorn JV	A joint venture with WhiteWater Midstream, LLC, Devon Energy Corporation, and MPLX LP. The Matterhorn JV is expected to construct a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MMgals	Million gallons.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NYMEX	New York Mercantile Exchange.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
OPIS	Oil Price Information Service.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
POL contracts	Percentage-of-liquids contracts.
POP contracts	Percentage-of-proceeds contracts.
Revolving Credit Facility	A $1.40 billion unsecured revolving credit facility entered into by ENLC, which includes a $500.0 million letter of credit subfacility. The Revolving Credit Facility is guaranteed by ENLK.
Series B Preferred Unit	ENLK’s Series B Cumulative Convertible Preferred Unit.
Series C Preferred Unit	ENLK’s Series C Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Unit.
SOFR	Secured overnight financing rate.
SPV	EnLink Midstream Funding, LLC, a bankruptcy-remote special purpose entity that is an indirect subsidiary of ENLC.
STACK	Sooner Trend Anadarko Basin Canadian and Kingfisher Counties in Oklahoma.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54.8	$22.6
Accounts receivable:
Trade receivables (1)	82.6	89.2
Accrued revenue and other	459.3	636.0
Fair value of derivative assets	83.8	68.4
Other current assets	101.3	166.6
Total current assets	781.8	982.8
Property and equipment, net of accumulated depreciation of $5,026.1 and $4,774.5, respectively	6,503.9	6,556.0
Intangible assets, net of accumulated amortization of $987.4 and $923.6, respectively	857.4	921.2
Investment in unconsolidated affiliates	134.3	90.2
Fair value of derivative assets	18.3	2.9
Other assets, net	104.2	97.9
Total assets	$8,399.9	$8,651.0
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$101.2	$126.9
Accrued gas, NGLs, condensate, and crude oil purchases (2)	314.6	476.0
Fair value of derivative liabilities	49.2	42.9
Current maturities of long-term debt	97.9	—
Other current liabilities	238.8	229.6
Total current liabilities	801.7	875.4
Long-term debt, net of unamortized issuance cost	4,640.9	4,723.5
Other long-term liabilities	92.9	94.0
Deferred tax liability, net	72.8	42.7
Fair value of derivative liabilities	17.4	2.7

Members’ equity:
Members’ equity (462,025,317 and 468,980,630 units issued and outstanding, respectively)	1,156.1	1,306.4
Accumulated other comprehensive income	4.5	—
Non-controlling interest	1,613.6	1,606.3
Total members’ equity	2,774.2	2,912.7
Commitments and contingencies (Note 16)
Total liabilities and members’ equity	$8,399.9	$8,651.0
____________________________
(1)There was no allowance for bad debt at June 30, 2023. Includes allowance for bad debt of $0.1 million at December 31, 2022.
(2)Includes related party accounts payable balances of $0.3 million and $2.5 million at June 30, 2023 and December 31, 2022, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Revenues:
Product sales	$1,239.3	$2,370.5	$2,715.6	$4,414.4
Midstream services (1)	279.5	225.6	558.8	440.6
Gain (loss) on derivative activity	11.3	4.5	23.2	(26.7)
Total revenues	1,530.1	2,600.6	3,297.6	4,828.3
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization (2)	1,019.0	2,105.1	2,290.9	3,899.6
Operating expenses	136.8	128.9	269.2	249.8
Depreciation and amortization	165.3	159.0	325.7	311.9
(Gain) loss on disposition of assets	(0.8)	(0.4)	(1.2)	4.7
General and administrative	27.9	28.4	57.4	57.4
Total operating costs and expenses	1,348.2	2,421.0	2,942.0	4,523.4
Operating income	181.9	179.6	355.6	304.9
Other income (expense):
Interest expense, net of interest income	(68.8)	(55.5)	(137.3)	(110.6)
Loss on extinguishment of debt	—	(0.5)	—	(0.5)
Loss from unconsolidated affiliate investments	(4.6)	(1.2)	(4.7)	(2.3)
Other income	0.4	0.2	0.4	0.3
Total other expense	(73.0)	(57.0)	(141.6)	(113.1)
Income before non-controlling interest and income taxes	108.9	122.6	214.0	191.8
Income tax benefit (expense)	(19.0)	1.3	(29.9)	(1.9)
Net income	89.9	123.9	184.1	189.9
Net income attributable to non-controlling interest	35.6	38.6	71.6	69.4
Net income attributable to ENLC	$54.3	$85.3	$112.5	$120.5
Net income attributable to ENLC per unit:
Basic common unit	$0.12	$0.18	$0.24	$0.25
Diluted common unit	$0.12	$0.17	$0.24	$0.25
____________________________
(1)Includes related party revenue of $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively. We did not have related party revenue for the three and six months ended June 30, 2022.
(2)Includes related party cost of sales of $2.5 million and $9.1 million for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $19.7 million for the six months ended June 30, 2023 and 2022, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)
Net income	$89.9	$123.9	$184.1	$189.9
Unrealized gain on designated cash flow hedge (1)	5.7	—	4.5	0.1
Comprehensive income	95.6	123.9	188.6	190.0
Comprehensive income attributable to non-controlling interest	35.6	38.6	71.6	69.4
Comprehensive income attributable to ENLC	$60.0	$85.3	$117.0	$120.6
____________________________
(1)Includes tax expense of $1.8 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.8)	2.5	—	—	(16.8)
Unit-based compensation	4.0	—	—	—	4.0
Contributions from non-controlling interests	—	—	—	8.4	8.4
Distributions	(61.7)	—	—	(42.4)	(104.1)
Unrealized loss on designated cash flow hedge (1)	—	—	(1.2)	—	(1.2)
Repurchase of Series C Preferred Units	—	—	—	(3.9)	(3.9)
Common units repurchased	(51.4)	(4.4)	—	—	(51.4)
Net income	58.2	—	—	36.0	94.2
Balance, March 31, 2023	1,238.7	467.1	(1.2)	1,604.4	2,841.9
Conversion of unit-based awards for common units, net of units withheld for taxes	(0.1)	0.1	—	—	(0.1)
Unit-based compensation	4.5	—	—	—	4.5
Contributions from non-controlling interests	—	—	—	13.7	13.7
Distributions	(58.5)	—	—	(40.1)	(98.6)
Unrealized gain on designated cash flow hedge (2)	—	—	5.7	—	5.7
Adjustment related to the redemption of the mandatorily redeemable non-controlling interest (3)	0.8	—	—	—	0.8
Common units repurchased	(56.1)	(5.2)	—	—	(56.1)
Accrued common unit repurchase (4)	(27.5)	—	—	—	(27.5)
Net income	54.3	—	—	35.6	89.9
Balance, June 30, 2023	$1,156.1	462.0	$4.5	$1,613.6	$2,774.2
____________________________
(1)Includes tax benefit of $0.4 million for the three months ended March 31, 2023.
(2)Includes tax expense of $1.8 million for the three months ended June 30, 2023.
(3)Relates to book-to-tax differences recorded upon the settlement of the mandatorily redeemable non-controlling interest.
(4)Relates to the repurchase of ENLC common units held by GIP on July 31, 2023. For additional information, see “Note 9—Members’ Equity.”

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities:
Net income	$184.1	$189.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	325.7	311.9
Utility credits redeemed	1.5	11.6
Deferred income tax expense	29.6	1.2
(Gain) loss on disposition of assets	(1.2)	4.7
Non-cash unit-based compensation	8.5	12.3
Non-cash gain on derivatives recognized in net income	(3.9)	(18.6)
Amortization of debt issuance costs and net discount of senior unsecured notes	3.3	2.6
Loss from unconsolidated affiliate investments	4.7	2.3
Other operating activities	0.8	(1.4)
Changes in assets and liabilities:
Accounts receivable, accrued revenue, and other	183.1	(226.7)
Natural gas and NGLs inventory, prepaid expenses, and other	66.6	(83.2)
Accounts payable, accrued product purchases, and other accrued liabilities	(215.0)	276.0
Net cash provided by operating activities	587.8	482.6
Cash flows from investing activities:
Additions to property and equipment	(203.1)	(124.1)
Contributions to unconsolidated affiliate investments	(49.7)	(26.6)
Other investing activities	3.7	1.4
Net cash used in investing activities	(249.1)	(149.3)
Cash flows from financing activities:
Proceeds from borrowings	2,004.1	1,135.0
Repayments on borrowings	(1,989.0)	(1,177.0)
Payment of installment payable for the Amarillo Rattler Acquisition	—	(10.0)
Distributions to members	(120.2)	(111.7)
Distributions to non-controlling interests	(82.5)	(76.8)
Payment to redeem mandatorily redeemable non-controlling interest	(10.5)	—
Redemption of Series B Preferred Units	—	(50.5)
Repurchase of Series C Preferred Units	(3.9)	—
Contributions from non-controlling interests	22.1	9.3
Common unit repurchases	(107.5)	(50.7)
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.9)	(4.4)
Other financing activities	(2.2)	(4.6)
Net cash used in financing activities	(306.5)	(341.4)
Net increase (decrease) in cash and cash equivalents	32.2	(8.1)
Cash and cash equivalents, beginning of period	22.6	26.2
Cash and cash equivalents, end of period	$54.8	$18.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$131.1	$107.8
Cash paid for income taxes	$1.0	$0.8
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$11.6	$15.3
Non-cash accrual of property and equipment	$15.7	$(1.6)

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2023
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

a.Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” As of June 30, 2023, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 41.3% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all of the equity interests in the Managing Member. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

b.Nature of Business

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, stabilizing, storing, trans-loading, and selling crude oil and condensate, in addition to brine disposal services.

As of June 30, 2023, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

Contractually Committed Fees	Commitments
2023 (remaining)	$76.6
2024	127.5
2025	110.4
2026	115.0
2027	98.1
Thereafter	1,120.1
Total	$1,647.7

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Contingent Consideration. The following table represents our change in carrying value of the Amarillo Rattler Acquisition and Central Oklahoma Acquisition contingent consideration liabilities for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amarillo Rattler Acquisition contingent consideration
Contingent consideration liability, beginning of period (1)	$4.7	$6.9	$4.2	$6.9
Change in fair value	(0.1)	0.3	0.4	0.3
Contingent consideration liability, end of period	$4.6	$7.2	$4.6	$7.2

Central Oklahoma Acquisition contingent consideration
Contingent consideration liability, beginning of period (2)	$1.5	$—	$1.3	$—
Change in fair value	0.3	—	0.5	—
Contingent consideration liability, end of period	$1.8	$—	$1.8	$—

Total contingent consideration
Contingent consideration liability, beginning of period (1)(2)	$6.2	$6.9	$5.5	$6.9
Change in fair value	0.2	0.3	0.9	0.3
Contingent consideration liability, end of period	$6.4	$7.2	$6.4	$7.2
____________________________
(1)The contingent consideration for the Amarillo Rattler Acquisition was recorded on April 30, 2021.
(2)The contingent consideration for the Central Oklahoma Acquisition was recorded on December 19, 2022.

Pro Forma of Acquisitions for the Three and Six Months Ended June 30, 2022

The following unaudited pro forma condensed consolidated financial information (in millions) for the three and six months ended June 30, 2022 gives effect to the Barnett Shale Acquisition on July 1, 2022 and the Central Oklahoma Acquisition on December 19, 2022 as if each of the acquisitions had occurred on January 1, 2022.

The unaudited pro forma condensed consolidated financial information has been included for comparative purposes only and is not necessarily indicative of the results that might have occurred had the transactions taken place on the dates indicated and is not intended to be a projection of future results.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Pro forma total revenues	$2,635.5	$4,892.4
Pro forma net income	$139.2	$214.4

(4) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which ranged from 10 to 20 years at the time the intangible assets were originally recorded. The weighted average amortization period for intangible assets is 14.9 years.

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Six Months Ended June 30, 2023
Customer relationships, beginning of period	$1,844.8	$(923.6)	$921.2
Amortization expense	—	(63.8)	(63.8)
Customer relationships, end of period	$1,844.8	$(987.4)	$857.4

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Amortization expense was $31.9 million for each of the three months ended June 30, 2023 and 2022 and $63.8 million and $64.7 million for the six months ended June 30, 2023 and 2022, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2023 (remaining)	$63.8
2024	127.6
2025	110.2
2026	106.3
2027	106.3
Thereafter	343.2
Total	$857.4

(5) Related Party Transactions

(a)    Transactions with Cedar Cove JV

For the three and six months ended June 30, 2023, we recorded revenue of $0.6 million and $1.3 million, respectively, related to the receipt of residue gas and NGLs from the Cedar Cove JV. For each of the three and six months ended June 30, 2022, we did not record any revenue related to the receipt of residue gas and NGLs from the Cedar Cove JV. For the three and six months ended June 30, 2023, we recorded cost of sales of $2.5 million and $4.0 million, respectively, and for the three and six months ended June 30, 2022, we recorded cost of sales of $9.1 million and $19.7 million, respectively, related to our purchase of residue gas and NGLs from the Cedar Cove JV subsequent to processing at our Central Oklahoma processing facilities. Additionally, we had accounts payable balances related to transactions with the Cedar Cove JV of $0.3 million and $2.5 million at June 30, 2023 and December 31, 2022, respectively.

(b)    Transactions with GIP

General and Administrative Expenses. We did not record any expenses related to transactions with GIP and its affiliates for the three and six months ended June 30, 2023 and 2022.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable to us. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(6) Long-Term Debt

As of June 30, 2023 and December 31, 2022, long-term debt consisted of the following (in millions):

	June 30, 2023			December 31, 2022
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Revolving Credit Facility due 2027 (1)	$160.0	$—	$160.0	$255.0	$—	$255.0
AR Facility due 2025 (2)	313.1	—	313.1	500.0	—	500.0
ENLK’s 4.40% Senior unsecured notes due 2024	97.9	—	97.9	97.9	—	97.9
ENLK’s 4.15% Senior unsecured notes due 2025	421.6	—	421.6	421.6	(0.1)	421.5
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.2)	490.8	491.0	(0.2)	490.8
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLC’s 6.50% Senior unsecured notes due 2030	1,000.0	(2.9)	997.1	700.0	—	700.0
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.1)	444.9	450.0	(5.2)	444.8
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,782.3	$(8.5)	4,773.8	$4,764.2	$(5.8)	4,758.4
Debt issuance cost (3)			(35.0)			(34.9)
Less: Current maturities of long-term debt (4)			(97.9)			—
Long-term debt, net of unamortized issuance cost			$4,640.9			$4,723.5
____________________________
(1)The effective interest rate was 6.8% and 6.5% at June 30, 2023 and December 31, 2022, respectively.
(2)The effective interest rate was 6.1% and 5.3% at June 30, 2023 and December 31, 2022, respectively.
(3)Net of accumulated amortization of $18.0 million and $15.1 million at June 30, 2023 and December 31, 2022, respectively.
(4)The outstanding balance, net of debt issuance costs, of ENLK’s 4.40% senior unsecured notes as of June 30, 2023 are classified as “Current maturities of long-term debt” on the consolidated balance sheet as these notes mature on April 1, 2024.

Revolving Credit Facility

The Revolving Credit Facility permits ENLC to borrow up to $1.40 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. There were $160.0 million in outstanding borrowings under the Revolving Credit Facility and $21.3 million in outstanding letters of credit as of June 30, 2023.

At June 30, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the Revolving Credit Facility for at least the next twelve months.

AR Facility

On October 21, 2020, the SPV entered into the AR Facility. We are the primary beneficiary of the SPV, and we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $509.2 million as of June 30, 2023. As of June 30, 2023, the AR Facility had a borrowing base of $371.7 million and there were $313.1 million in outstanding borrowings under the AR Facility.

At June 30, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

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

(7) Income Taxes

The components of our income tax benefit (expense) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current income tax expense	$(0.2)	$(0.5)	$(0.3)	$(0.7)
Deferred income tax benefit (expense)	(18.8)	1.8	(29.6)	(1.2)
Income tax benefit (expense)	$(19.0)	$1.3	$(29.9)	$(1.9)

The following schedule reconciles income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income before non-controlling interest and income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected income tax expense based on federal statutory rate	$(15.4)	$(17.8)	$(29.9)	$(25.9)
State income tax expense, net of federal benefit	(2.0)	(2.5)	(3.8)	(3.6)
Unit-based compensation (1)	0.1	—	6.6	(2.0)
Change in valuation allowance	—	21.0	—	28.1
Other	(1.7)	0.6	(2.8)	1.5
Income tax benefit (expense)	$(19.0)	$1.3	$(29.9)	$(1.9)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of unit-based awards.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. As of June 30, 2023, we had $800.9 million of deferred tax assets and $873.7 million of deferred tax liabilities for net deferred tax liabilities of $72.8 million. As of December 31, 2022, we had $714.1 million of deferred tax assets and $756.8 million of deferred tax liabilities for net deferred tax liabilities of $42.7 million.

We provide a valuation allowance, if necessary, to reduce deferred tax assets, if all, or some portion, of such assets will more than likely not be realized. As of June 30, 2023, we did not record a valuation allowance and management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets.

Excise Tax on Common Unit Repurchases

In August 2022, the Inflation Reduction Act of 2022 was signed into law, which, among other things, imposed a 1.0% excise tax on net common unit repurchases made after December 31, 2022. As a result, we accrued $0.7 million of excise tax in connection with the common unit repurchases we completed for each of the three and six months ended June 30, 2023, which was recorded as an adjustment to the cost basis of common units repurchased in “Members’ equity” and “Other current liabilities” on the consolidated balance sheet as of June 30, 2023.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(8) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of June 30, 2023 and December 31, 2022, there were 54,303,780 and 54,168,359 Series B Preferred Units issued and outstanding, respectively.

Redemption

In January 2022, we redeemed 3,333,334 Series B Preferred Units for total consideration of $50.5 million plus accrued distributions. In addition, upon such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price represented 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we agreed with the holders of the Series B Preferred Units to pay cash in lieu of making a quarterly distribution in-kind of additional Series B Preferred Units (the “PIK Distribution”) through the distribution declared for the fourth quarter of 2022. Beginning with the quarterly distribution declared for the first quarter of 2023, we have resumed paying the PIK distribution.

Distributions

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the six months ended June 30, 2023 and 2022 is provided below:

Declaration period	PIK Distribution	Cash distribution (in millions)	Date paid/payable
2023
Fourth Quarter of 2022	—	$17.3	February 13, 2023
First Quarter of 2023	135,421	$15.2	May 12, 2023
Second Quarter of 2023	135,759	$15.3	August 11, 2023

2022
Fourth Quarter of 2021	—	$19.2	February 11, 2022 (1)
First Quarter of 2022	—	$17.5	May 13, 2022 (2)
Second Quarter of 2022	—	$17.3	August 12, 2022
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

Series B Preferred Units Taxable Income

For tax purposes, holders of Series B Preferred Units are allocated items of gross income from ENLK in respect of each Series B Preferred Unit until the cumulative amount of gross income so allocated equals the cumulative amount of distributions made in respect of such Series B Preferred Unit, but not in excess of such Series B Preferred Unit’s pro rata share of the net income of ENLK for the allocation year (the “Allocation Cap”). As of June 30, 2023, due to the application of the Allocation Cap, the cumulative amount of distributions made in respect of each Series B Preferred Unit exceeded the cumulative amount of gross income allocated to each Series B Preferred Unit by $6.26 per Series B Preferred Unit (the “Catch-Up Taxable Income Allocation”). As a result, holders of Series B Preferred Units will ultimately be allocated taxable income during future periods equal to the Catch-Up Taxable Income Allocation plus the amount of distributions received in respect of Series B Preferred Units, if ENLK generates positive net income.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Series C Preferred Units

As of June 30, 2023 and December 31, 2022, there were 376,500 and 381,000 Series C Preferred Units issued and outstanding, respectively.

Repurchase

In February 2023, we repurchased 4,500 Series C Preferred Units for total consideration of $3.9 million. The repurchase price represented 87% of the preferred units’ par value.

Distributions

Income is allocated to the Series C Preferred Units in an amount equal to the earned distribution for the respective reporting period. A summary of the distribution activity relating to the Series C Preferred Units during the six months ended June 30, 2023 and 2022 is provided below:

Declaration period (1)	Distribution rate (2)	Cash distribution (in millions)	Date paid/payable
2023
December 15, 2022 – March 14, 2023	8.846%	$8.4	March 15, 2023
March 15, 2023 – June 14, 2023	9.051%	$8.7	June 15, 2023
June 15, 2023 – September 14, 2023	9.618%	$9.3	September 15, 2023

2022
December 15, 2021 – June 14, 2022	6.000%	$12.0	June 15, 2022
June 15, 2022 – December 14, 2022	6.000%	$12.0	December 15, 2022
____________________________
(1)Distributions on the Series C Preferred Units accrued and were cumulative from the date of original issue and payable semi-annually in arrears on the 15th day of June and December of each year through and including December 15, 2022 and, thereafter, accrue quarterly in arrears on the 15th day of March, June, September, and December of each year, in each case, if and when declared by the General Partner out of legally available funds for such purpose.
(2)The initial distribution rate for the Series C Preferred Units from the date of original issue through December 14, 2022 was 6.0% per year. Starting on December 15, 2022, distributions on the Series C Preferred Units accumulate for each distribution period at a percentage of the $1,000 liquidation preference per unit equal to the floating rate of the three-month LIBOR plus a spread of 4.11%. Beginning with the interest period starting on September 15, 2023, distributions on the Series C Preferred Units will accumulate at a forward-looking term rate based on SOFR (“Term SOFR”), plus a Term SOFR spread adjustment of 0.26161%, plus a spread of 4.11%.

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

The following table summarizes our ENLC common unit repurchase activity for the periods presented (in millions, except for unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Publicly held ENLC common units	3,230,504	2,921,370	5,437,809	5,015,212
ENLC common units held by GIP (1)	1,910,877	675,095	4,147,987	675,095
Total ENLC common units	5,141,381	3,596,465	9,585,796	5,690,307

Aggregate cost for publicly held ENLC common units	$32.2	$27.7	$59.0	$44.7
Aggregate cost for ENLC common units held by GIP	23.2	6.0	47.8	6.0
Excise tax on common unit repurchases	0.7	—	0.7	—
Total aggregate cost for ENLC common units	$56.1	$33.7	$107.5	$50.7

Average price paid per publicly held ENLC common unit (2)	$9.96	$9.49	$10.85	$8.92
Average price paid per ENLC common unit held by GIP (2)(3)	$12.12	$8.92	$11.53	$8.92
____________________________
(1)The units repurchased in each quarter represent GIP’s pro rata share of the aggregate number of common units repurchased by us under our common unit repurchase program during the prior quarter.
(2)The average price paid per common unit excludes excise tax on common unit repurchases.
(3)The per unit price we paid to GIP in each quarter was the average per unit price paid by us for publicly held ENLC common units repurchased in the prior quarter, less broker commissions.

Additionally, on July 31, 2023, we repurchased 2,763,581 ENLC common units held by GIP at an aggregate cost of $27.5 million, or an average of $9.94 per common unit. These units represent GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended June 30, 2023. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the GIP units. As of June 30, 2023, $27.5 million is classified as “Other current liabilities” on the consolidated balance sheets related to our obligation to repurchase our common units from GIP.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributed earnings allocated to:
Common units (1)	$57.8	$54.3	$116.4	$108.7
Unvested unit-based awards (1)	1.0	1.4	1.9	2.5
Total distributed earnings	$58.8	$55.7	$118.3	$111.2
Undistributed loss allocated to:
Common units	$(4.4)	$29.0	$(5.7)	$9.1
Unvested unit-based awards	(0.1)	0.6	(0.1)	0.2
Total undistributed loss	$(4.5)	$29.6	$(5.8)	$9.3
Net income attributable to ENLC allocated to:
Common units	$53.4	$83.3	$110.7	$117.8
Unvested unit-based awards	0.9	2.0	1.8	2.7
Total net income attributable to ENLC	$54.3	$85.3	$112.5	$120.5
Net income attributable to ENLC per unit:
Basic	$0.12	$0.18	$0.24	$0.25
Diluted	$0.12	$0.17	$0.24	$0.25
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average units outstanding:
Weighted average common units outstanding	462.7	482.0	465.8	483.0

Diluted weighted average units outstanding:
Weighted average basic common units outstanding	462.7	482.0	465.8	483.0
Dilutive effect of unvested unit-based awards	4.0	7.0	4.1	6.7
Total weighted average diluted common units outstanding	466.7	489.0	469.9	489.7

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Distributions

A summary of our distribution activity related to the ENLC common units for the six months ended June 30, 2023 and 2022, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2023
Fourth Quarter of 2022	$0.12500	February 13, 2023
First Quarter of 2023	$0.12500	May 12, 2023
Second Quarter of 2023	$0.12500	August 11, 2023

2022
Fourth Quarter of 2021	$0.11250	February 11, 2022
First Quarter of 2022	$0.11250	May 13, 2022
Second Quarter of 2022	$0.11250	August 12, 2022

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(10) Investment in Unconsolidated Affiliates

As of June 30, 2023, our unconsolidated investments consisted of a 38.75% ownership in GCF, a 30% ownership in the Cedar Cove JV, and a 15% ownership in the Matterhorn JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GCF
Contributions	$—	$0.5	$6.2	$0.5
Distributions	$(2.0)	$—	$(2.0)	$—
Equity in loss	$(1.7)	$(0.9)	$(2.8)	$(1.6)

Cedar Cove JV
Distributions	$(0.2)	$(0.2)	$(0.3)	$(0.4)
Equity in loss	$(0.5)	$(0.3)	$(1.1)	$(0.7)

Matterhorn JV
Contributions	$—	$26.1	$43.5	$26.1
Equity in loss	$(2.4)	$—	$(0.8)	$—

Total
Contributions	$—	$26.6	$49.7	$26.6
Distributions	$(2.2)	$(0.2)	$(2.3)	$(0.4)
Equity in loss	$(4.6)	$(1.2)	$(4.7)	$(2.3)

The following table shows the balances related to our investment in unconsolidated affiliates as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
GCF	$27.7	$26.3
Cedar Cove JV (1)	(5.8)	(4.4)
Matterhorn JV	106.6	63.9
Total investment in unconsolidated affiliates	$128.5	$85.8
____________________________
(1)As of June 30, 2023 and December 31, 2022, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheets.

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of unit-based compensation charged to operating expense	$0.7	$1.2	$1.6	$2.8
Cost of unit-based compensation charged to general and administrative expense	3.8	4.5	6.9	9.5
Total unit-based compensation expense	$4.5	$5.7	$8.5	$12.3
Amount of related income tax benefit recognized in net income (1)	$1.1	$1.3	$2.0	$2.9
____________________________
(1)The amount of related income tax benefit recognized in net income excluded book-to-tax differences recorded upon the vesting of unit-based awards. For additional information, see “Note 7—Income Taxes.”

b.Restricted Incentive Units

The restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the six months ended June 30, 2023 is provided below:

	Six Months Ended June 30, 2023
Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of period	6,775,186	$5.89
Granted	1,290,501	10.81
Vested (1)	(2,240,049)	6.04
Forfeited	(230,507)	6.17
Unvested, end of period	5,595,131	$6.95
Aggregate intrinsic value, end of period (in millions)	$59.3
____________________________
(1)Vested units included 668,083 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the three and six months ended June 30, 2023 and 2022 is provided below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Restricted Incentive Units:	2023	2022	2023	2022
Aggregate intrinsic value of units vested	$0.4	$0.6	$27.5	$8.2
Fair value of units vested	$0.1	$0.5	$13.5	$11.2

As of June 30, 2023, there were $22.1 million of unrecognized compensation costs that related to non-vested ENLC restricted incentive units. These costs are expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents a summary of the performance units:

	Six Months Ended June 30, 2023
Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Non-vested, beginning of period	2,979,154	$6.44
Granted	420,128	11.67
Vested (1)	(899,919)	9.03
Non-vested, end of period	2,499,363	$6.39
Aggregate intrinsic value, end of period (in millions)	$26.5
____________________________
(1)Vested units included 668,829 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the six months ended June 30, 2023 and 2022 is provided below (in millions).

	Six Months Ended June 30,
Performance Units:	2023	2022
Aggregate intrinsic value of units vested	$22.0	$5.6
Fair value of units vested	$8.1	$11.0

As of June 30, 2023, there were $12.5 million of unrecognized compensation costs that related to non-vested ENLC performance units. These costs are expected to be recognized over a weighted-average period of 1.8 years.

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

The components of the unrealized gain on designated cash flow hedge related to changes in the fair value of our interest rate swaps were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of interest rate swaps	$7.5	$—	$5.9	$0.1
Tax expense	(1.8)	—	(1.4)	—
Unrealized gain on designated cash flow hedge	$5.7	$—	$4.5	$0.1

The fair value of derivative assets and liabilities related to interest rate swaps are as follows (in millions):

	June 30, 2023	December 31, 2022
Fair value of derivative assets—current	$5.5	$—
Fair value of derivative assets—long-term	0.4	—
Net fair value of interest rate swaps	$5.9	$—

Interest expense (income) is recognized from accumulated other comprehensive income from the monthly settlement of our interest rate swaps and was included in our consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense, net of interest income	$(1.1)	$—	$(1.6)	$0.1

We expect to recognize an additional $5.5 million of interest income out of accumulated other comprehensive income (loss) over the next twelve months.

Commodity Derivatives

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity derivatives are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Change in fair value of derivatives	$5.3	$35.3	$3.9	$20.2
Realized gain (loss) on derivatives	6.0	(30.8)	19.3	(46.9)
Gain (loss) on derivative activity	$11.3	$4.5	$23.2	$(26.7)

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to commodity derivatives are as follows (in millions):

	June 30, 2023	December 31, 2022
Fair value of derivative assets—current	$78.3	$68.4
Fair value of derivative assets—long-term	17.9	2.9
Fair value of derivative liabilities—current	(49.2)	(42.9)
Fair value of derivative liabilities—long-term	(17.4)	(2.7)
Net fair value of commodity derivatives	$29.6	$25.7

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity derivatives that we held for price risk management purposes and the related physical offsets at June 30, 2023 (in millions, except volumes). The remaining term of the contracts extend no later than January 2028.

Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	MMgals	(83.4)	$23.8
NGL (long contracts)	Swaps	MMgals	72.7	(7.5)
Natural gas (short contracts)	Swaps and futures	Bbtu	(126.0)	32.5
Natural gas (long contracts)	Swaps and futures	Bbtu	109.6	(20.6)
Crude and condensate (short contracts)	Swaps and futures	MMbbls	(8.2)	5.9
Crude and condensate (long contracts)	Swaps and futures	MMbbls	0.7	(4.5)
Total fair value of commodity derivatives				$29.6

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. Additionally, we have entered into FCDTCs that allow for netting of futures contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap and futures contracts, the maximum loss on our gross receivable position of $96.2 million as of June 30, 2023 would be reduced to $30.5 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs and the FCDTCs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(13) Fair Value Measurements

Derivative assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	June 30, 2023	December 31, 2022
Interest rate swaps (1)	$5.9	$—
Commodity derivatives (2)	$29.6	$25.7
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,738.8	$4,485.2	$4,723.5	$4,385.9
Contingent consideration (2)(3)	$6.4	$6.4	$5.5	$5.5
____________________________
(1)The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance cost, net of accumulated amortization, of $35.0 million and $34.9 million as of June 30, 2023 and December 31, 2022, respectively. The respective fair values do not factor in debt issuance costs.
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

The fair values of all senior unsecured notes as of June 30, 2023 and December 31, 2022 were based on Level 2 inputs from third-party market quotations.

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

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2023
Natural gas sales	$76.4	$92.5	$32.9	$16.7	$—	$218.5
NGL sales	—	648.6	0.4	(1.9)	—	647.1
Crude oil and condensate sales	294.4	52.6	26.7	—	—	373.7
Product sales	370.8	793.7	60.0	14.8	—	1,239.3
NGL sales—related parties	204.1	5.3	102.3	66.2	(377.9)	—
Crude oil and condensate sales—related parties	—	—	—	2.8	(2.8)	—
Product sales—related parties	204.1	5.3	102.3	69.0	(380.7)	—
Gathering and transportation	29.3	18.7	60.5	51.9	—	160.4
Processing	14.5	0.1	36.4	30.5	—	81.5
NGL services	—	17.4	—	0.1	—	17.5
Crude services	7.0	5.6	4.9	0.2	—	17.7
Other services	1.6	0.3	0.2	0.3	—	2.4
Midstream services	52.4	42.1	102.0	83.0	—	279.5
NGL services—related parties	—	—	—	0.8	(0.8)	—
Midstream services—related parties	—	—	—	0.8	(0.8)	—
Revenue from contracts with customers	627.3	841.1	264.3	167.6	(381.5)	1,518.8
Realized gain (loss) on derivatives	5.4	(7.8)	1.9	6.5	—	6.0
Change in fair value of derivatives	(7.9)	18.2	2.0	(7.0)	—	5.3
Total revenues	624.8	851.5	268.2	167.1	(381.5)	1,530.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(479.9)	(715.0)	(130.5)	(75.1)	381.5	(1,019.0)
Adjusted gross margin	144.9	136.5	137.7	92.0	—	511.1
Operating expenses	(53.1)	(32.0)	(27.0)	(24.7)	—	(136.8)
Segment profit	91.8	104.5	110.7	67.3	—	374.3
Depreciation and amortization	(41.5)	(36.9)	(56.6)	(29.0)	(1.3)	(165.3)
Gross margin	50.3	67.6	54.1	38.3	(1.3)	209.0
Gain on disposition of assets	0.1	0.1	0.1	0.5	—	0.8
General and administrative	—	—	—	—	(27.9)	(27.9)
Interest expense, net of interest income	—	—	—	—	(68.8)	(68.8)
Loss from unconsolidated affiliate investments	—	—	—	—	(4.6)	(4.6)
Other income	—	—	—	—	0.4	0.4
Income (loss) before non-controlling interest and income taxes	$50.4	$67.7	$54.2	$38.8	$(102.2)	$108.9
Capital expenditures	$51.6	$17.7	$22.1	$11.8	$1.5	$104.7

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2022
Natural gas sales	$323.0	$272.9	$87.1	$37.9	$—	$720.9
NGL sales	—	1,163.7	3.6	0.1	—	1,167.4
Crude oil and condensate sales	331.6	110.0	40.6	—	—	482.2
Product sales	654.6	1,546.6	131.3	38.0	—	2,370.5
NGL sales—related parties	427.5	43.1	242.6	165.8	(879.0)	—
Crude oil and condensate sales—related parties	—	—	—	4.0	(4.0)	—
Product sales—related parties	427.5	43.1	242.6	169.8	(883.0)	—
Gathering and transportation	19.9	15.7	44.7	40.6	—	120.9
Processing	9.9	0.3	28.6	27.9	—	66.7
NGL services	—	18.4	—	0.1	—	18.5
Crude services	6.0	9.2	3.2	0.2	—	18.6
Other services	0.2	0.4	0.1	0.2	—	0.9
Midstream services	36.0	44.0	76.6	69.0	—	225.6
Crude services—related parties	—	—	0.1	—	(0.1)	—
Midstream services—related parties	—	—	0.1	—	(0.1)	—
Revenue from contracts with customers	1,118.1	1,633.7	450.6	276.8	(883.1)	2,596.1
Realized loss on derivatives	(10.2)	(2.5)	(15.8)	(2.3)	—	(30.8)
Change in fair value of derivatives	12.5	11.8	8.2	2.8	—	35.3
Total revenues	1,120.4	1,643.0	443.0	277.3	(883.1)	2,600.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(958.0)	(1,519.2)	(321.3)	(189.7)	883.1	(2,105.1)
Adjusted gross margin	162.4	123.8	121.7	87.6	—	495.5
Operating expenses	(50.3)	(34.8)	(23.1)	(20.7)	—	(128.9)
Segment profit	112.1	89.0	98.6	66.9	—	366.6
Depreciation and amortization	(37.1)	(39.4)	(52.3)	(28.7)	(1.5)	(159.0)
Gross margin	75.0	49.6	46.3	38.2	(1.5)	207.6
Gain on disposition of assets	—	—	0.2	0.2	—	0.4
General and administrative	—	—	—	—	(28.4)	(28.4)
Interest expense, net of interest income	—	—	—	—	(55.5)	(55.5)
Loss on extinguishment of debt	—	—	—	—	(0.5)	(0.5)
Loss from unconsolidated affiliate investments	—	—	—	—	(1.2)	(1.2)
Other income	—	—	—	—	0.2	0.2
Income (loss) before non-controlling interest and income taxes	$75.0	$49.6	$46.5	$38.4	$(86.9)	$122.6
Capital expenditures	$34.7	$6.3	$11.5	$8.1	$1.9	$62.5

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2023
Natural gas sales	$205.7	$224.3	$99.7	$31.2	$—	$560.9
NGL sales	0.4	1,506.5	9.0	(2.9)	—	1,513.0
Crude oil and condensate sales	481.1	109.2	51.4	—	—	641.7
Product sales	687.2	1,840.0	160.1	28.3	—	2,715.6
NGL sales—related parties	441.6	9.7	220.3	145.7	(817.3)	—
Crude oil and condensate sales—related parties	—	—	—	5.5	(5.5)	—
Product sales—related parties	441.6	9.7	220.3	151.2	(822.8)	—
Gathering and transportation	52.6	38.7	115.3	104.0	—	310.6
Processing	28.5	0.4	71.7	62.6	—	163.2
NGL services	—	45.2	—	0.1	—	45.3
Crude services	13.0	12.1	9.4	0.4	—	34.9
Other services	3.3	0.7	0.3	0.5	—	4.8
Midstream services	97.4	97.1	196.7	167.6	—	558.8
NGL services—related parties	—	—	—	1.4	(1.4)	—
Midstream services—related parties	—	—	—	1.4	(1.4)	—
Revenue from contracts with customers	1,226.2	1,946.8	577.1	348.5	(824.2)	3,274.4
Realized gain (loss) on derivatives	1.4	(0.6)	3.9	14.6	—	19.3
Change in fair value of derivatives	(1.6)	9.2	0.6	(4.3)	—	3.9
Total revenues	1,226.0	1,955.4	581.6	358.8	(824.2)	3,297.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(937.0)	(1,688.9)	(324.5)	(164.7)	824.2	(2,290.9)
Adjusted gross margin	289.0	266.5	257.1	194.1	—	1,006.7
Operating expenses	(101.2)	(65.6)	(51.7)	(50.7)	—	(269.2)
Segment profit	187.8	200.9	205.4	143.4	—	737.5
Depreciation and amortization	(81.5)	(75.2)	(108.5)	(57.8)	(2.7)	(325.7)
Gross margin	106.3	125.7	96.9	85.6	(2.7)	411.8
Gain on disposition of assets	0.1	0.2	0.3	0.6	—	1.2
General and administrative	—	—	—	—	(57.4)	(57.4)
Interest expense, net of interest income	—	—	—	—	(137.3)	(137.3)
Loss from unconsolidated affiliate investments	—	—	—	—	(4.7)	(4.7)
Other income	—	—	—	—	0.4	0.4
Income (loss) before non-controlling interest and income taxes	$106.4	$125.9	$97.2	$86.2	$(201.7)	$214.0
Capital expenditures	$108.3	$30.0	$47.8	$29.9	$2.8	$218.8

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2022
Natural gas sales	$518.6	$484.4	$163.4	$63.3	$—	$1,229.7
NGL sales	—	2,315.2	6.7	—	—	2,321.9
Crude oil and condensate sales	603.6	183.9	75.3	—	—	862.8
Product sales	1,122.2	2,983.5	245.4	63.3	—	4,414.4
NGL sales—related parties	827.3	80.0	450.7	312.7	(1,670.7)	—
Crude oil and condensate sales—related parties	—	—	0.3	7.0	(7.3)	—
Product sales—related parties	827.3	80.0	451.0	319.7	(1,678.0)	—
Gathering and transportation	33.5	32.0	87.4	79.4	—	232.3
Processing	17.7	0.8	54.0	55.5	—	128.0
NGL services	—	42.3	—	0.1	—	42.4
Crude services	10.3	18.6	6.9	0.4	—	36.2
Other services	0.4	0.8	0.2	0.3	—	1.7
Midstream services	61.9	94.5	148.5	135.7	—	440.6
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	0.1	—	—	(0.1)	—
Midstream services—related parties	—	0.1	0.1	—	(0.2)	—
Revenue from contracts with customers	2,011.4	3,158.1	845.0	518.7	(1,678.2)	4,855.0
Realized loss on derivatives	(12.6)	(9.1)	(19.5)	(5.7)	—	(46.9)
Change in fair value of derivatives	6.6	6.2	1.1	6.3	—	20.2
Total revenues	2,005.4	3,155.2	826.6	519.3	(1,678.2)	4,828.3
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,724.7)	(2,907.9)	(598.1)	(347.1)	1,678.2	(3,899.6)
Adjusted gross margin	280.7	247.3	228.5	172.2	—	928.7
Operating expenses	(95.6)	(67.8)	(44.1)	(42.3)	—	(249.8)
Segment profit	185.1	179.5	184.4	129.9	—	678.9
Depreciation and amortization	(73.8)	(74.9)	(103.2)	(57.1)	(2.9)	(311.9)
Gross margin	111.3	104.6	81.2	72.8	(2.9)	367.0
Gain (loss) on disposition of assets	—	0.2	0.4	(5.3)	—	(4.7)
General and administrative	—	—	—	—	(57.4)	(57.4)
Interest expense, net of interest income	—	—	—	—	(110.6)	(110.6)
Loss on extinguishment of debt	—	—	—	—	(0.5)	(0.5)
Loss from unconsolidated affiliate investments	—	—	—	—	(2.3)	(2.3)
Other income	—	—	—	—	0.3	0.3
Income (loss) before non-controlling interest and income taxes	$111.3	$104.8	$81.6	$67.5	$(173.4)	$191.8
Capital expenditures	$68.9	$12.0	$26.9	$11.2	$3.5	$122.5

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of June 30, 2023 and December 31, 2022 (in millions):

Segment Identifiable Assets:	June 30, 2023	December 31, 2022
Permian	$2,708.3	$2,661.4
Louisiana	2,077.6	2,310.7
Oklahoma	2,350.4	2,420.4
North Texas	1,038.9	1,094.6
Corporate (1)	224.7	163.9
Total identifiable assets	$8,399.9	$8,651.0
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(15) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	June 30, 2023	December 31, 2022
Natural gas and NGLs inventory	$74.9	$147.1
Prepaid expenses and other	26.4	19.5
Other current assets	$101.3	$166.6

Other current liabilities:	June 30, 2023	December 31, 2022
Accrued interest	$64.3	$57.6
Accrued wages and benefits, including taxes	15.3	38.1
Accrued ad valorem taxes	26.1	32.0
Accrued settlement of mandatorily redeemable non-controlling interest (1)	—	10.5
Capital expenditure accruals	42.7	23.4
Short-term lease liability	26.6	26.2
Operating expense accruals	19.7	18.5
Other	44.1	23.3
Other current liabilities	$238.8	$229.6
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

As of June 30, 2023, our midstream energy asset network includes approximately 13,600 miles of pipelines, 26 natural gas processing plants with approximately 6.0 Bcf/d of processing capacity, seven fractionators with approximately 320,000 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, brine disposal wells, a crude oil trucking fleet, and equity investments in certain joint ventures. We manage and report our activities primarily according to the geography and nature of activity. We have five reportable segments:

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

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 85% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the six months ended June 30, 2023.

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

The following customers individually represented greater than 10% of our consolidated revenues for the three and six months ended June 30, 2023 and 2022. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dow Hydrocarbons and Resources LLC	11.5%	14.8%	11.5%	14.4%
Marathon Petroleum Corporation	19.6%	15.5%	19.8%	15.8%

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

The table below presents selected average index prices for crude oil, NGL, and natural gas for the periods indicated.

	Crude oil	NGL	Natural gas
	$/Bbl (1)(2)	$/Gal (1)(3)	$/MMbtu (1)(4)
2023 by quarter:
1st Quarter	$75.99	$0.61	$2.74
2nd Quarter	$73.56	$0.43	$2.33
2023 Averages	$74.77	$0.52	$2.54

2022 by quarter:
1st Quarter	$95.01	$0.92	$4.56
2nd Quarter	$108.52	$0.97	$7.50
2022 Averages	$101.77	$0.95	$6.03
____________________________
(1)The average closing price was computed by taking the sum of the closing prices of each trading day divided by the number of trading days during the period presented.
(2)Crude oil closing prices based on the NYMEX futures daily close prices.
(3)Weighted average NGL gas closing prices based on the OPIS Napoleonville daily average spot liquids prices.
(4)Natural gas closing prices based on Henry Hub Gas Daily closing prices.

The volatility in commodity prices may cause the adjusted gross margin and cash flows in certain areas of our business to vary from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes.

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

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. We continue to experience a robust increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity. As a result of this concentration of drilling activity in the Permian Basin, other basins, including those in which we operate in Oklahoma and North Texas, experienced reduced investment and declines in volumes produced. However, the rise in commodity prices during 2022 led to renewed producer interest in Oklahoma and North Texas which has continued into 2023. However, we expect that the continuing weakness in natural gas prices will reduce producer activity in these areas during the second half of 2023.

Our Louisiana segment, while subject to commodity price trends, is less dependent on gathering and processing activities and more affected by industrial demand for the natural gas and NGLs that we supply. Industrial demand along the Gulf Coast region has remained strong throughout 2022 and has continued into 2023, supported by regional industrial activity and export markets. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas and NGLs produced by our upstream gathering and processing business and by other market participants. To date, the supply of natural gas and NGLs has remained at levels sufficient for us to supply our customers, and maintaining such supply is a key business focus.

For additional discussion regarding these factors, see “Item 1A—Risk Factors—Business and Industry Risks” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

Inflation

Inflation in the United States increased significantly in 2022 and has continued to increase at a more modest pace during the first half of 2023. In addition, in order to reduce the inflation rate, the Federal Reserve increased its target for the federal funds rate (the benchmark for most interest rates) several times in 2022 and 2023. This trend may continue during the remainder of 2023.

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

Other Recent Developments

Organic Growth

Tiger II Processing Plant. In April 2023, we began moving equipment and facilities associated with the non-operational Cowtown processing plant in North Texas to our Delaware Basin JV operations in the Permian. The relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 150 MMcf/d. We expect to complete the relocation in the second quarter of 2024.

GCF Operations. In January 2023, we began the process to restart the GCF assets and expect operations to begin in 2024. We will continue to make capital contributions during 2023 associated with the restart of these assets.

Equity

Common Unit Repurchase Program. For the three months ended June 30, 2023, we repurchased 3,230,504 outstanding common units in open market purchases, for an aggregate cost, including commissions, of $32.2 million, or an average of $9.96 per common unit. For the six months ended June 30, 2023, we repurchased 5,437,809 outstanding common units in open market purchases, for an aggregate cost, including commissions, of $59.0 million, or an average of $10.85 per common unit.

GIP Repurchase Agreement. For the three months ended June 30, 2023, we repurchased 1,910,877 ENLC common units held by GIP for an aggregate cost of $23.2 million, or an average of $12.12 per common unit. For the six months ended June 30, 2023, we repurchased 4,147,987 ENLC common units held by GIP for an aggregate cost of $47.8 million, or an average of $11.53 per common unit.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenues	$1,530.1	$2,600.6	$3,297.6	$4,828.3
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,019.0)	(2,105.1)	(2,290.9)	(3,899.6)
Operating expenses	(136.8)	(128.9)	(269.2)	(249.8)
Depreciation and amortization	(165.3)	(159.0)	(325.7)	(311.9)
Gross margin	209.0	207.6	411.8	367.0
Operating expenses	136.8	128.9	269.2	249.8
Depreciation and amortization	165.3	159.0	325.7	311.9
Adjusted gross margin	$511.1	$495.5	$1,006.7	$928.7

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$89.9	$123.9	$184.1	$189.9
Interest expense, net of interest income	68.8	55.5	137.3	110.6
Depreciation and amortization	165.3	159.0	325.7	311.9
Loss from unconsolidated affiliate investments	4.6	1.2	4.7	2.3
Distributions from unconsolidated affiliate investments	2.2	0.2	2.3	0.4
(Gain) loss on disposition of assets	(0.8)	(0.4)	(1.2)	4.7
Loss on extinguishment of debt	—	0.5	—	0.5
Unit-based compensation	4.5	5.7	8.5	12.3
Income tax expense (benefit)	19.0	(1.3)	29.9	1.9
Unrealized gain on commodity derivatives	(5.3)	(35.3)	(3.9)	(20.2)
Costs associated with the relocation of processing facilities (1)	1.7	11.1	2.1	22.4
Other (2)	0.2	0.4	0.5	0.7
Adjusted EBITDA before non-controlling interest	350.1	320.5	690.0	637.4
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(16.5)	(20.8)	(32.7)	(33.4)
Adjusted EBITDA, net to ENLC	$333.6	$299.7	$657.3	$604.0
____________________________
(1)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant in the Oklahoma segment to the Permian segment, where it is operating as the Phantom processing plant, and the relocation of equipment and facilities from the Cowtown processing plant in the North Texas segment to the Permian segment, where it will operate as the Tiger II processing plant. The Phantom processing plant began operations in October 2022 and we expect the Tiger II processing plant to begin operations in the second quarter of 2024.
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

Free Cash Flow After Distributions

We define free cash flow after distributions as adjusted EBITDA, net to ENLC, plus (less) (growth and maintenance capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (interest expense, net of interest income); (distributions declared on common units); (accrued cash distributions on Series B Preferred Units and Series C Preferred Units paid or expected to be paid); (payment to redeem mandatorily redeemable non-controlling interest); (costs associated with the relocation of processing facilities, excluding costs that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); non-cash interest (income)/expense; (contributions to investment in unconsolidated affiliates); (payments to terminate interest rate swaps); (current income taxes); and proceeds from the sale of equipment and land.

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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by operating activities	$315.7	$174.9	$587.8	$482.6
Interest expense (1)	67.0	54.2	134.0	107.9
Utility credits redeemed (2)	(0.1)	(6.0)	(1.5)	(11.6)
Accruals for settled commodity derivative transactions	—	0.6	—	(1.6)
Distributions from unconsolidated affiliate investment in excess of earnings	2.2	0.2	2.3	0.4
Costs associated with the relocation of processing facilities (3)	1.7	11.1	2.1	22.4
Other (4)	(0.1)	1.7	—	3.4
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	(80.3)	137.2	(249.7)	309.9
Accounts payable, accrued product purchases, and other accrued liabilities	44.0	(53.4)	215.0	(276.0)
Adjusted EBITDA before non-controlling interest	350.1	320.5	690.0	637.4
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(16.5)	(20.8)	(32.7)	(33.4)
Adjusted EBITDA, net to ENLC	333.6	299.7	657.3	604.0
Growth capital expenditures, net to ENLC (6)	(74.6)	(49.9)	(167.3)	(90.4)
Maintenance capital expenditures, net to ENLC (6)	(20.0)	(11.1)	(34.2)	(25.0)
Interest expense, net of interest income	(68.8)	(55.5)	(137.3)	(110.6)
Distributions declared on common units	(58.1)	(54.6)	(116.8)	(110.1)
ENLK preferred unit accrued cash distributions (7)	(24.0)	(23.3)	(47.6)	(46.8)
Payment to redeem mandatorily redeemable non-controlling interest (8)	—	—	(10.5)	—
Costs associated with the relocation of processing facilities, net to ENLC (3)(6)(9)	7.1	(11.1)	6.7	(22.4)
Contribution to investment in unconsolidated affiliates	—	(26.6)	(49.7)	(26.6)
Other (10)	0.5	(0.1)	0.8	0.3
Free cash flow after distributions	$95.7	$67.5	$101.4	$172.4
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
(3)Represents cost incurred that are not part of our ongoing operations related to the relocation of equipment and facilities from the Thunderbird processing plant in the Oklahoma segment to the Permian segment, where it is operating as the Phantom processing plant, and the relocation of equipment and facilities from the Cowtown processing plant in the North Texas segment to the Permian segment, where it will operate as the Tiger II processing plant. The Phantom processing plant began operations in October 2022 and we expect the Tiger II processing plant to begin operations in the second quarter of 2024.
(4)Includes transaction costs, current income tax expense, and non-cash rent, which relates to lease incentives pro-rated over the lease term.
(5)Non-controlling interest share of adjusted EBITDA from joint ventures includes NGP’s 49.9% share of adjusted EBITDA from the Delaware Basin JV and Marathon Petroleum Corporation’s 50% share of adjusted EBITDA from the Ascension JV.
(6)Excludes capital expenditures and costs associated with the relocation of processing facilities that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
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
(9)Includes a one-time $8.0 million contribution from an affiliate of NGP in May 2023 in connection with the Delaware Basin JV’s purchase of the Cowtown processing plant.
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

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2023
Total revenues	$624.8	$851.5	$268.2	$167.1	$(381.5)	$1,530.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(479.9)	(715.0)	(130.5)	(75.1)	381.5	(1,019.0)
Adjusted gross margin	144.9	136.5	137.7	92.0	—	511.1
Operating expenses	(53.1)	(32.0)	(27.0)	(24.7)	—	(136.8)
Segment profit	91.8	104.5	110.7	67.3	—	374.3
Depreciation and amortization	(41.5)	(36.9)	(56.6)	(29.0)	(1.3)	(165.3)
Gross margin	$50.3	$67.6	$54.1	$38.3	$(1.3)	$209.0

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2022
Total revenues	$1,120.4	$1,643.0	$443.0	$277.3	$(883.1)	$2,600.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(958.0)	(1,519.2)	(321.3)	(189.7)	883.1	(2,105.1)
Adjusted gross margin	162.4	123.8	121.7	87.6	—	495.5
Operating expenses	(50.3)	(34.8)	(23.1)	(20.7)	—	(128.9)
Segment profit	112.1	89.0	98.6	66.9	—	366.6
Depreciation and amortization	(37.1)	(39.4)	(52.3)	(28.7)	(1.5)	(159.0)
Gross margin	$75.0	$49.6	$46.3	$38.2	$(1.5)	$207.6

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2023
Total revenues	$1,226.0	$1,955.4	$581.6	$358.8	$(824.2)	$3,297.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(937.0)	(1,688.9)	(324.5)	(164.7)	824.2	(2,290.9)
Adjusted gross margin	289.0	266.5	257.1	194.1	—	1,006.7
Operating expenses	(101.2)	(65.6)	(51.7)	(50.7)	—	(269.2)
Segment profit	187.8	200.9	205.4	143.4	—	737.5
Depreciation and amortization	(81.5)	(75.2)	(108.5)	(57.8)	(2.7)	(325.7)
Gross margin	$106.3	$125.7	$96.9	$85.6	$(2.7)	$411.8

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2022
Total revenues	$2,005.4	$3,155.2	$826.6	$519.3	$(1,678.2)	$4,828.3
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,724.7)	(2,907.9)	(598.1)	(347.1)	1,678.2	(3,899.6)
Adjusted gross margin	280.7	247.3	228.5	172.2	—	928.7
Operating expenses	(95.6)	(67.8)	(44.1)	(42.3)	—	(249.8)
Segment profit	185.1	179.5	184.4	129.9	—	678.9
Depreciation and amortization	(73.8)	(74.9)	(103.2)	(57.1)	(2.9)	(311.9)
Gross margin	$111.3	$104.6	$81.2	$72.8	$(2.9)	$367.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Midstream Volumes:
Consolidated
Gathering and Transportation (MMbtu/d)	6,925,200	6,636,900	7,048,300	6,424,100
Processing (MMbtu/d)	3,562,000	3,141,700	3,516,000	3,021,600
Crude Oil Handling (Bbls/d)	198,700	214,100	193,400	202,300
NGL Fractionation (Gals/d)	7,519,300	7,896,900	7,604,100	7,965,000
Brine Disposal (Bbls/d)	2,700	3,200	2,800	3,100
Permian Segment
Gathering and Transportation (MMbtu/d)	1,732,200	1,494,400	1,708,100	1,421,200
Processing (MMbtu/d)	1,617,400	1,432,200	1,589,200	1,344,700
Crude Oil Handling (Bbls/d)	155,400	175,000	149,000	162,900
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,345,600	2,696,500	2,518,600	2,597,700
Crude Oil Handling (Bbls/d)	16,500	17,700	17,400	16,800
NGL Fractionation (Gals/d)	7,519,300	7,896,900	7,604,100	7,965,000
Brine Disposal (Bbls/d)	2,700	3,200	2,800	3,100
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,253,800	1,016,100	1,216,300	1,008,100
Processing (MMbtu/d)	1,204,600	1,047,600	1,184,500	1,038,600
Crude Oil Handling (Bbls/d)	26,800	21,400	27,000	22,600
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,593,600	1,429,900	1,605,300	1,397,100
Processing (MMbtu/d)	740,000	661,900	742,300	638,300

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

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

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $1,070.5 million and $1,086.1 million, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to the following:

•Product sales revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $1,131.2 million and $1,086.1 million, respectively, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lower commodity prices in 2023.

•Revenues from midstream services increased $53.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to higher volumes in 2023. Of these higher volumes in 2023, $11.0 million was related to contributions from acquisitions completed during 2022.

•Derivative gains increased $6.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to $36.8 million of increased realized gains and $30.0 million of decreased unrealized gains.

Operating Expenses. Operating expenses increased $7.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to $5.0 million of increased compressor rentals, $4.3 million of higher materials and supplies expense, $3.6 million of higher labor and benefits costs, $1.0 million of higher utility costs, and $0.8 million of higher ad valorem taxes. The increase was partially offset by $7.7 million of lower construction fees and services.

Depreciation and Amortization. Depreciation and amortization increased $6.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to increases of $4.5 million due to additional assets placed in service, $3.9 million due to acquisitions completed in 2022, and $0.5 million due to changes in estimated useful lives. These increases were partially offset by decreased depreciation of $2.6 million related to assets reaching the end of their useful lives.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $68.8 million for the three months ended June 30, 2023 compared to $55.5 million for the three months ended June 30, 2022, an increase of $13.3 million. Interest expense, net of interest income, consisted of the following (in millions):

	Three Months Ended June 30,
	2023	2022
ENLK and ENLC senior notes	$58.7	$50.3
Revolving Credit Facility	4.3	2.2
AR Facility	5.5	1.7
Amortization of debt issuance costs and net discount of senior unsecured notes	1.8	1.3
Interest rate swaps - realized	(1.1)	—
Other	(0.4)	—
Interest expense, net of interest income	$68.8	$55.5

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $4.6 million for the three months ended June 30, 2023 compared to a loss of $1.2 million for the three months ended June 30, 2022, an increase in loss of $3.4 million. The increase in loss was primarily attributable to an increase in loss of $2.4 million related to the Matterhorn JV, $0.8 million related to our GCF investment, and $0.2 million related to the Cedar Cove JV.

Income Tax Benefit (Expense). Income tax expense was $19.0 million for the three months ended June 30, 2023 compared to an income tax benefit of $1.3 million for the three months ended June 30, 2022. The increase in income tax expense was primarily attributable to reduced income tax expense for the three months ended June 30, 2022 resulting from a reduction in the valuation allowance recorded on our deferred tax assets. See “Item 1. Financial Statements—Note 7” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $35.6 million for the three months ended June 30, 2023 compared to net income of $38.6 million for the three months ended June 30, 2022, a decrease of $3.0 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The decrease in income was primarily due to a $4.9 million decrease attributable to NGP’s 49.9% share of the Delaware Basin JV, a $0.6 million decrease attributable to the Series B Preferred Units, and a $0.2 million decrease attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV. The decrease in income was partially offset by a $2.7 million increase in income attributable to the Series C Preferred Units.

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

See below for our discussion of segment results for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $495.6 million and $478.1 million, respectively, resulting in a decrease in adjusted gross margin in the Permian segment of $17.5 million, which was primarily driven by:

•A $26.5 million decrease in adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, decreased $19.1 million, which was primarily due to lower commodity prices. Derivative activity associated with our Permian gas assets decreased adjusted gross margin by $7.4 million, which included $15.2 million from increased realized gains and $22.6 million from increased unrealized losses.
•A $9.0 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $6.4 million, which was primarily due to higher commodity prices. Derivative activity associated with our Permian crude assets increased adjusted gross margin by $2.6 million, which included $0.4 million from decreased realized losses and $2.2 million from increased unrealized gains.

◦Operating expenses in the Permian segment increased $2.8 million primarily due to $3.1 million of higher utilities costs, $2.8 million of increased compressor rentals, $1.5 million of higher labor and benefits costs, $1.5 million of higher materials and supplies expense. These increases in operating expenses were principally due to an increase in operating activity. The increase was offset by $6.6 million of lower construction fees and services.

◦Depreciation and amortization in the Permian segment increased $4.4 million primarily due to an increase of $2.7 million from new assets placed into service and $1.7 million related to the equipment transferred to the Phantom processing facility.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $791.5 million and $804.2 million, respectively, resulting in an increase in adjusted gross margin in the Louisiana segment of $12.7 million, resulting from:

•A $6.3 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $6.8 million, which was primarily due to fluctuations in market prices. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased adjusted gross margin by $0.5 million from decreased unrealized gains.
•An $11.7 million increase in adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $11.0 million, which was primarily due to a settlement payment received resulting from a customer account dispute in the amount of $6.8 million. Derivative activity associated with our Louisiana gas assets increased adjusted gross margin by $0.7 million, which included $6.2 million from increased realized losses and $6.9 million from increased unrealized gains.
•A $5.3 million decrease in adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $6.2 million, which was primarily due to lower compression fee revenue resulting from the sale of several compressor units in December 2022. Derivative activity associated with our ORV crude assets increased adjusted gross margin by $0.9 million from increased realized gains.

◦Operating expenses in the Louisiana segment decreased $2.8 million primarily due to lower utility costs.

◦Depreciation and amortization in the Louisiana segment decreased $2.5 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $174.8 million and $190.8 million, respectively, resulting in an increase in adjusted gross margin in the Oklahoma segment of $16.0 million, resulting from:

•A $14.5 million increase in adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, increased $3.5 million, which was primarily due to additional volumes from the Central Oklahoma Acquisition in December 2022. Derivative activity associated with our Oklahoma gas assets increased adjusted gross margin by $11.0 million, which included $17.2 million from increased realized gains and $6.2 million from decreased unrealized gains.
•A $1.5 million increase in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, increased $1.0 million, which was primarily due to higher volumes. Derivative activity associated with our Oklahoma crude assets increased adjusted gross margin by $0.5 million from increased realized gains.

◦Operating expenses in the Oklahoma segment increased $3.9 million primarily due to $2.0 million of increased compressor rentals and $1.5 million of higher materials and supplies expense. These increases in operating expenses were principally due to an increase in operating activity from the Central Oklahoma Acquisition in December 2022.

◦Depreciation and amortization in the Oklahoma segment increased $4.3 million primarily due to increases of $3.0 million related to changes in estimated useful lives, $1.8 million due to new assets placed into service, and $1.0 million related to the Central Oklahoma Acquisition. These increases were partially offset by decreased depreciation of $1.7 million related to the transfer of equipment to the Phantom processing facility.

•North Texas Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $110.2 million and $114.6 million, respectively, resulting in an increase in adjusted gross margin in the North Texas segment of $4.4 million. Adjusted gross margin, excluding derivative activity, increased $5.4 million, which was primarily due to additional volumes from the Barnett Shale Acquisition in July 2022. Derivative activity associated with our North Texas segment decreased adjusted gross margin by $1.0 million, which included $8.8 million from increased realized gains and $9.8 million from increased unrealized losses.

◦Operating expenses in the North Texas segment increased $4.0 million primarily due to $1.0 million of higher materials and supplies expense, $0.9 million of higher labor and benefits costs, $0.7 million of higher ad valorem taxes, $0.4 million of compressor overhauls, and $0.3 million of higher utility costs. These increases in operating expenses were principally due to an increase in operating activity from the Barnett Shale Acquisition on July 1, 2022.

◦Depreciation and amortization in the North Texas segment increased $0.3 million primarily due to $2.9 million related to the Barnett Shale Acquisition on July 1, 2022, which was partially offset by a $2.6 million decrease due to asset reaching the end of their depreciable lives.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each increased $501.6 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment decreased $0.2 million.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

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

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $1,530.7 million and $1,608.7 million, respectively, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to the following:

•Product sales revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $1,698.8 million and $1,608.7 million, respectively, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to lower commodity prices in 2023.

•Revenues from midstream services increased $118.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to higher volumes in 2023. Of these higher volumes in 2023, $28.5 million was related to contributions from acquisitions completed during 2022.

•Derivative loses decreased $49.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to $66.2 million of increased realized gains and $16.3 million of decreased unrealized gains.

Operating Expenses. Operating expenses increased $19.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to $9.9 million of increased compressor rentals, $7.7 million of higher materials and supplies expense, $6.0 million of higher utility costs, $5.2 million of higher labor and benefits costs, $2.6 million of higher ad valorem taxes, and $1.9 million of increased compressor overhauls. The increase was partially offset by $12.2 million of lower construction fees and services and $2.4 million of lower sales and use tax.

Depreciation and Amortization. Depreciation and amortization increased $13.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to increases of $7.7 million due to acquisitions completed in 2022, $5.9 million due to additional assets placed in service, and $5.3 million due to changes in estimated useful lives. These increases were partially offset by decreased depreciation of $4.9 million related to assets reaching the end of their useful lives.

Interest Expense. Interest expense was $137.3 million for the six months ended June 30, 2023 compared to $110.6 million for the six months ended June 30, 2022, an increase of $26.7 million. Interest expense consisted of the following (in millions):

	Six Months Ended June 30,
	2023	2022
ENLK and ENLC senior notes	$112.6	$100.6
Revolving Credit Facility	11.8	4.5
AR Facility	11.7	2.8
Amortization of debt issuance costs and net discount of senior unsecured notes	3.3	2.6
Interest rate swaps - realized	(1.6)	0.1
Other	(0.5)	—
Interest expense, net of interest income	$137.3	$110.6

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $4.7 million for the six months ended June 30, 2023 compared to a loss of $2.3 million for the six months ended June 30, 2022, an increase in loss of $2.4 million. The increase in loss was primarily attributable to an increase in loss of $1.2 million related to our GCF investment, $0.8 million related to the Matterhorn JV, and $0.4 million related to the Cedar Cove JV.

Income Tax Benefit (Expense). Income tax expense was $29.9 million for the six months ended June 30, 2023 compared to an income tax expense of $1.9 million for the six months ended June 30, 2022. The increase in income tax expense was primarily attributable to reduced income tax expense for the six months ended June 30, 2022 resulting from a reduction in the valuation allowance recorded on our deferred tax asset. See “Item 1. Financial Statements—Note 7” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $71.6 million for the six months ended June 30, 2023 compared to net income of $69.4 million for the six months ended June 30, 2022, an increase of $2.2 million. ENLC’s non-controlling interest is comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase in income was primarily due to a $5.1 million increase attributable to the Series C Preferred Units. The increase in income was partially offset by a $1.4 million decrease attributable to the Series B Preferred Units, a $1.1 million decrease in income attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV, and a $0.4 million decrease attributable to NGP’s 49.9% share of the Delaware Basin JV.

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

See below for our discussion of segment results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $779.4 million and $787.7 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $8.3 million, which was primarily driven by:

•An $8.4 million increase in adjusted gross margin associated with our Permian gas assets. Adjusted gross margin, excluding derivative activity, increased $0.9 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian gas assets increased adjusted gross margin by $7.5 million, which included $15.3 million from increased realized gains and $7.8 million from increased unrealized losses.
•A $0.1 million decrease in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $1.6 million, which was primarily due to higher commodity prices. Derivative activity associated with our Permian crude assets decreased adjusted gross margin by $1.7 million, which included $1.3 million from increased realized losses and $0.4 million from decreased unrealized gains.

◦Operating expenses in the Permian segment increased $5.6 million primarily due to $5.5 million in increased compressor rentals, $5.3 million of higher utilities costs, $2.3 million of higher labor and benefits costs, $2.1 million of higher materials and supplies expense, and $1.6 million of higher compressor overhaul costs. These increases in operating expenses were principally due to an increase in operating activity. The increase was offset by $10.6 million of lower construction fees and services and $1.1 million of lower sales and use tax.

◦Depreciation and amortization in the Permian segment increased $7.7 million primarily due to increases of $4.4 million from new assets placed into service and $3.3 million related to the equipment transferred to the Phantom processing facility.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $1,199.8 million and $1,219.0 million, respectively, resulting in an increase in adjusted gross margin in the Louisiana segment of $19.2 million, resulting from:

•A $10.9 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $7.0 million, which was primarily due to fluctuations in market prices. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased adjusted gross margin by $3.9 million, which included $3.7 million from increased realized gains and $0.2 million from increased unrealized gains.
•A $17.4 million increase in adjusted gross margin associated with our Louisiana gas assets. Adjusted gross margin, excluding derivative activity, increased $12.8 million, which was primarily due to a settlement payment resulting from a customer account dispute in the amount of $6.8 million. Derivative activity associated with our Louisiana gas assets increased adjusted gross margin by $4.6 million, which included $1.8 million from decreased realized losses and $2.8 million from increased unrealized gains.
•A $9.1 million decrease in adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $12.1 million, which was primarily due to lower compression fee revenue resulting from the sale of several compressor units in December 2022. Derivative activity associated with our ORV crude assets increased adjusted gross margin by $3.0 million from increased realized gains.

◦Operating expenses in the Louisiana segment decreased $2.2 million primarily due to $1.1 million of lower utilities costs and $0.6 million of lower construction fees and services.

◦Depreciation and amortization in the Louisiana segment increased $0.3 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $245.0 million and $273.6 million, respectively, resulting in an increase in adjusted gross margin in the Oklahoma segment of $28.6 million, resulting from:

•A $27.2 million increase in adjusted gross margin associated with our Oklahoma gas assets. Adjusted gross margin, excluding derivative activity, increased $4.9 million, which was primarily due to additional volumes from the Central Oklahoma Acquisition in December 2022. Derivative activity associated with our Oklahoma gas assets increased adjusted gross margin by $22.3 million, which included $22.8 million from increased realized gains and $0.5 million from decreased unrealized gains.
•A $1.4 million increase in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, increased $0.8 million, which was primarily due to higher volumes. Derivative activity associated with our Oklahoma crude assets increased adjusted gross margin by $0.6 million from increased realized gains.

◦Operating expenses in the Oklahoma segment increased $7.6 million primarily due to $4.0 million of higher compressor rentals, $2.2 million of higher materials and supplies expense, $2.0 million of higher ad valorem taxes, and $1.0 million of higher utility costs. These increases in operating expenses were principally due to an increase in operating activity from the Central Oklahoma Acquisition in December 2022. The increase was offset by $2.2 million of lower construction fees and services.

◦Depreciation and amortization in the Oklahoma segment increased $5.3 million primarily due to increases of $5.0 million related to changes in estimated useful lives and $3.6 million due to new assets placed into service, including $2.1 million related to the Central Oklahoma Acquisition. These increases were partially offset by decreased depreciation of $3.3 million related to the transfer of equipment to the Phantom processing facility.

•North Texas Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $160.5 million and $182.4 million, respectively, resulting in an increase in adjusted gross margin in the North Texas segment of $21.9 million. Adjusted gross margin, excluding derivative activity, increased $12.2 million, which was primarily due to additional volumes from the Barnett Shale Acquisition in July 2022. Derivative activity associated with our North Texas segment increased adjusted gross margin by $9.7 million, which included $20.3 million from increased realized gains and $10.6 million from increased unrealized losses.

◦Operating expenses in the North Texas segment increased $8.4 million primarily due to $3.0 million of higher materials and supplies expense, $1.5 million of higher labor and benefits costs, $1.4 million of higher ad valorem taxes, $1.3 million of higher construction fees and services, $0.8 million of higher utility costs, and $0.5 million of compressor rentals. These increases in operating expenses were principally due to an increase in operating activity from the Barnett Shale Acquisition on July 1, 2022. The increase was partially offset by $1.0 million of lower sales and use tax.

◦Depreciation and amortization in the North Texas segment increased $0.7 million primarily due to $5.6 million related to the Barnett Shale Acquisition on July 1, 2022, which was partially offset by decreased depreciation of $4.9 million due to assets reaching the end of their depreciable lives.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each increased $854.0 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment decreased $0.2 million.

Critical Accounting Policies

Information regarding our critical accounting policies is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $587.8 million for the six months ended June 30, 2023 compared to $482.6 million for the six months ended June 30, 2022. Operating cash flows before working capital and changes in working capital for the comparative periods were as follows (in millions):

	Six Months Ended June 30,
	2023	2022
Operating cash flows before working capital	$553.1	$516.5
Changes in working capital	34.7	(33.9)

Operating cash flows before changes in working capital increased $36.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The primary contributor to the increase in operating cash flows before working capital was as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity derivative activity, utility credits redeemed or earned, and unit-based compensation, increased $62.0 million. The increase in gross margin is due to a $92.7 million increase in adjusted gross margin, excluding non-cash commodity derivative activity, which was partially offset by a $30.7 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation. For more information regarding the changes in gross margin for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, see “Results of Operations.”

The increase in operating cash flows were partially offset by the following:

•Interest expense, net of interest income, excluding amortization of debt issue costs and net discounts, increased $26.0 million.

•General and administrative expenses, excluding unit-based compensation, increased $2.6 million.

The changes in working capital for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued cost of sales.

Cash Flows from Investing Activities. Net cash used in investing activities was $249.1 million for the six months ended June 30, 2023 compared to $149.3 million for the six months ended June 30, 2022. Our primary investing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2023	2022
Additions to property and equipment (1)	$(203.1)	$(124.1)
Contributions to unconsolidated affiliate investments (2)	(49.7)	(26.6)
____________________________
(1)The increase in capital expenditures was due to expansion projects to accommodate increased volumes on our systems.
(2)Represents contributions to the Matterhorn JV and GCF. See “Item 1. Financial Statements—Note 10” for more information regarding the contributions to unconsolidated affiliate investments.

Cash Flows from Financing Activities. Net cash used in financing activities was $306.5 million for the six months ended June 30, 2023 compared to $341.4 million for the six months ended June 30, 2022. Our primary financing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2023	2022
Net repayments on the AR Facility (1)	$(186.9)	$(25.0)
Net repayments on the Revolving Credit Facility (1)	(95.0)	(15.0)
Net borrowings on ENLC’s senior unsecured notes (1)	297.0	—
Net repurchases of ENLK’s senior unsecured notes	—	(2.0)
Payment of installment payable for Amarillo Rattler Acquisition (2)	—	(10.0)
Distributions to members	(120.2)	(111.7)
Distributions to Series B Preferred Unitholders (3)	(32.5)	(35.8)
Distributions to Series C Preferred Unitholders (3)	(17.1)	(12.0)
Distributions to joint venture partners (4)	(32.9)	(29.0)
Payment to redeem mandatorily redeemable non-controlling interest (5)	(10.5)	—
Redemption of Series B Preferred Units (3)	—	(50.5)
Repurchase of Series C Preferred Units (3)	(3.9)	—
Contributions from non-controlling interests (6)	22.1	9.3
Common unit repurchases (7)	(107.5)	(50.7)
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.9)	(4.4)
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
(5)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries. See “Item 1. Financial Statements—Note 2” for more information regarding the redemption.
(6)Represents contributions from NGP to the Delaware Basin JV.
(7)See “Item 1. Financial Statements—Note 9” for more information regarding our common unit repurchase program.

Capital Requirements

As of June 30, 2023, the following table summarizes our expected remaining capital requirements for 2023 (in millions):

Capital expenditures, net to ENLC (1)	$218
Operating expenses associated with the relocation of processing facilities, net to ENLC (2)(3)	14
Contributions to unconsolidated affiliate investments (4)	25
Total	$257
____________________________
(1)Excludes capital expenditures that are contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(2)Represents cost incurred that are not part of our ongoing operations related to the relocation of the equipment and facilities associated with the non-operational Cowtown processing plant in North Texas to our Delaware Basin JV operations in the Permian, where it is expected to operate as the Tiger II processing plant. These costs exclude amounts that will be contributed by other entities and relate to the non-controlling interest share of our consolidated entities.
(3)Excludes a one-time $8.0 million contribution from an affiliate of NGP in May 2023 in connection with the Delaware Basin JV’s purchase of the Cowtown processing plant.
(4)Includes contributions made to our GCF investment and the Matterhorn JV.

Our primary remaining capital projects for 2023 include the relocation of the Cowtown processing plant, CCS-related initiatives, contributions to unconsolidated affiliate investments, including the restart of GCF, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our remaining 2023 capital requirements from operating cash flows.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2023.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2023 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2023	2024	2025	2026	2027	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,309.2	$—	$97.9	$421.6	$491.0	$—	$3,298.7
Revolving Credit Facility (1)	160.0	—	—	—	—	160.0	—
AR Facility (2)	313.1	—	—	313.1	—	—	—
Acquisition contingent consideration (3)	6.4	—	1.1	0.4	4.6	0.3	—
Interest payable on fixed long-term debt obligations	2,477.2	117.6	233.0	222.1	213.3	189.5	1,501.7
Repurchase of ENLC common units held by GIP (4)	27.5	27.5	—	—	—	—	—
Operating lease obligations	115.3	16.3	23.0	16.1	9.2	8.2	42.5
Purchase obligations	11.1	11.1	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (5)	952.5	36.5	82.3	113.2	100.1	88.0	532.4
Total contractual obligations	$8,372.3	$209.0	$437.3	$1,086.5	$818.2	$446.0	$5,375.3
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
(4)Relates to the repurchase of ENLC common units held by GIP on July 31, 2023. See “Item 1. Financial Statements—Note 9” for more information.
(5)Consists of pipeline capacity payments for firm transportation and deficiency agreements.

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

Indebtedness

Revolving Credit Facility. As of June 30, 2023, there were $160.0 million in outstanding borrowings and $21.3 million in outstanding letters of credit under the Revolving Credit Facility.

AR Facility. As of June 30, 2023, the AR Facility had a borrowing base of $371.7 million and there were $313.1 million in outstanding borrowings under the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Senior Unsecured Notes. As of June 30, 2023, we had $4.3 billion in aggregate principal amount of outstanding unsecured senior notes maturing from 2024 to 2047, of which $97.9 million matures on April 1, 2024 and is classified as “Current maturities of long-term debt” on the consolidated balance sheet.

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

As of June 30, 2023, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

See “Item 1. Financial Statements—Note 6” for more information on our outstanding debt.

Inflation

Inflation in the United States increased significantly in 2022 and has continued to increase at a more modest pace during the first half of 2023. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business—Inflation” for more information.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the three months ended June 30, 2023 and have determined that none had a material impact to our consolidated financial statements.

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

Commodity Price Risk

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 85% of our adjusted gross margin for the six months ended June 30, 2023 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the gas processing component of our business. For more information regarding our main types of contractual arrangements, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Commission on February 15, 2023.

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

The following table sets forth information related to derivative instruments outstanding at June 30, 2023.

Period	Underlying	Notional Volume (net position)	Reference Price	Price Range	Net Fair Value Asset/(Liability) (In Millions)
July 2023 - March 2024	Propane	(77.1) MMgals	OPIS Mt Belvieu	$0.79 - $0.95/Gal	$22.2
July 2023 - December 2023	Normal Butane	(5.7) MMgals	OPIS Mt Belvieu	$0.96 - $0.97/Gal	1.6
July 2023 - July 2023	Natural Gasoline	(0.6) MMgals	NYMEX WTI Average	$1.27 - $1.67/Gal	—
July 2023 - June 2024	Natural Gasoline & Condensate	72.7 MMgals	OPIS Mt Belvieu and NYMEX WTI Average differential	($0.32) - ($0.24)/Gal	(7.5)
July 2023 - January 2028	Natural Gas	(11.3) Bbtu	NYMEX Henry Hub	$2.18 - $6.19/MMbtu	25.4
July 2023 - December 2024	Natural Gas	(4.1) Bbtu	Waha basis differential	($3.02) - ($0.26)/MMbtu	(13.5)
July 2023 - July 2023	Natural Gas	(1.0) Bbtu	Henry Hub Gas Daily	$2.60 - $2.60/MMbtu	—
August 2023 - January 2024	Crude & Condensate	(0.3) MMbbls	NYMEX WTI	$78.43 - $79.84/Bbl	(0.6)
January 2024 - December 2025	Crude & Condensate	(7.2) MMbbls	WTI-Houston and Midland basis differential	$0.70 - $0.90/Bbl	2.0
Total fair value of commodity derivatives					$29.6

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

As of June 30, 2023, our outstanding commodity derivative instruments had a net fair value asset of $29.6 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in gas, crude and condensate, and NGL prices would result in a change of approximately $14.5 million in the net fair value of these contracts as of June 30, 2023.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At June 30, 2023, we had $160.0 million in outstanding borrowings under the Revolving Credit Facility and $313.1 million in outstanding borrowings under the AR Facility.

In January 2023, we entered into a $400.0 million interest rate swap to reduce the variability of cash outflows associated with interest payments related to our long-term debt with variable interest rates. This swap has been designated as a cash flow hedge. See “Item 1. Financial Statements—Note 12” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $1.6 million and $3.1 million for the Revolving Credit Facility and the AR Facility, respectively. This change in interest expense would be partially offset by a $4.0 million change in the opposite direction due to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028, 2029, and 2030 as these are fixed-rate obligations. As of June 30, 2023, the estimated fair value of the senior unsecured notes was approximately $4,012.1 million, based on the market prices of ENLK’s and our publicly traded debt at June 30, 2023. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $233.6 million decrease in fair value of the senior unsecured notes at June 30, 2023. See “Item 1. Financial Statements—Note 6” for more information on our outstanding indebtedness.

Beginning with the interest period which commenced on December 15, 2022, distributions on ENLK’s Series C Preferred Units are based on a floating rate tied to LIBOR plus a spread of 4.11% and, commencing September 15, 2023, distributions will be based on the forward-looking term rate based on SOFR (“Term SOFR”), plus a Term SOFR spread adjustment of 0.26161%, plus a spread of 4.11% rather than a fixed rate and, therefore, the amount paid by ENLK as a distribution will be more sensitive to changes in interest rates. See “Item 1. Financial Statements—Note 8” for more information regarding distributions with respect to the Series C Preferred Units.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2023), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of unit-based awards and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
April 1, 2023 to April 30, 2023	1,185,099	$10.65	1,176,033	$136.0
May 1, 2023 to May 31, 2023	3,232,942	10.94	3,232,360	$100.7
June 1, 2023 to June 30, 2023	732,988	10.18	732,988	$93.2
Total	5,151,029	$10.77	5,141,381
____________________________
(1)The total number of units purchased shown in the table includes 9,648 ENLC common units received by us from employees for the payment of personal income tax withholding on vesting transactions.
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

Item 5. Other Information

Insider Trading Plans

On May 15, 2023, Alaina K. Brooks, Executive Vice President, Chief Legal and Administrative Officer, and Secretary of the Managing Member, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 173,913 of our common units until May 14, 2024.

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

31.1 *	—	Certification of the Principal Executive Officer.
31.2 *	—	Certification of the Principal Financial Officer.
32.1 *	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101 *	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Changes in Members’ Equity for the three months ended June 30, 2023 and 2022 and March 31, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (v) the Notes to Consolidated Financial Statements.
104 *	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
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
August 2, 2023