Form 10-K
period 2023-12-31
EnLink Midstream, LLC
filed 2024-02-21
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common units representing limited liability company interests held by non-affiliates of the registrant was approximately $2.6 billion on June 30, 2023, based on $10.60 per unit, the closing price of the common units as reported on the New York Stock Exchange on such date.

At February 14, 2024, there were 453,176,911 common units outstanding.

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
Ascension JV
Ascension Pipeline Company, LLC, a joint venture between a subsidiary of ENLK and a subsidiary of Marathon Petroleum Corporation in which ENLK owns a 50% interest and Marathon Petroleum Corporation owns a 50% interest. The Ascension JV, which began operations in April 2017, owns an NGL transmission pipeline that connects ENLK’s Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery.

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

BKV	BKV Corporation.
BLM	Bureau of Land Management.
Board	The board of directors of the Managing Member.
CCS	Carbon capture, transportation, and sequestration.
Cedar Cove JV	A joint venture in which we own a 30% interest. The Cedar Cove JV, which was formed in November 2016, owns gathering and compression assets in Blaine County, Oklahoma, located in the STACK play.
Central Oklahoma Acquisition
On December 19, 2022, we acquired gathering and processing assets located in Central Oklahoma, including approximately 900 miles of lean and rich natural gas gathering pipeline and two processing plants with 280 MMcf/d of total processing capacity.

CFTC	U.S. Commodity Futures Trading Commission.
CO2	Carbon dioxide.
Commission	U.S. Securities and Exchange Commission.
Delaware Basin	A large sedimentary basin in West Texas and New Mexico.
Delaware Basin JV
Delaware G&P LLC, a joint venture between a subsidiary of ENLK and an affiliate of NGP in which ENLK owns a 50.1% interest and NGP owns a 49.9% interest. The Delaware Basin JV, which was formed in August 2016, owns the Lobo processing facilities and the Tiger processing plants located in the Delaware Basin in Texas.

Devon	Devon Energy Corporation.
ENLC	EnLink Midstream, LLC together with its consolidated subsidiaries.
ENLC Class C Common Units
A class of non-economic ENLC common units equal to the number of Series B Preferred Units in order to provide certain voting rights with respect to ENLC to the holders of such Series B Preferred Units. The Class C Common Units were cancelled in September 2023 in connection with an amendment of ENLK’s limited partnership agreement.

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
GCF
A joint venture in which we own a 38.75% interest. Gulf Coast Fractionators owns an NGL fractionator in Mont Belvieu, Texas. The GCF assets were idled to reduce operating expenses in 2021 but are expected to resume operations in the first half of 2024.

General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GHG	Greenhouse gas.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
IRC	Internal Revenue Code.
ISDAs	International Swaps and Derivatives Association Agreements.
LIBOR	U.S. Dollar London Interbank Offered Rate.
LNG	Liquified natural gas.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Matterhorn JV
A joint venture in which we own a 15% interest. The Matterhorn JV is constructing a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas.

MEGA	Midland Energy Gathering Area in Midland, Martin, and Glasscock counties, Texas.
Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MMgals	Million gallons.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NYMEX	New York Mercantile Exchange.
NYSE	New York Stock Exchange.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
OPIS	Oil Price Information Service.
ORV
ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales. In November 2023, we divested these assets. See “Item 8. Financial Statements and Supplementary Data—Note 3” for more information regarding our divestitures.

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

ENLINK MIDSTREAM, LLC

PART I

Item 1. Business

General and Recent Developments

Formation

ENLC is a Delaware limited liability company formed in October 2013. EnLink Midstream, LLC common units are traded on the NYSE under the symbol “ENLC.” Our executive offices are located at 1722 Routh Street, Suite 1300, Dallas, Texas 75201, and our telephone number is (214) 953-9500. Our Internet address is www.enlink.com. We post the following filings in the “Investors” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the Commission: our Annual Reports on Form 10-K; our quarterly reports on Form 10-Q; our current reports on Form 8-K; and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings on our website are available free of charge. Additionally, filings are available on the Commission’s website (www.sec.gov).

All of our midstream energy assets are owned and operated by ENLK and its subsidiaries. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

As of December 31, 2023, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 46.2% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all the equity interests in the Managing Member.

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

For more information about our organization of the business before the year ended December 31, 2023, refer to “Item 1. Business—General” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Commission on February 15, 2023, and available here.

The following diagram depicts our organization and ownership as of December 31, 2023:

Public Unitholders
GIP III Stetson II, L.P. (Delaware)
EnLink Midstream Manager, LLC (Delaware)
GIP III Stetson I, L.P. (Delaware)
53.8%
23.8%
Non-economic managing member
22.4%
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
99.999% LP
EnLink Midstream Operating, LP (Delaware)
100%
EnLink Midstream Funding, LLC (4) (Delaware)

____________________________
(1)Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. The non-economic ENLC Class C Common Units previously held by the Series B Preferred Unitholders were cancelled in September 2023 in connection with an amendment of ENLK’s limited partnership agreement. See “Item 8. Financial Statements and Supplementary Data—Note 9” for more information.
(2)All ENLK common units are held by ENLC. The Series B Preferred Units are entitled to vote, on a one-for-one basis (subject to certain adjustments) as a single class with ENLC, on all matters that require approval of the ENLK unitholders.
(3)Series C Preferred Units are perpetual preferred units that are not convertible into other equity interests.
(4)EnLink Midstream Funding, LLC is a bankruptcy-remote special purpose entity that entered into the AR Facility in October 2020. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the AR Facility.

Our Operations

We primarily focus on owning, operating, investing in, and developing midstream energy infrastructure assets to provide midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, storing, trans-loading, and selling crude oil and condensate.

As of December 31, 2023, our midstream infrastructure network includes approximately 13,600 miles of pipelines, 25 natural gas processing plants with approximately 5.8 Bcf/d of processing capacity, seven fractionators with approximately 316,300 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

Our natural gas gathering business includes connecting the wells of producers in our market areas to our gathering systems. Our gathering systems consist of networks of pipelines that collect natural gas from points at or near producing wells and transport it to our processing plants or to larger diameter pipelines for further transmission. Our processing plants remove NGLs from the natural gas stream that is transported to the processing plants by our own gathering systems or by third-party pipelines. In conjunction with our gathering and processing business, we may purchase natural gas and NGLs from producers and other supply sources and sell that natural gas or NGLs to utilities, industrial consumers, marketers, and pipelines. We also store natural gas and NGLs on behalf of third parties for a fee or to balance our own purchases and sales in marketing natural gas and NGLs for our customers.

Our large diameter natural gas transmission pipelines provide access to multiple domestic production basins to a variety of customers, such as industrial end-users, LNG facilities, and utilities. Our large diameter natural gas transmission pipelines are connected to our gathering systems or third party gathering systems, natural gas transmission pipeline systems, and natural gas storage caverns.

Our fractionators separate NGLs into separate purity products, including ethane, propane, iso-butane, normal butane, and natural gasoline. Our fractionators receive NGLs primarily through our transmission lines that transport NGLs from East Texas and from our South Louisiana processing plants. Our fractionators also have the capability to receive NGLs by truck or rail terminals. We also have agreements pursuant to which we transport NGLs from our West Texas and Central Oklahoma operations on third party pipelines to our NGL transmission lines that then transport the NGLs to our fractionators. In addition, we have NGL storage capacity to provide storage for customers.

Our crude oil and condensate business includes the gathering and transmission of crude oil and condensate via pipelines, in addition to condensate stabilization. We also purchase crude oil and condensate from producers and other supply sources and sell that crude oil and condensate through our terminal facilities to various markets.

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

We manage and report our operations primarily according to the geography and the nature of the activity. We have five reportable segments:

•Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in West Texas and Eastern New Mexico;

•Louisiana Segment. The Louisiana segment includes our natural gas and NGL transmission pipelines, natural gas processing plants, natural gas and NGL storage facilities, and fractionation facilities located in Louisiana and, prior to its sale in November 2023, our crude oil operations in ORV;

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

Our Business Strategies

We develop, own, and operate midstream energy infrastructure assets and use these infrastructure assets to provide midstream services, including gathering and processing, long-haul transportation, fractionation, and storage, across a range of hydrocarbons, including natural gas, crude oil, NGLs, and CO2. Our asset platforms operate in premier production basins, transportation hubs, and core demand centers, including the Permian Basin, Louisiana, Oklahoma, and North Texas.

Our primary aim is to use our portfolio of assets to gather, process, fractionate, transport, and store a growing amount of hydrocarbons along the supply chain from production basins in Texas, Oklahoma, and North Texas to Gulf Coast end-users, fractionators, and storage facilities or for transport to other domestic and international markets.

To support and grow our business prudently and profitably, we focus on the following:

•Financial Discipline and Flexibility. We are focused on strengthening our financial position and flexibility by generating significant cash flows, driving disciplined and balanced capital allocation, focusing on cost discipline, and maintaining liquidity and balance sheet strength. We believe that our focus on financial discipline will create value and afford us better access to the capital markets and a competitive cost of capital, as well as the ability to support higher returns of capital to our unitholders and the opportunity to grow our business in a prudent manner throughout the cycles in our industry.

•Strategic Growth. We believe our assets are positioned in key demand centers with growing end-user and export customers and are located in some of the most economically advantageous producing basins in the United States. We expect to grow our natural gas and NGL transportation network along the Gulf Coast by leveraging our existing infrastructure and operations to optimize our network of connections and expand our footprint. We also expect to grow our gathering and processing systems organically over time by meeting our customers’ midstream service needs that result from their drilling activity in our areas of operation. From time to time, we may also make opportunistic and strategic acquisitions to further expand our business.

We are also building a carbon transportation business in support of CCS along the Gulf Coast, including the Mississippi River industrial corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe our operating expertise, our customer relationships, and our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, provide us with an advantage in building a carbon transportation business and becoming the transporter of choice in the Gulf Coast region.

•Operational Excellence and Innovation. We have created a rigorous company-wide program of operational excellence centered on innovation and continuous improvement in our business. We believe this program will allow us to optimize our operations in order to enhance the profitability of current operations, capture capital-efficient commercial opportunities, and enhance the scalability of our asset platforms for future growth.

•Sustainability and Safety. We operate our business responsibly and with regard for our employees, the environment, and the communities in which we operate. We are committed to operating safely and in an environmentally responsible manner. See “Human Capital” below for additional information on our employee policies and “Sustainability” below for more information on our sustainability and environmental efforts.

Our Assets

The map below depicts our major assets, including assets held by non-wholly owned joint ventures.

The following tables provide information about our assets as of and for the year ended December 31, 2023:

				Year Ended
				December 31, 2023
Gathering and Transmission Pipelines	Approximate Length (Miles)	Compression (HP)	Estimated Capacity (1)	Average Throughput (2)
Natural gas pipelines
Permian assets:
MEGA gas gathering system	1,125	297,100	1,180	1,119,400
Delaware gas gathering system (3)	295	118,200	620	681,500
Permian natural gas pipelines (3)	1,420	415,300	1,800	1,800,900

Louisiana assets:
Louisiana natural gas pipelines	3,040	106,300	3,975	2,495,000

Oklahoma assets:
Central Oklahoma gas gathering system	2,890	256,490	1,560	1,190,000
Northridge gas gathering system	140	14,000	50	31,000
Oklahoma natural gas pipelines	3,030	270,490	1,610	1,221,000

North Texas assets:
Bridgeport gas gathering system	2,795	189,340	827	714,000
Johnson County gas gathering system	280	49,000	400	82,100
Silver Creek gas gathering system	1,400	190,000	840	348,800
Acacia pipeline	130	16,000	920	434,500
North Texas natural gas pipelines	4,605	444,340	2,987	1,579,400

Total natural gas pipelines	12,095	1,236,430	10,372	7,096,300

NGL, crude oil, and condensate pipelines
Permian assets:
Permian crude gathering systems	500	—	290,000	165,300

Louisiana assets:
Cajun-Sibon pipeline (4)	760	—	195,000	187,300
Ascension pipeline (5)	35	—	65,000	26,400
Louisiana NGL pipelines	795	—	260,000	213,700

Oklahoma assets:
Central Oklahoma crude gathering system	200	—	160,000	25,300

Total NGL, crude oil, and condensate pipelines	1,495	—	710,000	404,300
____________________________
(1)Estimated capacity for natural gas pipelines is MMcf/d. Estimated capacity for NGL, crude oil, condensate pipelines is Bbls/d.
(2)Average throughput for natural gas pipelines is MMbtu/d. Average throughput for NGL, crude oil, and condensate pipelines is Bbls/d.
(3)Includes gross mileage, compression, capacity, and throughput for the Delaware Basin JV, which is owned 50.1% by us. Estimated capacity on our Delaware gas gathering system includes only the Delaware Basin JV’s compression capacity and does not include natural gas compressed by third parties on our system.
(4)Estimated capacity is based on an estimated mixture of NGLs shipped through the pipeline. A higher or lower functional capacity will occur depending on the composition of the transported product.
(5)Includes gross mileage, capacity, and throughput for the Ascension JV, which is owned 50% by us.

		Year Ended
		December 31, 2023
Processing Facilities	Processing Capacity (MMcf/d)	Average Throughput (MMbtu/d)
Permian assets:
MEGA system processing facilities	975	1,020,700
Delaware processing facilities (1)	635	641,700
Permian assets	1,610	1,662,400

Louisiana assets:
Louisiana processing facilities (2)	1,478	167,600

Oklahoma assets:
Central Oklahoma processing facilities	1,220	1,142,200
Northridge processing facility	200	39,800
Oklahoma assets	1,420	1,182,000

North Texas assets:
Bridgeport processing facility	760	553,200
Silver Creek processing facilities (3)	505	181,400
North Texas assets	1,265	734,600

Total Processing Facilities	5,773	3,746,600
____________________________
(1)The Lobo I processing plant, which accounts for 35 MMcf/d of processing capacity of the Delaware processing facilities, is not operational. Additionally, the processing capacity does not include an estimated 150 MMcf/d related to the Tiger II Processing Plant, which is currently under construction and is expected to be completed in the second quarter of 2024.
(2)The Blue Water, Eunice, and Plaquemine processing plants are not operational. These plants represented 193 MMcf/d, 350 MMcf/d, and 225 MMcf/d, respectively, for a total of 768 MMcf/d of the total processing capacity of the Louisiana processing facilities.
(3)The Azle, Goforth, Corvette, and West Johnson processing plants are not operational. These plants represented 50 MMcf/d, 30 MMcf/d, 125 MMcf/d, and 100 MMcf/d, respectively, for a total of 305 MMcf/d of the total processing capacity of the Silver Creek processing facilities.

		Year Ended
		December 31, 2023
Fractionation Facilities	Estimated NGL Fractionation Capacity (Bbls/d)	Average Throughput (Bbls/d)
Permian assets:
Mesquite terminal (1)	15,000	—

Louisiana assets:
Plaquemine fractionation facility (2)	136,800	84,700
Riverside fractionation facility (2)	—	33,000
Plaquemine processing plant	8,500	1,000
Eunice fractionation facility	75,000	64,800
Louisiana assets	220,300	183,500

North Texas assets:
Bridgeport processing facility	25,000	24,900

Corporate assets:
GCF (3)	56,000	—
Total Fractionation Facilities	316,300	208,400
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
(3)Volumes shown reflect our 38.75% ownership in GCF. The GCF fractionation facility was not operational in 2023 but is expected to resume operations in the first half of 2024.

Storage Assets	Storage Type	Estimated Design Capacity (1)	Estimated Working Capacity (1)
Permian assets:
Avenger storage	Crude	0.1	0.1
Greater Chickadee storage	Crude	0.2	0.2

Louisiana assets:
Belle Rose storage	Natural gas	9.6	6.5
Sorrento storage	Natural gas	4.9	2.5
Jefferson Island storage	Natural gas	3.0	2.0
Napoleonville storage	NGL	7.6	7.6

Oklahoma assets:
Central Oklahoma storage	Crude	0.2	0.2

North Texas assets:
North Texas storage	Natural gas	1.1	0.8
____________________________
(1)Estimated design capacity and estimated working capacity for natural gas storage is Bcf . Estimated capacity for NGL and crude oil storage is MMbbls. Estimated design capacity includes the cushion necessary to operate storage facilities

Permian Segment Assets. Our Permian segment assets include natural gas gathering pipelines, crude oil gathering systems and storage, natural gas processing facilities, and a fractionation facility, which assets are primarily in West Texas and New Mexico.

•Natural Gas Gathering Systems. Our natural gas gathering pipelines in the Permian segment consist of the following:

•MEGA gas gathering system. This gathering system in the Midland Basin serves as an interconnected system of pipelines and compressors to deliver natural gas from wellheads in the Permian Basin to the MEGA system processing facilities.

•Delaware gas gathering system. This rich natural gas gathering system consists of gathering pipeline and compression assets in the Delaware Basin in Texas and New Mexico. These gathering systems are connected to our Lobo processing facilities and Tiger processing plants, which are owned by the Delaware Basin JV.

•Crude Oil Gathering Systems. Our crude oil gathering systems in the Permian segment consist of crude oil and condensate pipelines and above ground storage, including:

•Avenger crude gathering system. Avenger crude gathering system is located in the northern Delaware Basin in Eddy and Lea counties in New Mexico.

•Greater Chickadee crude gathering system. The Greater Chickadee crude gathering system delivers crude oil for customers to Enterprise Product Partners L.P.’s crude oil terminal in West Texas. The Greater Chickadee crude gathering system also includes multiple central tank batteries with pump, truck injection, and storage stations to maximize shipping and delivery options for producers.

•Natural Gas Processing Facilities. Our natural gas processing facilities in the Permian segment consist of the following:

•MEGA system processing facilities. Our MEGA system processing facilities are located in Midland, Martin, and Glasscock counties, Texas and operate as a connected system. These assets consist of the Bearkat processing facility with a capacity of 75 MMcf/d, the Deadwood processing facility with a capacity of 50 MMcf/d, the Midmar processing facilities with a capacity of 207 MMcf/d, the Riptide processing facility with a capacity of 270 MMcf/d, the War Horse processing plant with a capacity of 105 MMcf/d, and the Phantom processing plant with a capacity of 268 MMcf/d.

•Delaware processing facilities. The Delaware processing facilities include our Lobo natural gas processing facilities and the Tiger I processing plant. Our Lobo natural gas processing facilities are located in Loving County, Texas and include Lobo I, Lobo II, and Lobo III processing plants which account for 35 MMcf/d, 140 MMcf/d, and 220 MMcf/d of processing capacity, respectively. The Lobo I processing plant is currently not operational. Our Tiger I processing plant is located in Culberson County, Texas, and accounts for 240 MMcf/d of processing capacity. The Tiger II Processing Plant is currently under construction and is expected to add 150 MMcf/d of processing capacity beginning in the second quarter of 2024. The Lobo processing facilities and the connected gathering system and the Tiger processing plants are owned by the Delaware Basin JV.

•Fractionation Facility. The Mesquite fractionator has an approximate capacity of 15,000 Bbls/d and is located at our MEGA system processing facilities. The Mesquite fractionator is not currently operational.

Louisiana Segment Assets. Our Louisiana segment assets consist of interstate and intrastate natural gas gathering and transmission pipelines, natural gas processing facilities, natural gas storage, NGL pipelines and storage, and four fractionation facilities.

•Natural Gas Transmission Pipelines and Gathering Systems. Our natural gas pipeline systems in the Louisiana segment include a portfolio of large capacity interconnections within the Gulf Coast pipeline grid, providing customers with access to multiple domestic production basins and a variety of customers, including major industrial customers located in the Mississippi River corridor between Baton Rouge, Louisiana and New Orleans, Louisiana, as well as utilities and Gulf Coast LNG facilities.

•Sabine pipeline. The Sabine pipeline is an interstate natural gas pipeline system that offers both interruptible and firm transportation services to its customers. The Sabine pipeline is used to transport natural gas between Port Arthur, Texas and the Henry Hub. The Sabine pipeline owns and operates the Henry Hub, the official delivery mechanism and pricing point for Chicago Mercantile Exchange’s NYMEX natural gas futures contracts as well as the OTC swaps traded on the Intercontinental Exchange.

•Bridgeline pipeline. The Bridgeline pipeline is a Louisiana intrastate natural gas pipeline system providing transportation and storage services to a variety of customers including South Louisiana industrials, power companies, utilities, and Gulf Coast LNG facilities.

•Louisiana intrastate gas (LIG) pipeline. The LIG pipeline is an intrastate natural gas gathering and transmission pipeline system providing a fully integrated wellhead to burner tip value chain that includes local gathering, processing, transmission, and treating services to Louisiana producers. The LIG pipeline is connected to several other natural gas pipelines, providing additional system supply, and the Jefferson Island storage facility.

•Natural Gas Processing and Storage Facilities. Our natural gas processing facilities and storage facilities in the Louisiana segment consist of the following:

•Gibson processing plant. The Gibson processing plant has 110 MMcf/d of processing capacity and is located in Gibson, Louisiana. The Gibson processing plant is connected to our Louisiana gas gathering system.

•Pelican processing plant. The Pelican processing plant complex is located in Patterson, Louisiana and has a designed capacity of 600 MMcf/d of natural gas. The Pelican processing plant is connected with continental shelf and deepwater production and has downstream connections to the ANR pipeline. This plant has an interconnection with the Louisiana natural gas pipeline systems allowing us to process natural gas from this system at our Pelican processing plant when markets are favorable.

•Belle Rose gas storage facility. The Belle Rose natural gas storage facility is located in Assumption Parish, Louisiana. This facility is designed for injecting pipeline quality natural gas into storage or withdrawing stored natural gas for delivery by pipeline.

•Sorrento gas storage facility. The Sorrento natural gas storage facility is located in Ascension Parish, Louisiana. This facility is designed for injecting pipeline quality natural gas into storage or withdrawing stored natural gas for delivery by pipeline.

•Jefferson Island storage facility. The Jefferson Island storage facility and pipeline header system is located in Iberville and Vermilion Parishes in Louisiana and is connected to our extensive Louisiana natural gas system. This facility is designed for injecting pipeline quality natural gas into storage or withdrawing stored natural gas for delivery by pipeline.

•Non-Operational Processing Plants:

•Blue Water gas processing plant. We operate and own a 64.29% interest in the Blue Water natural gas processing plant. The Blue Water natural gas processing plant is located in Crowley, Louisiana and is connected to the Blue Water pipeline system. Our share of the plant’s capacity is approximately 193 MMcf/d. The Blue Water natural gas processing plant is currently not operational and we do not expect to operate it in the near future unless volumes are sufficient to run the plant.

•Plaquemine processing plant. The Plaquemine processing plant has 225 MMcf/d of processing capacity and is connected to the Plaquemine fractionation facility. The Plaquemine processing plant is currently not operational and we do not expect to operate it in the near future unless volumes are sufficient to run the plant.

•Eunice processing plant. The Eunice processing plant is located in South Central Louisiana and has a capacity of 350 MMcf/d. The Eunice processing plant is currently not operational and we do not expect the plant to operate in the near future unless volumes are sufficient to run the plant.

•NGL Pipeline Systems. Our NGL pipeline systems in the Louisiana segment consist of NGL pipelines and underground NGL storage.

•Cajun-Sibon pipeline. The Cajun-Sibon pipeline transports unfractionated NGLs from interconnects near Mont Belvieu, Texas, and, from time to time, our Pelican processing plant in South Louisiana to either the Plaquemine or Eunice fractionators or to third-party fractionators when necessary.

•Ascension pipeline. The Ascension pipeline is an NGL pipeline that connects our Riverside fractionator to Marathon Petroleum Corporation’s Garyville refinery and is owned by the Ascension JV.

•Napoleonville storage facility. The Napoleonville NGL storage facility is connected to the Riverside facility and is comprised of two existing caverns. The caverns currently provide butane storage.

•Fractionation Facilities. There are four fractionation facilities located in the Louisiana segment that are connected to our processing facilities and to Mont Belvieu, Texas and other hubs through our Cajun-Sibon pipeline.

•Plaquemine fractionation facility. The Plaquemine fractionator is located at our Plaquemine natural gas processing plant complex and is connected to our Cajun-Sibon pipeline. The Plaquemine fractionation facility produces purity ethane and propane for sale to markets via pipeline, while butane and heavier products are sent to our Riverside facility for further processing. The Plaquemine fractionator, collectively with the Riverside Fractionation Facility, has an approximate capacity of 136,800 Bbls/d of raw-make NGL products.

•Plaquemine natural gas processing plant. In addition to the Plaquemine fractionation facility, the adjacent Plaquemine natural gas processing plant also has an on-site fractionator.

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

Oklahoma Segment Assets. Our Oklahoma segment assets consist of natural gas gathering pipelines, natural gas processing facilities, and crude oil gathering pipelines and storage in Southern and Central Oklahoma.

•Natural Gas Gathering Systems. Our natural gas gathering pipelines in the Oklahoma segment consist of the following:

•Central Oklahoma gas gathering system. The Central Oklahoma gas gathering system serves the STACK play and adjacent areas.

•Northridge gas gathering system. Our Northridge gas gathering system is located in the Arkoma-Woodford Shale in Southeastern Oklahoma.

•Natural Gas Processing Facilities. Our natural gas processing facilities in the Oklahoma segment consist of the following:

•Central Oklahoma processing facilities. The Central Oklahoma processing facilities include three processing plants: the Chisholm processing plant, the Cana processing plant, and the Redcliff processing plant, acquired in the Central Oklahoma Acquisition in December 2022, which account for 600 MMcf/d, 400 MMcf/d, and 220 MMcf/d of processing capacity, respectively.

•Northridge processing facility. Our Northridge processing facility is located in Hughes County in the Arkoma-Woodford Shale in Southeastern Oklahoma and accounts for 200 MMcf/d of processing capacity.

•Crude Oil Gathering Systems. Our crude and condensate assets in the Oklahoma segment have crude oil and condensate pipelines and above ground storage in Central Oklahoma. These assets consist of the following:

•Central Oklahoma crude gathering system. Our Central Oklahoma crude gathering system include Black Coyote and Redbud, which operate in the core of the STACK play in Central Oklahoma.

North Texas Segment Assets. Our North Texas segment assets include natural gas gathering pipelines, a natural gas transmission system, a CO2 capture system, natural gas processing facilities, and a fractionation facility in the Barnett Shale.

•Natural Gas Gathering Pipelines. Our natural gas gathering systems in the North Texas segment consist of the following:

•Bridgeport rich gas gathering system. A substantial majority of the natural gas gathered on the Bridgeport rich gas gathering system is delivered to the Bridgeport processing facility.

•Bridgeport lean gas gathering system. Natural gas gathered on the Bridgeport lean gas gathering system is delivered to the Acacia pipeline and to intrastate pipelines without processing.

•Johnson County gas gathering system. Natural gas gathered on this system is processed at our Silver Creek processing facilities.

•Silver Creek gas gathering system. Our Silver Creek gas gathering system is located primarily in Hood, Parker, and Johnson counties, Texas, and connects to the Silver Creek processing facilities.

•Natural Gas Transmission System. The Acacia pipeline is a transmission system that connects production from the Barnett Shale to markets in North Texas.

•CO2 Capture System. Our CO2 capture system captures and transports up to 250,000 metric tonnes per year of CO2 separated from the lean natural gas in our North Texas gathering systems and from the rich natural gas delivered to our natural gas processing plant in Bridgeport, Texas. This CO2 waste stream is then captured, compressed, transported, and sequestered by BKV.

•Natural Gas Processing Facilities and Storage Facility. Our natural gas processing facilities and storage facility in the North Texas segment consist of the following:

•Bridgeport processing facility. Our Bridgeport processing facility, located in Wise County, Texas, is one of the largest processing plants in the U.S. with seven cryogenic turboexpander plants.

•Silver Creek processing facilities. Our Silver Creek processing facilities is located in Weatherford, Azle, Fort Worth, Cleburne, Granbury, and West Johnson County, Texas, and includes five processing plants: the Azle plant, the Silver Creek plant, the Goforth plant, and the Corvette and West Johnson plants, which were both acquired in the Barnett Shale Acquisition in July 2022. These plants account for 50 MMcf/d, 200 MMcf/d, 30 MMcf/d, 125 MMcf/d, and 100 MMcf/d of processing capacity, respectively. The Azle, Goforth, Corvette, and West Johnson processing plants are currently not operational due to decreased volumes. In 2023, we began relocating the equipment and facilities associated with the Cowtown processing plant to the Delaware Basin JV in the Permian segment, where it will operate as the Tiger II processing plant. Currently, the processing capacity at the Silver Creek plant is sufficient to process all natural gas at our Silver Creek processing facilities.

•North Texas storage facility. The North Texas natural gas storage facility is located in Palo Pinto County, Texas.

•Fractionation Facility. Our Bridgeport processing facility in North Texas also has fractionation capabilities that provide operational flexibility. Under our current contracts, we own the NGLs that are allocated to BKV and we generate adjusted gross margin by selling the fractionated NGL products.

Corporate Segment Assets. Our Corporate segment assets primarily consist of our 38.75% ownership interest in GCF, 30% ownership interest in the Cedar Cove JV, and 15% ownership interest in the Matterhorn JV.

•GCF. We own a 38.75% interest in GCF. GCF owns an NGL fractionator located on the Gulf Coast at Mont Belvieu, Texas. GCF receives raw mix NGLs from customers, fractionates the raw mix, and redelivers the finished products to customers for a fee. Beginning in January 2021, the GCF assets were idled to reduce operating expenses. In January 2023, we and our partners began the process to restart the GCF assets and expect operations to commence in the first half of 2024.

•Cedar Cove JV. We own a 30% interest in the Cedar Cove JV, which operates gathering and compression assets in Blaine County, Oklahoma that tie into our existing Oklahoma assets. All natural gas gathered by the Cedar Cove JV is processed by our Central Oklahoma processing facilities.

•Matterhorn JV. We own a 15% interest in the Matterhorn JV. The Matterhorn JV is constructing a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas (the “Matterhorn Express Pipeline”). Supply for the Matterhorn Express Pipeline will be sourced from multiple upstream connections in the Permian Basin, including direct connections to processing facilities in the Midland Basin through an approximately 75-mile lateral, as well as a direct connection to the 3.2 Bcf/d Agua Blanca Pipeline. The Matterhorn Express Pipeline is expected to be in service in the third quarter of 2024, pending the receipt of customary regulatory and other approvals.

Industry Overview

The midstream industry is the link between the exploration and production of natural gas and crude oil and condensate and the delivery of these commodities or their components to end-user markets.

Natural gas gathering. The natural gas gathering process follows the drilling of wells into natural gas-bearing rock formations. After a well has been completed, it is connected to a gathering system. Gathering systems typically consist of a network of small diameter pipelines and, if necessary, compression and treating systems that collect natural gas from points near producing wells and transport it to larger pipelines for further transmission.

Compression. Gathering systems are operated at pressures that will maximize the total natural gas throughput from all connected wells. Because wells produce natural gas at progressively lower field pressures as they age, it becomes increasingly difficult to deliver the remaining production in the ground against the higher pressure that exists in the connected gathering system. Natural gas compression is a mechanical process in which a volume of natural gas at an existing pressure is compressed to a desired higher pressure, allowing natural gas that no longer naturally flows into a higher-pressure downstream pipeline to be brought to market. Field compression is typically used to allow a gathering system to operate at a lower pressure or provide sufficient discharge pressure to deliver natural gas into a higher-pressure downstream pipeline. The remaining natural gas in the ground will not be produced if field compression is not installed because the natural gas will be unable to overcome the higher gathering system pressure. A declining well can continue delivering natural gas if field compression is installed.

Natural gas processing. The principal components of natural gas are methane and ethane, but most natural gas also contains varying amounts of heavier NGLs and contaminants, such as water and CO2, sulfur compounds, nitrogen, or helium. Natural gas produced by a well may not be suitable for long-haul pipeline transportation or commercial use and may need to be processed to remove the heavier hydrocarbon components and contaminants. Natural gas in commercial distribution systems mostly consists of methane and ethane, and moisture and other contaminants have been removed, so there are negligible amounts of them in the natural gas stream. Natural gas is processed to remove unwanted contaminants that would interfere with pipeline transportation or use of the natural gas and to separate those hydrocarbon liquids from the natural gas that have higher value as NGLs. The removal and separation of individual hydrocarbons through processing is possible due to differences in weight, boiling point, vapor pressure, and other physical characteristics. Natural gas processing involves the separation of natural gas into pipeline-quality natural gas and a mixed NGL stream and the removal of contaminants.

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

Natural gas transmission. Natural gas transmission pipelines receive natural gas from mainline transmission pipelines, processing plants, and gathering systems and deliver it to a variety of customers, including industrial end-users, utilities, LNG facilities, and to other natural gas transmission pipelines.

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

Carbon Capture and Sequestration. The midstream industry is participating in the energy transition in innovative ways, including through the development of carbon capture and sequestration infrastructure. CCS is a process in which CO2 emitted by industrial emitters is captured and transported through pipelines for permanent sequestration in underground formations. As part of this process, we are building a carbon transportation business in support of CCS along the Gulf Coast, including along the Mississippi River industrial corridor in Louisiana, one of the highest CO2 emitting regions in the United States.

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

Competition

The business of providing gathering, transmission, processing, and marketing services for natural gas, NGLs, crude oil, and condensate is highly competitive. We face strong competition in obtaining natural gas, NGLs, crude oil, and condensate supplies, as well as in the marketing, transportation, and processing of natural gas, NGLs, crude oil, and condensate. In addition, we face strong competition in the building of our CCS transportation business. Our competitors include major integrated and independent exploration and production companies, natural gas producers, interstate and intrastate pipelines, other natural gas, NGLs, and crude oil and condensate gatherers, and natural gas processors. Competition for natural gas and crude oil and condensate supplies is primarily based on geographic location of facilities in relation to production or markets, the reputation, efficiency, and reliability of the gatherer, and the pricing arrangements offered by the gatherer. For areas where acreage is not dedicated to us, we compete with similar enterprises in providing additional gathering and processing services in its respective areas of operation. Many of our competitors may offer more services or have greater financial resources and access to larger natural gas, NGLs, crude oil, and condensate supplies than we do. Our competition varies in different geographic areas.

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

We face strong competition for acquisitions and development of new projects from both established and start-up companies. Competition increases the cost to acquire existing facilities or businesses and results in fewer commitments and lower returns for new pipelines or other development projects. For our CCS transportation development projects, our competitors include other midstream service providers along the Gulf Coast, some of whom may have existing pipelines that may be available to transport CO2. Our competitors may have greater financial resources than we possess or may be willing to accept lower returns or greater risks. Our competition differs by region and by the nature of the business or the project involved.

Natural Gas, NGL, Crude Oil, and Condensate Supply

Our natural gas and NGL transmission pipelines have connections with major intrastate and interstate natural gas and NGL pipelines. We evaluate well and reservoir data that is either publicly available or furnished by producers or other service providers in connection with the construction and acquisition of our gathering systems and related assets to determine the availability of natural gas, NGLs, crude oil, and condensate supply for our gathering systems and related assets and/or obtain an MVC from the producer that results in a rate of return on investment. We do not routinely obtain independent evaluations of reserves dedicated to our gathering systems and related assets due to the cost and relatively limited benefit of such evaluations. Accordingly, we do not have estimates of total reserves dedicated to our systems and assets or the anticipated life of such producing reserves.

Credit Risk and Key Customers

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers and other counterparties, such as our lenders and hedging counterparties. We diligently attempt to ensure that we issue credit to only credit-worthy customers. However, our purchase and resale of natural gas, NGLs, crude oil, and condensate exposes us to significant credit risk, as the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to our overall profitability. A substantial portion of our throughput volumes come from customers that have investment-grade ratings. However, lower commodity prices in future periods and other macro-economic factors may result in a reduction in our customers’ liquidity and ability to make payments or perform their obligations to us.

The following customers individually represented greater than 10% of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2023	2022	2021
Dow Hydrocarbons and Resources LLC	10.4%	14.2%	14.5%
Marathon Petroleum Corporation	19.3%	14.7%	13.4%

Regulation

Recent Regulatory Developments. On January 20, 2021, the Acting Secretary for the Department of the Interior (“DOI”) signed an order suspending new fossil fuel leasing and permitting on federal lands, including offshore pipeline leases, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a judge in the U.S. District Court for the Western District of Louisiana issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the U.S. District Court’s ruling but resumed oil and gas leasing pending resolution of the appeal. In November 2021, the Department of the Interior completed its review and issued a report on the federal oil and gas leasing program. The Department of the Interior’s report recommends several changes to federal leasing practices, including changes to royalty payments, bidding, and bonding requirements. In July 2023, the DOI proposed updates to its onshore oil and gas leasing regulations which could further restrict oil and gas exploration and production on federal lands. The DOI expects to issue a final rule in the spring of 2024. These changes and uncertainties could have a negative effect on exploration and production of oil and natural gas and, consequently, negatively impact the demand for our products and services.

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

Natural Gas Pipeline and Storage Regulation. We own an interstate natural gas pipeline that is subject to regulation as a natural gas company by FERC under the Natural Gas Act of 1938 (“NGA”). FERC regulates the rates and terms and conditions of service on interstate natural gas pipelines, as well as the certification, construction, modification, expansion, and abandonment of facilities.

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

In addition to policies regarding rate setting, interstate natural gas pipelines regulated by FERC are required to comply with numerous regulations related to standards of conduct, market transparency, and market manipulation. FERC’s standards of conduct regulate the manner in which interstate natural gas pipelines may interact with their marketing affiliates if such marketing affiliates are shippers on their interstate natural gas pipelines. FERC’s market oversight and transparency regulations require regulated entities to submit annual reports of threshold purchases or sales of natural gas and publicly post certain information on scheduled volumes. FERC’s market manipulation regulations, promulgated pursuant to the Energy Policy Act of 2005 (the “EPAct 2005”), make it unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to (1) use or employ any device, scheme, or artifice to defraud; (2) make any untrue statement of material fact or omit to state a material fact necessary to make the statements made not misleading (in light of the circumstances under which the statements were made); or (3) engage in any act, practice, or course of business that operates (or would operate) as a fraud or deceit upon any person. The EPAct 2005 also gives FERC authority to impose civil penalties for violations of these statutes, which has been adjusted to approximately $1.5 million per day per violation and will continue to be adjusted periodically for inflation. Should we fail to comply with all applicable FERC-administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines.

Certain of our intrastate natural gas pipelines and storage facilities provide interstate services and, thus, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act of 1978 (“NGPA”). Under Section 311, along with FERC’s implementing regulations, an intrastate pipeline may transport natural gas “on behalf of” an interstate pipeline company or any local distribution company served by an interstate pipeline, without becoming subject to FERC’s broader regulatory authority under the NGA. Pipelines providing transportation service under Section 311 of the NGPA are required to provide services on an open and nondiscriminatory basis, and the maximum rates for interstate transportation services provided by such pipelines must be “fair and equitable.” Such rates are generally subject to review every five years by FERC or by an appropriate state agency. We have market-based rates for our Section 311 storage facilities.

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

Rates of interstate liquids pipelines are currently regulated by FERC primarily through an annual indexing methodology, under which pipelines increase or decrease their rates in accordance with an index adjustment specified by FERC. This adjustment is subject to review every five years. On December 17, 2020, for the five-year period beginning on July 1, 2021, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 0.78%. On January 20, 2022, however, FERC issued an Order on Rehearing revising the annual index adjustment to the change in the producer price index for finished goods minus 0.21% (“Order on Rehearing”). As a result of the change in the index adjustment, certain ceiling levels for our interstate liquids pipelines were reduced and any rates that exceeded the newly computed ceiling levels were subsequently lowered to bring those rates into compliance with the revised ceiling level. The revised rates became effective March 1, 2022. The appropriate index for the five-year period beginning on July 1, 2021 is pending on appeal before the U.S. District Court of the District of Columbia Circuit.

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

Certain of our field injection and withdrawal wells and water disposal wells are subject to the jurisdiction of the Railroad Commission of Texas (“TRRC”). TRRC regulations require that we report the volumes of natural gas and water disposal associated with the operations of such wells on a monthly and annual basis, respectively. Results of periodic mechanical integrity tests must also be reported to the TRRC. In addition, our underground natural gas storage caverns in Louisiana are subject to the jurisdiction of the Louisiana Department of Natural Resources (“LDNR”). In recent years, LDNR has put in place more comprehensive regulations governing underground hydrocarbon storage in salt caverns, and we believe we are in substantial compliance with these newer regulations.

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

Pipeline Safety Regulations. Our pipelines are subject to regulation by PHMSA pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”) and the Pipeline Safety Improvement Act of 2002 (“PSIA”). The NGPSA regulates safety requirements in the design, construction, operation, and maintenance of natural gas pipeline facilities. The PSIA established mandatory inspections for all U.S. crude oil and natural gas transportation pipelines and some gathering lines in high-consequence areas (“HCAs”), which include, among other things, areas of high population density or that serve as sources of drinking water. PHMSA has developed regulations that govern many aspects of the pipeline life cycle and safety, including regulations that govern the design of pipelines, integrity management programs, leak detection and repair requirements, notification of accidents and incidents and emergency response protocols.

In May 2023, PHMSA proposed a new rule updating the requirements for natural gas pipeline leak detection and repair. The proposed rule includes several updates that would enhance leak survey and patrol requirements, require operators to identify and repair leaks, and expand release reporting. In September 2023, PHMSA issued a proposed rule applicable to natural gas transmission and distribution and gathering pipelines, which would require updates to emergency response plans and other safety practices.
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

Environmental Matters

Recent Developments. On January 20, 2021, the Biden Administration came into office and immediately issued a number of executive orders related to environmental matters that could affect our operations and those of our customers, including an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” seeking to adopt new regulations and policies to address climate change and suspend, revise, or rescind, prior agency actions that are identified as conflicting with the Biden Administration’s climate policies. Among the areas that could be affected by the review are regulations addressing methane emissions and the part of the extraction process known as hydraulic fracturing. The Biden Administration has also issued other orders that could ultimately affect our business, such as the executive order rejoining the Paris Agreement on climate change. As part of rejoining the Paris Agreement, the Biden Administration announced that the United States would commit to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030, and set the goal of reaching net-zero GHG emissions by 2050. In addition, the EPA recently announced new rules that regulate greenhouse gases, such as methane, and limit emissions in oil and natural gas production, transmission and storage facilities, some of which may require us to make changes to our operations. For instance, the Inflation Reduction Act, passed in August 2022, contains a provision requiring us to pay a fee for our methane emissions that are determined to be in excess of a statutory limit, while the Energy Department has announced it is pausing decisions on applications for new LNG export projects until the parameters for analyzing the projects are completed. The Biden Administration could seek, in the future, to put into place additional executive orders, policy and regulatory reviews, and seek to have Congress pass legislation that could adversely affect the production of oil and gas assets and our operations and those of our customers.

General. Our operations involve gathering, processing, fractionation, pipeline transmission, and related services for hydrocarbons, including natural gas, NGLs, crude oil, and condensates. Our facilities include natural gas processing and fractionation plants, natural gas and NGL storage caverns, brine disposal wells, pipelines and associated facilities, fractionation and storage units for NGLs, and transportation and delivery of hydrocarbons. As with all companies in our industrial sector, our operations are subject to stringent and complex federal, state, and local laws and regulations relating to the discharge of hazardous substances or solid wastes into the environment or otherwise relating to protection of the environment. Compliance with existing and anticipated environmental laws and regulations increases our overall costs of doing business, including costs of planning, constructing, and operating plants, pipelines, and other facilities, as well as capital expenditures necessary to maintain or upgrade equipment and facilities. Similar costs are likely upon changes in laws or regulations and upon any future acquisition of operating assets.

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

Hazardous Substances and Solid Waste. Environmental laws and regulations that relate to the release of hazardous substances or solid wastes into soils, sediments, groundwater, and surface water and/or include measures to prevent and control pollution may pose significant costs to our industrial sector. These laws and regulations generally regulate the generation, storage, treatment, transportation, and disposal of solid wastes and hazardous substances and may require investigatory and corrective actions at facilities where such waste or substance may have been released or disposed. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the federal “Superfund” law, and comparable state laws impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. Potentially responsible parties include the owner or operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at an off-site location, such as a landfill. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources. CERCLA also authorizes the EPA and, in some cases, third parties, to take actions in response to threats to public health or the environment and to seek recovery of costs they incur from the potentially responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or solid wastes released into the environment. Although petroleum, natural gas, and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of ordinary operations, we may generate wastes that may fall within the definition of a “hazardous substance.” In addition, there are other laws and regulations that can create liability for releases of petroleum, natural gas, or NGLs. Moreover, we may be responsible under CERCLA or other laws for all or part of the costs required to clean up sites at which such substances have been disposed. We have not received any notification that we may be potentially responsible for cleanup costs under CERCLA or any analogous federal, state, or local law.

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

In addition, the EPA included Wise County, the location of our Bridgeport processing facility, in its January 2012 revision to the Dallas-Fort Worth ozone nonattainment area (“DFW area”) for the 2008 revised ozone national ambient air quality standard (“NAAQS”). Effective September 23, 2019, the DFW area was reclassified to a serious nonattainment area under this standard. The attainment date for serious nonattainment areas was July 20, 2021, with a 2020 attainment year. The DFW area did not comply with the 2008 ozone NAAQS by the end of 2020. On October 7, 2022, the EPA reclassified the DFW nonattainment area from serious to severe for the 2008 eight-hour ozone NAAQS, effective November 7, 2022. Under a severe classification, the DFW area is required to attain the 2008 eight-hour ozone standard by the end of 2026 to meet a July 20, 2027 attainment date. The severe classification could result in stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment.

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

The EPA reviewed the 2015 NAAQS in 2020 but decided to retain the standard without revision. However, in August 2021, the EPA announced that it intends to reconsider the 2020 decision to retain the 2015 NAAQS. In August 2023, the EPA announced that it will forgo its reconsideration of the 2020 ozone NAAQS in favor of a new, lengthier review of the ozone NAAQS and underlying air quality criteria. To the extent that the EPA’s review results in a new standard, the new standard could cause stricter permitting requirements, delays or prohibitions on our ability to obtain such permits, and result in potentially significant expenditures for pollution control equipment. Furthermore, the area remains subject to the requirements associated with its severe classification under the 2008 standard notwithstanding its moderate classification under the 2015 standard.

In 2012, the EPA promulgated rules under the Clean Air Act that established new air emission controls for oil and natural gas production, pipelines, and processing operations under the NSPS and NESHAPs programs. These rules required the control of emissions through reduced emission (or “green”) completions and establish specific new requirements regarding emissions from wet seal and reciprocating compressors, pneumatic controllers, and storage vessels at production facilities, gathering systems, boosting facilities, and onshore natural gas processing plants. In addition, the rules revised existing requirements for volatile organic compound (“VOC”) emissions from equipment leaks at onshore natural gas processing plants by lowering the leak definition for valves from 10,000 parts per million to 500 parts per million and requiring the monitoring of connectors, pumps, pressure relief devices, and open-ended lines. These rules required a number of modifications to our assets and operations. In October 2012, several challenges to the EPA’s NSPS and NESHAPs rules for the industry were filed by various parties, including environmental groups, and industry associations. In a January 16, 2013 unopposed motion to hold this litigation in abeyance, the EPA indicated that it may reconsider some aspects of the rules. The case remains in abeyance. The EPA has since revised certain aspects of the rules.

In partial response to the issues raised regarding the 2012 rulemaking, the EPA finalized new rules that took effect August 2, 2016 to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector under the NSPS. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. On January 21, 2021, President Biden issued an Executive Order on “Protecting Public Health and the Environment and Restoring Science to Tackle the Climate Crisis” directing the EPA to consider publishing for notice and comment, by September 2021, a proposed rule suspending, revising, or rescinding the 2020 NSPS for the oil and natural gas sector, and on June 30, 2021, President Biden signed a joint congressional resolution rescinding the 2020 Policy rule. In December 2023, the EPA issued a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The rule: (1) updates NSPS subpart OOOOa; (2) adopts a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after December 6, 2022; and (3) adopts a new NSPS subpart OOOOc to establish emissions guidelines that will be used to guide states when establishing methane standards for facilities that were existing sources on or before December 6, 2022 (i.e., any sources not subject to NSPS OOOOb). Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. In addition, in January 2023, the EPA announced a proposed consent decree that, if finalized as proposed, would establish a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. Promulgation of increasingly stringent requirements, such as those listed above, or the application of new requirements to existing facilities, could result in additional restrictions on operations and increased compliance costs for us or our customers. The Company had previously complied with many of these regulations during the Obama administration and does not expect the reinstatement to have a material effect on the Company or its operations.

In June 2016, the EPA also finalized a rule regarding alternative criteria for aggregating multiple small surface sites into a single source for air quality permitting purposes. This rule could cause small facilities within one-quarter mile of one another to be deemed a major source on an aggregate basis, thereby triggering more stringent air permitting processes and requirements across the oil and gas industry. Associated EPA guidance clarifies that this rule pertains to the oil and gas industry.

Other federal agencies have also taken steps to impose new or more stringent regulations on the oil and gas sector in order to further reduce methane emissions. For example, the BLM adopted rules in January 2017 to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. In September 2018, BLM published a final rule that rescinded several requirements of the 2016 methane rules. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. In July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule. Additionally, in October 2020, a Wyoming federal district judge vacated the 2016 venting and flaring rule. In December 2020, environmental groups appealed the October 2020 decision, and litigation is ongoing. As a result of this continued regulatory focus and other factors, additional GHG regulation of the oil and gas industry remains possible. For example, the Inflation Reduction Act, which was enacted on August 16, 2022, contains a suite of provisions addressing onshore and offshore oil and gas development under federal leases. Under the authority of the Inflation Reduction Act, on November 30, 2022, BLM proposed new regulations to reduce the waste of natural gas from venting, flaring, and leaks during oil and gas production activities on federal and Indian leases, but the final rule has not yet been issued, though it remains on the agency’s Unified Agenda. On December 2, 2023, the EPA published a final rule to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s December 23, 2023 revisions to the NSPS program. Also, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require, which some states have already begun to do. For example, in July 2023, LDNR issued a proposed rule that would restrict routine venting and flaring of methane from oil and natural gas production facilities in the state. Compliance with such rules could result in additional costs, including increased capital expenditures and operating costs for us and for other companies in our industry. While we are not able at this time to estimate such additional costs, as is the case with similarly situated entities in the industry, they could be significant for us. Compliance with such rules, as well as any new state rules, may also make it more difficult for our suppliers and customers to operate, thereby reducing the volume of natural gas transported through our pipelines, which may adversely affect our business. However, the status of recent and future rules and rulemaking initiatives under the Biden Administration remains uncertain.

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

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. Because regulation of greenhouse gas emissions is relatively new, further regulatory, legislative, and judicial developments are likely to occur. Such developments in greenhouse gas initiatives may affect us and other companies operating in the oil and gas industry. In addition to these developments, recent judicial decisions have allowed certain tort claims alleging property damage to proceed against greenhouse gas emissions sources, which may increase our litigation risk for such claims. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. The Paris Agreement entered into force November 4, 2016, and requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement and withdrew from the agreement in November 2020. However, on January 20, 2021, President Biden signed an instrument that reverses this withdrawal, and the United States formally re-joined the Paris Agreement on February 19, 2021. As part of rejoining the Paris Agreement, President Biden announced that the United States commits to a 50 to 52 percent reduction from 2005 levels of GHG emissions by 2030 and set the goal of reaching net-zero GHG emissions by 2050. On December 13, 2023, the 28th annual United Nations Climate Change Conference (“COP 28”), which was held in Dubai, issued its first global stocktake, which calls on parties, including the United States, to contribute to the transitioning away from fossil fuels, reduce methane emissions, and increase renewable energy capacity, among other things, to achieve net zero emissions by

2050. Legislation to regulate GHG emissions has periodically been introduced in the United States Congress, and such legislation may be proposed or adopted in the future. There has been a wide-ranging policy debate regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Due to the uncertainties surrounding the regulation of and other risks associated with greenhouse gas emissions, we cannot predict the financial impact of related developments on us. However, the adoption and implementation of any international, federal or state legislation or regulations that restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions.

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

Hydraulic Fracturing and Wastewater. The Federal Water Pollution Control Act, also known as the Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including NGL-related wastes, into state waters or waters of the United States. In September 2015, a rule issued by the EPA and U.S. Army Corps of Engineers (“USACE”) to revise the definition of “waters of the United States” (“WOTUS”) for all Clean Water Act programs, thereby defining the scope of the EPA’s and the Corps’ jurisdiction, became effective. The EPA rescinded this rule in 2019 and promulgated the Navigable Waters Protection Rule (the “NWPR”) in 2020. The NWPR was viewed as narrowing the scope of WOTUS as compared to the 2015 rule. In August 2021, the U.S. District Court for the District of Arizona vacated and remanded the NWPR. On January 18, 2023, the EPA and USACE jointly issued a final rule revising the definition of WOTUS that largely returns to the pre-2015 regulatory regime. The rule became effective on March 20, 2023. On September 8, 2023, the U.S. Supreme Court issued a decision limiting the scope of federal jurisdiction over wetlands only to those that have a continuous surface connection to water bodies. On August 29, 2023, the EPA and the Corps jointly issued a final rule, which took effect immediately, aligning the regulatory definition of WOTUS with the Supreme Court’s ruling. Because the final rule expands federal jurisdiction as compared to the April 2020 final rule, we could face increased costs and delays with respect to obtaining permits for activities in jurisdictional waters, including wetlands. Regulations promulgated pursuant to the Clean Water Act require that entities that discharge into federal and state waters obtain National Pollutant Discharge Elimination System permits and/or state permits authorizing these discharges. The Clean Water Act and analogous state laws assess administrative, civil, and criminal penalties for discharges of unauthorized pollutants into the water and impose substantial liability for the costs of removing spills from such waters. In addition, the Clean Water Act and analogous state laws require that individual permits or coverage under general permits be obtained by covered facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed by our permits and that continued compliance with such existing permit conditions will not have a material effect on our financial condition, results of operations, or cash flows.

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

It is common for our customers or suppliers to recover natural gas from deep shale formations through the use of hydraulic fracturing, combined with sophisticated horizontal drilling. Hydraulic fracturing is an important and commonly used process in the completion of wells by oil and gas producers. Hydraulic fracturing involves the injection of water, sand, and chemical additives under pressure into rock formations to stimulate natural gas production. Due to public concerns raised regarding potential impacts of hydraulic fracturing on groundwater quality, legislative, and regulatory efforts at the federal level and in some states and localities have been initiated to require or make more stringent the permitting and other regulatory requirements for hydraulic fracturing operations of our customers and suppliers. There are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. In December 2017, BLM published a final rule regarding well stimulation, chemical disclosures, water management, and other requirements for hydraulic fracturing on federal and American Indian lands. This final rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance and the case now is pending appeal in the U.S. Court of Appeals for the Ninth Circuit. Reinstatement of the BLM rules, or the adoption of additional regulatory burdens in the future, whether federal, state, or local, could increase the cost of or restrict the ability of our customers or suppliers to perform hydraulic fracturing. As a result, any increased federal, state, or local regulation could reduce the volumes of natural gas that our customers move through our gathering systems which would materially adversely affect our financial condition, results of operations, or cash flows.

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

Human Capital

As of December 31, 2023, we (through our subsidiaries) employed 1,072 full-time employees. Of these employees, 279 were general and administrative, engineering, accounting, and commercial personnel, and the remainder were operational employees. We are not party to any collective bargaining agreements, and we have not had any significant labor disputes in the past. We believe that we have good relations with our employees.

We strive to provide our employees with a rewarding work environment, including the opportunity for success and a platform for personal and professional development. We seek to provide a working environment that empowers our employees, allows them to execute at their highest potential, keeps them safe, and promotes their professional growth. We offer a competitive total rewards program to our employees. Our total rewards program is comprised of base salary, short and long-term incentives tied to our performance, comprehensive employee benefits that include medical and dental coverage, company-paid life insurance, disability coverage, and paid parental leave for both birth and non-birth parents. We also offer a 401(k) program, which includes fully-vested employer matched contributions. We believe that our values, rewarding work environment, and competitive pay help us retain our employees and minimize employee turnover in a very challenging personnel market. Our employees have an average tenure of approximately eight years and voluntary turnover rates for 2023 were approximately 9%.

The safety of our employees is a key management priority. We strive to promote a safety-centric culture, including linking a portion of short-term incentive compensation for our employees to our safety standards and performance. We also maintain strict safety protocols and require quarterly safety training for all field employees and annual safety training for corporate employees. We assess the effectiveness of our safety record by closely monitoring various measures, including our Total Recordable Incident Rate (“TRIR”), which is an industry standard measurement of safety. In 2023, we had a TRIR of 0.57. During 2023, our employees completed approximately 32,000 online and classroom courses comprising approximately 27,000 hours, of which over 10,000 were required safety training.

We also see value in having a diverse and inclusive environment. We have a Diversity, Equity, and Inclusion Action Team, which is responsible for helping us to promote and foster a welcoming, open, and diverse workplace, and whose members are drawn from throughout the company. As of December 31, 2023, women represented approximately 36% of the positions at our corporate offices in Dallas and Houston and held approximately 28% of all manager and above positions (excluding officers) in those offices. At the same date, minorities represented approximately 24% of the manager and above positions at our corporate offices in Dallas and Houston and held approximately 20% of all manager and above positions (excluding officers) company-

wide. Additionally, women and minorities constituted approximately 31% of all officers company-wide. We also require annual anti-harassment and discrimination training for all employees, and, in 2023, all personnel managers completed an additional training in support of our diversity and inclusion efforts.

Sustainability

We strive for sustainable business practices, including safe, responsible and ethical operations that respect the environment, support the communities where we operate, care for our employees, and deliver value to our unitholders. We seek to operate our assets safely by focusing on mitigating risk, routinely increasing knowledge and skills of our employees, improving our processes, and measuring our performance. We link a portion of short-term incentive compensation for our employees to our environmental and safety performance in order to promote a culture focused on safety and sustainability. We also strive to operate our existing assets and construct new assets in a way that minimizes our footprint and environmental impact, controls emissions, and conserves resources. We focus on improving our reliability and sustainability through innovation, operational excellence initiatives, and continuous improvement processes. We support our employees by providing competitive pay and benefits, training, and a respectful and inclusive culture.

We have a standing Sustainability Committee (“Sustainability Committee”) of the Board, which assists the Board in its general oversight of our environmental, social, and governance initiatives, including our environmental, health and safety, and operational excellence initiatives, and also provides oversight with respect to identifying, evaluating, and monitoring of risks associated with such matters. We have also formed executive sponsored, cross-functional committees that are focused on emissions reductions, sustainability reporting and diversity and inclusion. Each of these working groups are comprised of leaders from various departments of our company and are charged with developing and putting into action our sustainable business practices. EnLink publishes an annual sustainability report, which provides both accountability and transparency regarding our sustainable business practices and progress toward becoming a more sustainable company. Our most recent sustainability report can be found on our sustainability website (http://sustainability.enlink.com). Information included in our Sustainability Report or otherwise included on our website is not incorporated into this Annual Report on Form 10-K.

Environmental Responsibility

We strive for safe operations that minimize our environmental impact. We demonstrate that objective by working to comply with applicable environmental laws, focusing on prevention of spills and emissions of unpermitted substances into the atmosphere, reducing our impact on land, waterways, and wildlife habitats, and managing our resource consumption to minimize waste. We have also adopted technologies that support the continuous improvement of our operations to minimize their environmental impact.

We strive to operate our assets in a way that maximizes their usefulness, reliability, and safe operations, including using in-line inspection tools, pressure testing, cathodic protection, and corrosion management. We utilize technology to monitor and operate our pipeline systems, such as leak detection monitoring software and vibration monitoring of our compressor stations, which accelerates response time to potential incidents and increases our reliability. We also provide safety training for employees each month and require employees to attend based on their job position.

We attempt to minimize our environmental impact through our operations. Many of our facilities are self-powered, generating energy from the hydrocarbons being processed, reducing the need to purchase power from the public utility grid. We also employ processes that allow us to repurpose exhaust heat, a byproduct of operations, for warming purposes required elsewhere in our process. We utilize solar capabilities to power our methanol pumps, meter stations, and line operating data gathering stations, reducing our need for additional power. We maintain a robust leak detection and repair program and have implemented infrared optical gas image surveys at most of our facilities. To improve emissions performance and operational efficiency, we replaced flares with thermal oxidizers at many of our plants, and we installed vapor recovery units and exhaust catalysts and rerouted compressor blowdown gas back into our system at many of our compressor stations and we continue to make similar changes to our operations, from time to time, to minimize our environmental impact.

We strive to reuse our resources to limit our waste production. We focus on repurposing idle materials and equipment to be used at other facilities, including meters, filter separators, compressors, treaters, scrubbers, dehydration systems, amine systems, process vessels, cylinders, valves, pipe, tanks, and pig traps.

We seek to minimize environmental impacts from construction of our facilities. We first identify site options during the project planning phase to avoid wetlands, wildlife habitats, and other environmentally sensitive areas, when possible. Once operational, we partner closely with regulatory agencies to ensure we are compliant with environmental regulations. We also generally restore land to preconstruction conditions, often beyond the footprint that we utilize.

We seek to minimize methane and CO2 emissions in our operations. We continue to identify and execute projects across our assets to install air compressors for supply to our pneumatic controllers, eliminating waste methane emissions from gas driven pneumatic controllers. In November 2023, we began separating CO2 from lean natural gas in our North Texas gathering systems and from rich natural gas delivered to our natural gas processing plant in Bridgeport, Texas. This CO2 waste stream is then captured, compressed, transported, and sequestered by BKV.

Social Responsibility

We provide our employees with a rewarding work environment, providing a platform for personal and professional development. We focus on providing a work environment that provides the tools, resources, and guidance needed to promote personal and professional development. We also strive to create a culture of inclusivity and tolerance at EnLink, led by company leadership, Human Resources, and EnLink’s employee-driven Diversity, Equity, and Inclusion Action Team.

EnLink’s commitment to social responsibility also includes our commitment to safety, economic development, and employee volunteerism. We support local first responders and nonprofits through community donations and often participate in community events throughout our area of operations each year. Employees are encouraged to participate in at least one community service project each year.

We provide competitive pay packages that support the financial security of our employees and help attract and retain top talent. For more information on our employee initiatives, see “Item 1. Business—Human Capital” in this report.

Governance

The Board includes directors with extensive energy, finance, sustainability, and public company governance experience. The compensation of our executives is determined and approved by the Board and by the Governance and Compensation Committee (the “Compensation Committee”) of the Board. The determination of executive compensation includes an analysis of the evolving demands of the industry, assessment of individual contributions to the business strategy, and an in-depth comparison of the compensation practices of a defined peer company group. We foster a strong culture of ownership among our executives and align the interests of our leaders with those of our stakeholders by tying a large portion of the short-term and long-term compensation of our executives to the performance of the company.

We require our employees to complete annual training courses related to our corporate policies, including our Code of Business Conduct and Ethics, which outlines our requirements to maintain a work culture based on integrity, ethics, compliance, and safe and fair business dealings. We also identify and prioritize the risks associated with our business each quarter through our enterprise risk management program, conducted by leaders throughout our business. We identify top risks to our business and regularly review them with the Board and its committees, including the Sustainability Committee and the Audit Committee.

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

Risk Factor Summary

The following is a summary of risk factors that could adversely impact our financial condition, results of operations, or cash flows:

Risks Inherent in an Investment in ENLC

•GIP owns approximately 46.1% of our outstanding common units as of February 14, 2024 and controls the Managing Member, and therefore, GIP could favor GIP’s own interests to the detriment of our unitholders in any conflict of interest; GIP also may compete with us.
•we are a “controlled company” under NYSE rules and rely on exemptions from certain listing requirements.

•our operating agreement replaces fiduciary duties otherwise owed to our unitholders with limited contractual standards, restricts remedies available to our unitholders for actions of the Managing Member, and restricts the voting rights of unitholders owning 20% or more of ENLC’s common units;
•unitholders have limited voting rights and are not entitled to elect or remove the Managing Member or its directors without the Managing Member’s consent;
•GIP may sell common units, and a default under GIP’s credit facility or a change in control of GIP could result in a change in control and a default or prepayment event under some of our debt agreements;
•control of the Managing Member may be transferred to a third party without unitholder consent;
•we may issue additional units, including senior units, without the approval of holders of common units;
•the Series B Preferred Units may be exchanged for our common units, diluting common unitholders;
•GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units;
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

•vulnerability to weather-related risks could adversely impact our financial condition, results of operations, or cash flows;
•our dependency on certain of our large customers for a substantial portion of the natural gas that we gather, process, and transport could result in a decline in our operating results and cash available for distribution;
•future growth may be limited if we are unable to make acquisitions on economically acceptable terms and integrate assets into our asset base effectively;
•failure to successfully build or enter our new CCS transportation business or entering into new other businesses could limit our future growth if we are unable to execute on our strategy or operate these new lines of business effectively;
•the construction of new midstream assets and major development projects involves many risks and could negatively affect our financial position, results of operations, cash flows and future growth if we are unable to execute and manage these projects successfully;
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
•our use of derivative financial instruments does not eliminate our exposure to commodity price fluctuations and could result in financial losses or reduce our income; and
•terrorist or cyberattack or a failure of our computer systems, or third parties with whom we have a relationship, may adversely affect our ability to operate our business and may harm our reputation.

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

Risks Inherent in an Investment in ENLC

GIP owns approximately 46.1% of ENLC’s outstanding common units as of February 14, 2024 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including GIP, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

GIP owns and controls the Managing Member and appoints all of the directors of the Managing Member. Some of the directors of the Managing Member, including directors with a majority of voting power, are also directors or officers of GIP. Although the Managing Member has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, the directors and officers of the Managing Member also have a duty to manage the Managing Member in a manner that is in the best interests of GIP, in its capacity as the sole member of the Managing Member. Conflicts of interest may arise between GIP and its affiliates, including the Managing Member, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the Managing Member may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

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

•whether or not to consent to any merger or consolidation of us or any amendment to our operating agreement; and

•whether or not to seek the approval of the conflicts committee of the Board, or the unitholders, or neither, of any conflicted transaction.

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

•approved by the conflicts committee of the Board, although the Managing Member is not obligated to seek such approval; or

•approved by the vote of a majority of the outstanding ENLC common units, excluding any ENLC common units owned by the Managing Member and its affiliates, although the Managing Member is not obligated to seek such approval.

Our Managing Member will not have any liability to us or our unitholders for decisions whether or not to seek the approval of the conflicts committee of the Board or holders of a majority of ENLC common units, excluding any ENLC common units owned by the Managing Member and its affiliates. If an affiliate transaction or the resolution of a conflict of interest is not approved by the conflicts committee or holders of ENLC common units, then it will be presumed that, in making its decision, taking any action or failing to act, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any member or us, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our operating agreement restricts the voting rights of unitholders owning 20% or more of ENLC’s common units.

Unitholders’ voting rights are further restricted by our operating agreement, which provides that any units held by a person that owns 20% or more of any class of units, other than the Managing Member, its affiliates, their transferees and persons who acquired such units with the prior approval of the Board, cannot vote on any matter.

Holders of ENLC common units have limited voting rights and are not entitled to elect the Managing Member or the Board, which could reduce the price at which ENLC common units trade.

Unlike the holders of common stock in a corporation, ENLC unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders do not have the right to elect the Managing Member or the Board on an annual or other continuing basis. The Board, including its independent directors, is chosen by the sole member of the Managing Member. Furthermore, if unitholders are dissatisfied with the performance of the Managing Member, they will have very limited ability to remove the Managing Member. Our operating agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management. As a result of these limitations, the price at which ENLC common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if our unitholders are dissatisfied, they cannot initially remove the Managing Member without its consent.

ENLC’s unitholders are unable to remove the Managing Member without its consent because the Managing Member and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding ENLC common units voting together as a single class is required to remove the Managing Member. As of February 14, 2024, the Managing Member and its affiliates owned approximately 46.1% of the outstanding ENLC common units.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change in control of the Managing Member, which would permit the lenders under certain of ENLC’s debt agreements to declare all amounts thereunder due and payable, and it could result in a prepayment event under some of our debt agreements.

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with GIP’s purchase of equity interests in ENLK, ENLC, and the Managing Member from certain subsidiaries of Devon in 2018 (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change in control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. On January 12, 2024, GIP announced that it entered into an agreement with BlackRock, Inc. pursuant to which BlackRock would acquire GIP for cash and stock consideration. GIP indicated that the transaction is expected to close in the third quarter of 2024 subject to customary regulatory approvals and other closing conditions. The consummation of the transaction may result in a change in control under the GIP Credit Facility, unless GIP obtains the consent of the lenders under, or otherwise amends, the GIP Credit Facility to permit such transaction. Moreover, any change in control of the Managing Member, which would occur upon a change of control of GIP, would permit the lenders under some of our debt agreements to declare all amounts thereunder immediately due and payable and would potentially result in prepayment events under some of our debt agreements. If any such event occurs, we may be required to refinance our debt on unfavorable terms, which could negatively impact our results of operations and our ability to make distributions to our unitholders. There can be no assurance that, if the GIP transaction results in a change in control of the Managing Member, we would be able to receive the consent of the lenders under, or otherwise amend, ENLC’s Revolving Credit Facility or AR Facility, to permit such change in control.

The control of the Managing Member may be transferred to a third party without unitholder consent.

Our Managing Member may transfer its managing member interest in us to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our operating agreement does not restrict the ability of GIP to transfer all or a portion of the ownership interest in the Managing Member to a third party. If the managing member interest were transferred, the new owner of the Managing Member would then be in a position to replace the board of directors and officers of the Managing Member with its own choices and thereby exert significant control over the decisions made by such board of directors and officers. This effectively permits a “change in control” of the Managing Member without the vote or consent of the unitholders. On July 18, 2018, certain subsidiaries of Devon sold their equity interests in the Managing Member to affiliates of GIP without a vote or consent of the ENLC unitholders. For more information on this transaction, see “Item 8. Financial Statements and Supplementary Data—Note 1” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Commission on February 16, 2022, and available here.

We may issue additional units, including units that are senior to ENLC common units, without the approval of the holders of common units, which would dilute existing ownership interests.

Our operating agreement does not limit the number of additional membership interests that we may issue at any time without the approval of our unitholders, except that our operating agreement restricts our ability to issue any membership interests senior to or on parity with the Series B Preferred Units with respect to distributions on such membership interests or upon liquidation. The issuance by us of additional ENLC common units or other equity securities of equal or senior rank will have the following effects:

•each unitholder’s proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of ENLC common units may decline.

The holders of ENLK’s Series B Preferred Units may exchange such units into ENLC common units, which could cause dilution to our common unitholders. Such holders may sell such common units in the public markets or otherwise, which sales could have a material adverse impact on the trading price of our common units.

The exchange of ENLK’s Series B Preferred Units into common units, which the holders of the Series B Preferred Units may elect to cause at any time, may cause substantial dilution to the holders of the common units. The Series B Preferred Units are exchangeable into a number of common units equal to the number of Series B Preferred Units being exchanged multiplied by 1.15 (subject to certain adjustments). As of February 14, 2024, on an as-exchanged basis, the Series B Preferred Units represented approximately 12.2% of the membership interests of ENLC. We have provided the holders of the Series B Preferred Units with certain registration rights with respect to the ENLC common units to be issued in exchange for the Series B Preferred Units, and we have filed a registration statement on Form S-3 to cover registered sales of ENLC common units by such holders. The sale of these common units could have a material adverse impact on the price of ENLC common units.

GIP may sell ENLC common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of our common units.

As of February 14, 2024, GIP held 208,765,211 ENLC common units. Additionally, we have agreed to provide GIP with certain registration rights with respect to the ENLC common units held by it. The sale of these units could have a material adverse impact on the price of ENLC common units or on any trading market that may develop. During 2022 and 2023, we entered into agreements with GIP pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. Under these agreements, the number of ENLC common units held by GIP that we repurchased in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we paid to GIP is the average per unit price paid by us for the common units repurchased from public unitholders, less broker commissions, which are not paid with respect to the GIP units. On January 16, 2024, we entered into a repurchase agreement with GIP for 2024 on terms substantially similar to those agreements entered into in respect of 2022 and 2023. See “Item 8. Financial Statements and Supplementary Data—Note 5 and Note 10” for more information regarding repurchases of ENLC common units held by GIP.

Our Managing Member has a call right that may require unitholders to sell their ENLC common units at an undesirable time or price.

If at any time the Managing Member and its affiliates own more than 90% of ENLC’s common units, the Managing Member will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of ENLC common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of ENLC common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by the Managing Member or any of its affiliates for ENLC common units during the 90-day period preceding the date such notice is first mailed. As a result, unitholders may be required to sell their ENLC common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our Managing Member is not obligated to obtain a fairness opinion regarding the value of ENLC common units to be repurchased by it upon exercise of the call right. There is no restriction in our operating agreement that prevents the Managing Member from issuing additional ENLC common units and exercising its call right. If the Managing Member exercised its call right, the effect would be to take us private. As of February 14, 2024, GIP owned an aggregate of approximately 46.1% of outstanding ENLC common units.

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

As of February 14, 2024, approximately 53.9% of ENLC common units were held by public unitholders. The lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of ENLC common units, and limit the number of investors who are able to buy ENLC common units. The market price of ENLC common units may be influenced by many factors, some of which are beyond our control, including:

•the quarterly distributions paid by us with respect to ENLC common units;
•our quarterly or annual earnings, or those of other companies in our industry;
•the loss of a key customer;
•events affecting GIP;

•announcements by us or our competitors of significant contracts or acquisitions;
•changes in accounting standards, policies, guidance, interpretations, or principles;
•general economic conditions or the impact of any future pandemic;
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
•the volume of natural gas ENLK gathers, compresses, processes, transports, and sells, the volume of NGLs ENLK processes or fractionates and sells, the volume of crude oil ENLK handles at its crude terminals, the volume of crude oil and condensate that ENLK gathers, transports, purchases, and sells, the volumes of condensate stabilized;
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

The terms of the Revolving Credit Facility, the AR Facility, and indentures governing our senior unsecured notes and ENLK’s senior unsecured notes may restrict our current and future operations, particularly our ability to respond to changes in business or to take certain actions.

The Revolving Credit Facility, the AR Facility, and the indentures governing our senior unsecured notes and ENLK’s senior unsecured notes contain, and any future indebtedness we incur will likely contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in acts that may be in our best long-term interest. One or more of these agreements include covenants that, among other things, restrict our ability to:

•incur subsidiary indebtedness;
•engage in transactions with our affiliates;
•consolidate, merge, or sell substantially all of our assets;
•incur liens;
•enter into sale and lease back transactions; and

•change business activities we conduct.

Unless waived or otherwise agreed by the requisite lenders under ENLC’s debt agreements, a change in control (as defined in the applicable debt agreement) of ENLC would result in an event of default under the Revolving Credit Facility and the AR Facility, and such event could result in a prepayment event under other debt agreements.

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

We cannot guarantee that our credit ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. As of February 14, 2024, Fitch Ratings, S&P, and Moody’s have assigned a BBB-, BB+, and Ba1 credit rating, respectively, to ENLK and ENLC. Any downgrade could also lead to higher borrowing costs for future borrowings and could require:

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

	Year Ended December 31,
	2023	2022	2021
Property and equipment impairment (1)	$20.7	$—	$0.6
____________________________
(1)During the third quarter of 2023, we identified changes in our outlook for future cash flows and the anticipated use of certain ORV crude assets in our Louisiana segment. We determined that the carrying amounts of these assets exceeded their fair values, based on market inputs and certain assumptions.

Additional impairments of the value of our existing long-lived assets could have a significant negative impact on our future operating results.

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

Interest rates rose significantly during 2022 and 2023 as the Federal Reserve sought to control inflation. Our Revolving Credit Facility and our AR Facility have floating rates tied to SOFR or other interest rate benchmarks that generally rise alongside the increase in the federal funds rate. As a result, interest costs on our existing floating rate debt rose during 2022 and 2023 and, except to the extent we enter into hedging or other interest rate management agreements, would likely rise further if interest rates continue to rise. In addition, interest rates on future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, ENLC’s unit price is impacted by ENLC’s level of cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in ENLC’s units, and a rising interest rate environment could have an adverse impact on the price of ENLC’s common units, ENLC’s ability to issue equity or incur debt for acquisitions or other purposes and ENLC’s or ENLK’s ability to make cash distributions at our intended levels or at all. Beginning with the interest period commencing on December 15, 2022, distributions on ENLK’s Series C Preferred Units have been based on a floating rate tied to LIBOR rather than a fixed rate. As a result of the floating rate, the amount paid by ENLK for distributions became more sensitive to changes in interest rates. Starting on September 15, 2023, distributions on the Series C Preferred Units have been based on the forward-looking term rate based on SOFR (“Term SOFR”).

We may not realize our deferred tax assets.

As of December 31, 2023, we had deferred tax assets (primarily consisting of federal and state net operating loss carryovers) of $759.5 million. The ultimate realization of our deferred tax assets is dependent upon generating future taxable income to utilize our net operating loss carryovers before they expire.

Additionally, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and certain other tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more unitholders (or groups of unitholders) that are each deemed to own at least 5% of our common units increase their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of December 31, 2023, we have not experienced an ownership change. Therefore, our utilization of net operating loss carryforwards was not subject to an annual limitation. However, if we were to experience ownership changes in the future as a result of subsequent shifts in our common unit ownership, our ability to use our pre-change net operating loss carryforwards to offset future taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Additionally, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In any case, our net operating loss carryforwards are subject to review and potential disallowance upon audit by the tax authorities of the jurisdictions where these tax attributes are incurred.

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

Our provision for income taxes and reporting of tax-related assets and liabilities requires judgments and the use of estimates. Amounts of tax-related assets and liabilities involve judgments and estimates of the timing and probability of recognition of income, deductions and tax credits, including, but not limited to, estimates for potential adverse outcomes regarding tax positions that have been taken and the ability to utilize tax benefit carryforwards, such as net operating loss and tax credit carryforwards. Actual income taxes could vary significantly from estimated amounts due to the future impacts of, among other things, changes in tax laws, guidance or policies, including changes in corporate income tax rates and the resolution of audit issues raised by taxing authorities. These factors, including the ultimate resolution of income tax matters, may result in material adjustments to tax-related assets and liabilities, which could materially adversely affect our business, financial condition, results of operations and prospects.

The Inflation Reduction Act of 2022 or IRA, which was enacted on August 16, 2022 contains a number of revisions to the Internal Revenue Code, including (i) a 15% corporate minimum income tax for certain taxpayers with average annual book income of $1 billion or more, (ii) a 1% excise tax on corporate stock repurchases and (ii) expanded business tax credits and incentives for the development of clean energy and carbon capture projects and the production of clean energy. We do not expect that these provisions will have a material impact on our consolidated financial statements or financial condition.

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

We are a party to certain long-term natural gas, NGL, crude oil, and condensate sales commitments that we satisfy through supplies purchased under long-term natural gas, NGL, crude oil, and condensate purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time, the supplies that we have under contract may decline due to reduced drilling or other causes, and we may be required to satisfy the sales obligations by purchasing additional natural gas at prices that may exceed the prices received under the sales commitments. In addition, a producer could fail to deliver contracted volumes or deliver in excess of contracted volumes, or a consumer could purchase more or less than contracted volumes. Any of these actions could cause our purchases and sales not to be balanced. If our purchases and sales are not balanced, we will face increased exposure to commodity price risks and could have increased volatility in our operating income.

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

We are subject to significant risks due to fluctuations in commodity prices. We are directly exposed to these risks primarily in the natural gas processing and NGL fractionation components of our business. Under percent of liquids contracts, we receive a fee in the form of a percentage of the liquids recovered, and the producer bears all the cost of the natural gas shrink. Accordingly, our revenues under percent of liquids contracts are directly impacted by the market price of NGLs. Adjusted gross margin under percent of proceeds contracts is impacted only by the value of the natural gas or liquids produced with margins higher during periods of higher natural gas and liquids prices.

We also realize adjusted gross margins under processing margin contracts. We have a number of processing margin contracts for activities at our Plaquemine and Pelican processing plants. Under this type of contract, we pay the producer for the full amount of inlet natural gas to the plant, and we make a margin based on the difference between the value of liquids recovered from the processed natural gas as compared to the value of the natural gas volumes lost (“shrink”) and the cost of fuel used in processing. The shrink and fuel losses are referred to as plant thermal reduction (“PTR”). Our margins from these contracts can be greatly reduced or eliminated during periods of high natural gas prices relative to liquids prices.

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

For the year ended December 31, 2023, approximately 10% of our total adjusted gross margin was generated under percent of liquids contracts and percent of proceeds contracts, with most of these contracts relating to our processing plants in the Permian Basin, processing margin contracts, and NGL product upgrades.

Commodity prices were volatile during 2023. Crude oil prices decreased 11%, weighted average NGL prices decreased 21%, and natural gas prices decreased 44% from January 1, 2023 to December 31, 2023. The table below shows the range of closing prices for crude oil, NGL, and natural gas during 2023.

Commodity	Closing Price	Date
Crude oil (high) (1)	$93.68	September 27, 2023
Crude oil (low) (1)	$66.74	March 17, 2023
Crude oil (average) (1)(4)	$77.60	—
NGL (high) (2)	$0.69	January 19, 2023
NGL (low) (2)	$0.34	June 12, 2023
NGL (average) (2)(4)	$0.50	—
Natural gas (high) (3)	$4.17	January 4, 2023
Natural gas (low) (3)	$1.99	March 29, 2023
Natural gas (average) (3)(4)	$2.66	—
____________________________
(1)Crude oil closing prices based on the NYMEX futures daily close prices.
(2)Weighted average NGL closing prices based on the Oil Price Information Service Napoleonville daily average spot liquids prices.
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
•actions taken by foreign crude oil and natural gas producing nations;
•the continued threat of terrorism and the actual or potential disruptions to supply chains from geopolitical conflicts, military action and civil unrest;
•public health crises or pandemics that reduce economic activity and affect the demand for travel;
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

Changes in commodity prices also indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of natural gas, crude oil, and condensate we gather and process and NGLs we fractionate. Volatility in commodity prices may cause our adjusted gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes. Moreover, hedges are subject to inherent risks, which we describe in “Item 7A. Quantitative and Qualitative Disclosure about Market Risk.” Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has (in the past) resulted and could (in the future) result in financial losses or reductions in our income.

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

In particular, our ability to renew or replace our existing contracts with industrial end-users and utilities impacts our profitability. As a consequence of the increase in competition in the industry and volatility of natural gas prices, industrial end-users and utilities may be reluctant to enter into long-term purchase contracts. Many industrial end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these industrial end-users also have the ability to switch between natural gas and alternate fuels in response to relative price fluctuations in the market. Because there are numerous companies of greatly varying size and financial capacity that compete with us in marketing natural gas, we often compete in the industrial end-user and utilities markets primarily on the basis of price.

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

The NGL products we produce have a variety of applications, including as heating fuels, petrochemical feedstocks, and refining blend stocks. A reduction in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products (for example, reduced petrochemical demand observed due to lower activity in the automobile and construction industries), increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL applications, or other reasons could result in a decline in the volume of NGL products we handle or reduce the fees we charge for our services. Our NGL products and the demand for these products are affected as follows:

•Ethane. Ethane is typically supplied as purity ethane or as part of ethane-propane mix. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Although ethane is typically extracted as part of the mixed NGL stream at natural gas processing plants, if natural gas prices increase significantly in relation to NGL product prices or if the demand for ethylene falls, it may be more profitable for natural gas processors to leave the ethane in the natural gas stream. Such “ethane rejection” reduces the volume of NGLs delivered for fractionation and marketing.

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

U.S. and global markets experienced volatility and disruption following the military conflicts between Ukraine and Russia and conflicts in the Middle East. In addition, the United States, Canada, the European Union, and other countries have levied economic sanctions and other penalties on Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic, such as, the agreement by the United States and the European Union to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Although the length and full impact of these ongoing conflicts remains uncertain, the events in Ukraine have resulted in widespread market disruptions, including significant volatility in commodity prices, credit, and capital markets and the events in the Middle East could result in similar affects. The broader consequences of these conflicts, which may include further sanctions, embargoes, regional instability, geopolitical shifts, transportation bans on or avoidance of certain shipping routes, could adversely affect global economic conditions and financial markets. This may lead to economic instability, sustained inflation and changes in liquidity and credit availability. Any of the factors described above could materially and adversely affect our business, financial condition, results of operations, or cash flows. Furthermore, a protracted geopolitical conflict could heighten the frequency and severity of certain of the risks discussed in this section, and significantly impact our operations. For example, some companies have reported an increase in cybersecurity threats attributable to state actors and individuals sympathetic to the warring parties, some of which are directed at energy enterprises and their respective third party vendors.

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

In addition, our assets are vulnerable to winter storms and extreme cold weather. For example, in February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). Winter Storm Uri adversely affected our facilities and activities across our footprint, as it did for producers and other midstream companies located in these areas. The severe cold temperatures caused production freeze-offs and also led some producers to proactively shut-in their wells to preserve well integrity. As a result, our gathering and processing volumes were significantly reduced during this period, with peak volume declines ranging between 44% and 92%, depending on the region. In December 2022, we again experienced a severe winter storm (“Winter Storm Elliot”) and in January 2024 there was a prolonged period of very cold weather in the Southern Plains area in which we operate. Although these events were not as severe or as long lasting as Winter Storm Uri, our operations were affected during these periods, particularly in the Permian and in Oklahoma.

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

In addition, we rely on the volumes of natural gas, crude oil, condensate, and NGLs gathered, processed, fractionated, and transported on our assets. These volumes are influenced by the production from the regions that supply our systems. Adverse weather conditions and persistent electrical blackouts can cause direct or indirect disruptions to the operations of, and otherwise negatively affect, producers, suppliers, customers, and other third parties to which our assets are connected, even if our assets are not damaged. As a result, our financial condition, results of operations, and cash flows could be adversely affected. Also, disruptions in our operations, which affect our customers and other third parties, have generated, and could in the future generate, commercial and legal disputes with these parties that could cause us to pay damages or make business concessions to these parties, and these damages or business concessions might be costly to the Company and adversely affect our financial condition, results of operation, and cash flows. For example, as a result of Winter Storm Uri in February 2021, we encountered customer billing disputes related to the delivery of natural gas during the storm, including one that resulted in litigation given our declaration of force majeure. See “Item 8. Financial Statements and Supplementary Data—Note 15” for more information on litigation proceedings and contingencies.

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

We are dependent on certain large customers for a substantial portion of our natural gas supply, including those customers described under ‘Business – Credit Risk and Key Customers.” We expect to derive a significant portion of our revenues and adjusted gross margin from those customers for the foreseeable future. As a result, any development, whether in our area of operations or otherwise, that adversely affects their production, financial condition, leverage, market reputation, liquidity, results of operations, or cash flows may adversely affect our revenues and cash available for distribution.

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

We are building a new business providing CCS transportation services and we may enter into other new businesses in connection with our strategy to participate in the energy transition. If we are unable to execute on this strategy or operate these new lines of business effectively, our future growth could be limited. These new lines of business may never develop or may present risks that we cannot effectively manage.

As part of our strategy, we are building a carbon transportation business to support CCS activities, and we may enter into other new lines of business as part of adapting to the energy transition. The CCS business and other new lines of business we may engage in are new businesses that have no track record and which, while similar to our existing businesses, may present different challenges and risks. We may be unable to execute on our business plans, demand for these new services may not develop on a large or economic scale, or we may fail to operate these businesses effectively. In addition, we may not be able to compete with companies who also plan to enter into these new lines of business, and who may be larger than us and may have greater financial resources to devote to these businesses. These new businesses may also present novel issues in law, taxation, safety or environmental policy, and other areas that we may not be able to manage effectively. Management’s assessment of the risks in these new lines of business may be inexact and not identify or resolve all the problems that we could face. If we were not able to manage our new CCS business or any of the other new lines of business effectively or at all, it could limit our future growth as lines of business connected to the energy transition grow and become a more important part of the energy business. In October 2022, we entered into a transportation services agreement with a subsidiary of ExxonMobil in connection with the development of a CCS project in the Mississippi River corridor in southeastern Louisiana. Under the transportation agreement, we contracted to deliver CO2 from the Mississippi River corridor to ExxonMobil’s storage location at Pecan Island in

Vermilion Parish, Louisiana, beginning in 2025. In February 2024, we announced that we and ExxonMobil have agreed to reassess the Pecan Island project’s near-term role, with the expectation that other joint CCS opportunities along the Gulf Coast, and beyond the Mississippi River corridor, may be prioritized ahead of the Pecan Island project. If we were not able to agree with ExxonMobil on these alternative CCS opportunities, the future growth of our CCS business could be impacted.

Our construction of new assets may be more expensive than anticipated, may not result in revenue increases, and may be subject to regulatory, environmental, political, legal, and economic risks that could adversely affect our financial condition, results of operations, or cash flows.

The construction of additions or modifications to our existing systems and the construction of new midstream assets involves numerous regulatory, environmental, political, and legal uncertainties beyond our control, including potential protests or legal actions by interested third parties, and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost, or at all. Moreover, our revenues may not increase due to the successful construction of a particular project. For instance, if we expand a pipeline or construct a new pipeline, the construction may occur over an extended period of time, and we may not receive any material increases in revenues promptly following completion of a project or at all. Moreover, we may construct facilities to capture anticipated future production growth in a region in which such growth does not materialize. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our financial condition, results of operations, or cash flows. In addition, the construction of additions to our existing gathering and processing assets or new pipelines or pipeline segments will generally require us to obtain new rights-of-way and permits prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way or permits to connect new product supplies to our existing gathering lines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

Construction of our major development projects subjects us to risks of construction delays, cost over-runs, limitations on our growth, and negative effects on our financial condition, results of operations, or cash flows.

From time to time, we are engaged in the planning and construction of major development projects, some of which could take a number of months before commercial operation. These projects are complex and subject to a number of factors beyond our control, including delays from vendors, suppliers, and third-party landowners, the permitting process, changes in laws, unavailability of materials, labor disruptions, environmental hazards, financing, accidents, weather, and other factors. Any delay in the completion of these projects could have a material adverse effect on our financial condition, results of operations, or cash flows. The construction of pipelines and gathering and processing and fractionation facilities requires the expenditure of significant amounts of capital, which may exceed our estimated costs. Estimating the timing and expenditures related to these development projects is very complex and subject to variables that can significantly increase expected costs. Should the actual costs of these projects exceed our estimates, our liquidity, capital position, and returns of and on the capital we expended on the projects could be adversely affected. This level of development activity requires significant effort from our management and technical personnel and places additional requirements on our financial resources. We may not have the ability to attract and/or retain the necessary number of personnel with the skills required to bring complicated projects to successful conclusions.

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

Our operations are subject to the many hazards inherent in the gathering, compressing, processing, transporting, fractionating, disposing, and storage of natural gas, NGLs, condensate, and crude oil, including:

•damage to pipelines, facilities, storage caverns, equipment, and surrounding properties caused by hurricanes, floods, sink holes, fires, and other natural disasters and acts of terrorism;
•inadvertent damage to our assets from construction, farm equipment, or operations on adjacent properties;
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

We participate in several joint ventures, and we may enter into other joint venture arrangements in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their contractual and other obligations, the affected joint venture may be unable to operate according to its business plan, and we may be required to increase our level of commitment. If we do not timely meet our financial commitments or otherwise comply with our joint venture agreements, our ownership of and rights with respect to the applicable joint venture may be reduced or otherwise adversely affected. In addition, certain of our joint venture arrangements provide our joint venture partners with the right, under certain circumstances, to cause us to purchase their interest in the joint venture or to seek to sell the entire joint venture. For example, at any time after June 30, 2025, NGP has the right to cause the Delaware Basin JV to sell all of the outstanding interests or assets of the Delaware Basin JV for the best available price; provided that, if NGP exercises this right, we are permitted to purchase NGP’s interest at a certain call price. Differences in views among joint venture participants could also result in delays in business decisions or otherwise, failures to agree on major issues, operational inefficiencies and impasses, litigation, or other issues. Third parties may also seek to hold us liable for the joint ventures’ liabilities. These issues or any other difficulties that cause a joint venture to deviate from its original business plan could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

The midstream services we provide require laborers skilled in multiple disciplines, such as equipment operators, mechanics, and engineers, among others, as well as skilled workers in back-office disciplines, such as accounting and internal audit. Our business is dependent on our ability to recruit, retain, and motivate employees. Certain circumstances, such as an aging workforce without appropriate replacements, a mismatch of existing skill sets to future needs, competition for skilled labor, or the unavailability of contract resources, may lead to operating challenges such as a lack of resources, loss of knowledge, or a lengthy time period associated with skill development. Our costs, including costs for contractors to replace employees, productivity costs, and safety costs, may rise. In addition, it has been widely reported in the press and elsewhere that businesses have faced a more challenging hiring environment in recent years and have had to pay higher wages to attract skilled labor. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect our ability to manage and operate our business. If we are unable to successfully attract and retain an appropriately qualified workforce, our results of operations could be negatively affected.

Our use of derivative financial instruments does not eliminate our exposure to fluctuations in commodity prices and interest rates and has in the past and could in the future result in financial losses or reduce our income.

Our operations expose us to fluctuations in commodity prices, and the Revolving Credit Facility and the AR Facility expose us to fluctuations in interest rates. We may use over-the-counter price and basis swaps with other natural gas merchants and financial institutions to manage this risk, which is intended to reduce our exposure to volatility in commodity prices. As of December 31, 2023, we have hedged only portions of our expected exposures to commodity price risk. In addition, to the extent we hedge our commodity price risk using swap instruments, we will forego the benefits of favorable changes in commodity prices.

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

From time to time, we engage third-party assessors, consultants, auditors, and other specialized service providers as a part of our cybersecurity risk management. While such engagements are aimed at bolstering the effectiveness of our risk management processes, they introduce inherent risks and complexities that warrant careful consideration. Any oversight or failure on the part of these third parties could compromise the security of our sensitive data, proprietary information, and critical business processes, leading to potential data breaches or unauthorized access. Additionally, the reliance on external entities introduces complexities in coordinating risk management efforts, data sharing, and maintaining confidentiality. Any mismanagement or inadequate coordination between our internal teams and third-party vendors could result in delays in responding to cybersecurity threats or gaps in our risk mitigation strategies. Any failure of our or our third-party providers’ computer systems, or those of our customers, suppliers, or others with whom we do business, could materially disrupt our ability to operate our business. Some individuals and groups, including criminal organizations and state-sponsored groups, have attempted to gain unauthorized access to computer networks of U.S. businesses and mounted cyberattacks to disable or disrupt computer systems, disrupt operations, and steal funds or data including through phishing schemes, which are attempts to obtain unauthorized access by targeted acts of deception against individuals with legitimate access to physical locations or information. For example, in 2021, a company in the midstream industry suffered a ransomware cyberattack that impacted computerized equipment managing a pipeline and resulted in the halt of the pipeline’s operations in order to contain the attack.

Cyberattacks could also result in the loss of confidential or proprietary data or security breaches of other information technology and pipeline systems that could damage our reputation and disrupt our operations and critical business functions and may have a material adverse effect on our business and results of operations. Since the COVID-19 pandemic, we have instituted a part-time work from home policy, so many of our employees and those of our service providers, vendors and customers have been and continue to access computer systems remotely where their cybersecurity protections may be less robust and our cybersecurity procedures and safeguards may be less effective. Our assets may also be targets of vandalism, theft, destructive forms of protests and opposition by extremists, including acts of sabotage and terrorism, that could disrupt our ability to conduct our business and may have a material adverse effect on our business and results of operations. Furthermore the U.S. government has continued to issue public warnings that the nation’s strategic infrastructure, such as energy-related assets, may be at greater risk of future terrorist or cyberattacks than other targets in the United States. Any such terrorist or cyberattack that affects us or our customers, suppliers, or others with whom we do business, or that severely disrupts the markets we serve, could have a material adverse effect on our business, cause us to incur a material financial loss, subject us to possible legal claims under federal or state laws and liability, and/or damage our reputation. Our insurance may not protect us against losses relating to such occurrences.

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

A portion of our suppliers’ and customers’ natural gas production is developed from unconventional sources, such as deep natural gas shales, that require hydraulic fracturing as part of the completion process. State legislatures and agencies have enacted legislation and promulgated rules to regulate hydraulic fracturing, require disclosure of hydraulic fracturing chemicals, temporarily or permanently ban hydraulic fracturing and impose additional permit requirements and operational restrictions in certain jurisdictions or in environmentally sensitive areas. The EPA and the BLM as well as other federal agencies have also issued rules, conducted studies, and made proposals that, if implemented, could either restrict the practice of hydraulic fracturing or subject the process to further regulation.

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

Governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the U.S. President Biden declared that he would support federal government efforts to limit or prohibit hydraulic fracturing and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters. In addition, as discussed under “Item 1. Business—Regulation,” on January 20, 2021, the Acting Secretary for the Department of the Interior signed an order suspending new fossil fuel leasing and permitting on federal lands, including offshore pipeline leases, for 60 days. Then on January 27, 2021, President Biden issued an executive order indefinitely suspending new oil and natural gas leases on public lands or in offshore waters pending completion of a comprehensive review and reconsideration of federal oil and gas permitting and leasing practices. Several states filed lawsuits challenging the suspension and on June 15, 2021, a federal judge issued a nationwide temporary injunction blocking the suspension. The Department of the Interior appealed the judge’s ruling but resumed oil and gas leasing pending resolution of the appeal. In July 2023, the DOI proposed updates to its onshore oil and gas leasing regulations which could further restrict oil and gas exploration and production on federal lands. The DOI expects to issue a final rule in the spring of 2024. All of these changes and uncertainties could have a negative effect on exploration and production of oil and natural gas and, consequently, negatively impact the demand for our products and services. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities.

Over the past few years, the Biden administration has focused on regulating methane emissions in the production of oil and gas, including through venting and flaring. To this end, the EPA, BLM, and other agencies have issued regulations that may require us to make changes to our operations and may require us to pay a fee associated with our methane emissions. Additional regulatory actions targeting methane and other GHG emissions may be put in place in the future. We cannot predict, what effect, if any, such additional actions might have on our operations.

In addition, on January 26, 2024, the Biden Administration announced that it was pausing decisions on applications for new LNG export projects until the Department of Energy is able to adopt new parameters for analyzing the projects. These new parameters would include the review of the economic and environmental effects of new facilities on US climate goals and other factors. While this pause will not affect operating LNG facilities or facilities that have previously secured government approval, it will affect the approval process for future LNG facilities and for expansions of existing facilities. It is uncertain how long the pause will be in place and what changes to the analysis parameters will be adopted. If the pause is in place for an extended period of time or the new parameters adopted result in fewer new LNG projects being built in the future, the growth in LNG exports, which in the past few years has been strong, could be reduced and such reduction could have a negative effect on the price of US natural gas, which, in turn, could have a negative effect on our business and results of operations.

In addition, many states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and NGL fractionation plants, to acquire and surrender emission allowances with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Certain municipalities have also proposed or enacted restrictions on the installation of natural gas appliances and infrastructure in new residential or commercial construction, which could affect demand for the natural gas and NGL services we provide. Conversely, some other states and municipalities have initiated legal actions or proposed laws that purport to limit actions taken by companies to address GHG emissions or climate change or to respond to pressure from groups described below that promote such actions.

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

The rates, terms, and conditions of service under which we transport and store natural gas in our systems in interstate commerce are subject to regulation by FERC under the NGA and Section 311 of the NGPA and the rules and regulations promulgated under those statutes. Under the NGA, FERC regulation requires that interstate natural gas pipeline rates be filed with FERC and that these rates be “just and reasonable,” not unduly preferential and not unduly discriminatory, although negotiated or settlement rates may be accepted in certain circumstances. Interested persons may challenge proposed new or changed rates, and FERC is authorized to suspend the effectiveness of such rates pending an investigation or hearing. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a pipeline to change its rates prospectively. Accordingly, action by FERC could adversely affect our ability to establish rates that cover operating costs and allow for a reasonable return. An adverse determination in any future rate proceeding brought by or against us could have a material adverse effect on our business, financial condition, results of operations, and cash available for distribution. Under the NGPA, we are required to justify our rates for interstate transportation service on a cost-of-service basis every five years (excluding our Section 311 storage facility with market-based rates). In addition, our intrastate natural gas pipeline operations are subject to regulation by various agencies of the states in which they are located. Should FERC or any of these state agencies determine that our rates for transportation service should be lowered, our business could be adversely affected.

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

If we fail to comply with all the applicable FERC-administered statutes, rules, regulations, and orders, we could be subject to substantial penalties and fines. Under the EPAct 2005, FERC has civil penalty authority to impose penalties for current violations of the NGA or NGPA of up to $1.5 million per day and will continue to be adjusted periodically for inflation. FERC also has the power to order disgorgement of profits from transactions deemed to violate the NGA and EPAct 2005.

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

The Cajun Sibon pipeline, Avenger crude gathering system, and Greater Chickadee crude gathering system are subject to regulation by FERC under the ICA, the Energy Policy Act of 1992, and the rules and regulations promulgated under those laws. If, upon completion of an investigation, FERC finds that new or changed rates are unlawful, it is authorized to require the pipeline to refund revenues collected in excess of the just and reasonable rates during the term of the investigation. FERC may also investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively if it determines that the rates are unjust and unreasonable or unduly discriminatory or preferential. Under certain circumstances, FERC could limit our recovery of costs or could require us to reduce our rates and the payment of reparations to complaining shippers for up to two years prior to the date of the complaint. In particular, FERC’s current income tax allowance policy could affect our rates going forward, although we do not currently expect to experience any impact to financial results as a result of this policy. In addition, our rates going forward could be affected by proposed changes to FERC’s annual indexing methodology, currently pending on appeal before the United States Court of Appeals for the District of Columbia Circuit. All of these FERC policies and potential changes could have a material impact on our business and, if accepted, could decrease our rates and adversely affect our business.

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

The pipelines we own and operate are subject to stringent and complex regulation related to pipeline safety and integrity management. For instance, the Department of Transportation, through PHMSA, has established a series of rules that require pipeline operators to develop and implement integrity management programs for hazardous liquid (including oil) pipeline segments that, in the event of a leak or rupture, could affect HCAs. In October 2019, PHMSA issued three new final rules. One rule, effective in December 2019, establishes procedures to implement the expanded emergency order enforcement authority set forth in an October 2016 interim final rule. Among other things, this rule allows PHMSA to issue an emergency order without advance notice or opportunity for a hearing. The other two rules, which went into effect in July 2020, impose several new requirements on operators of onshore natural gas transmission systems and hazardous liquids pipelines. The rule concerning natural gas transmission extends the requirement to conduct integrity assessments beyond HCAs to pipelines in MCAs. It also includes requirements to reconfirm MAOP, report MAOP exceedances, consider seismicity as a risk factor in integrity management, and use certain safety features on in-line inspection equipment. The rule concerning hazardous liquids extends the required use of leak detection systems beyond HCAs to all regulated non-gathering hazardous liquid pipelines, requires reporting for gravity fed lines and unregulated gathering lines, requires periodic inspection of all lines not in HCAs, calls for inspections of lines after extreme weather events, and adds a requirement to make all lines in or affecting HCAs capable of accommodating in-line inspection tools over the next 20 years. Additional action by PHMSA with respect to pipeline integrity management requirements may occur in the future. For example, in May 2023, PHMSA proposed a new rule that would enhance leak survey and patrol requirements and require operators to identify and repair leaks. Additionally, in September 2023, PHMSA issued a proposed rule applicable to natural gas transmission and distribution and gathering pipelines, which would require updates to emergency response plans and other safety practices. At this time, we cannot predict the cost of future requirements, but they could be significant. Moreover, violations of pipeline safety regulations can result in the imposition of significant penalties.

Several states have also passed legislation or promulgated rules to address pipeline safety. Compliance with pipeline integrity laws and other pipeline safety regulations issued by state agencies, such as the TRRC, could result in substantial expenditures for testing, repairs, and replacement. For example, TRRC regulations require periodic testing of all intrastate pipelines meeting certain size and location requirements. Our costs relating to compliance with the required testing under the TRRC regulations were approximately $3.1 million, $2.1 million, and $3.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. If our pipelines fail to meet the safety standards mandated by the TRRC or PHMSA regulations, then we may be required to repair or replace sections of such pipelines or operate the pipelines at a reduced operating pressure, the cost of which actions cannot be estimated at this time.

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

We are subject to stringent and complex regulation under the federal Clean Air Act, implementing regulations, and state and local equivalents, including regulations related to controls for oil and natural gas production, pipelines, and processing operations. For instance, the EPA finalized new rules, effective August 2, 2016, to regulate emissions of methane and VOCs from new and modified sources in the oil and gas sector. In September 2020, the EPA published two additional final rules, the 2020 Policy Rule and the 2020 Technical Amendments. The 2020 Policy Rule removed sources in the transmission and storage segment from the regulated source category of the 2016 NSPS, rescinded the NSPS (including both VOC and methane requirements) applicable to those sources, and rescinded the methane-specific requirements of the NSPS applicable to sources in the production and processing segments. In June 2020, President Biden signed a joint congressional resolution rescinding the 2020 Policy Rule, and in December 2023, the EPA issued a new rule targeting methane and VOC emissions from new and existing oil and gas sources, including sources in the production, processing, transmission, and storage segments. The rule: (1) updates NSPS subpart OOOOa; (2) adopts a new NSPS subpart OOOOb for sources that commence construction, modification, or reconstruction after December 6, 2022; and (3) adopts a new NSPS subpart OOOOc to establish emissions guidelines that will be used to guide states when establishing methane standards for facilities that were existing sources on or before December 6, 2022.

On December 2, 2023, the EPA published a final rule to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s previous revisions to the NSPS program. Also, on November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require, which some states have already begun to do. For example, in July 2023, LDNR issued a proposed rule that would restrict routine venting and flaring of methane from oil and natural gas production facilities in the state. Several other states are also pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. In addition, in January 2023, the EPA announced a proposed consent decree that, if finalized as proposed, would establish a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities.

In November 2016, the BLM adopted rules to reduce venting, flaring, and leaks during oil and natural gas production activities on onshore federal and Indian leases. In September 2018, BLM published a final rule to repeal certain requirements of the 2016 methane rule. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. Then, in July 2020, the U.S. District Court for the Northern District of California vacated BLM’s 2018 revision rule, and in October 2020, a Wyoming federal district judge vacated the 2016 rule. However, in December 2020, environmental groups appealed the October 2020 decision, and litigation is ongoing.

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

Item 1C. Cybersecurity

We maintain a robust cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated within the Company’s enterprise risk management system and is designed to addresses the corporate information technology environment in which we operate. The underlying controls of the cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”).

We utilize a third-party cybersecurity operations center to provide 24/7 monitoring of our cybersecurity environment and to coordinate the investigation and remediation of alerts. A program for assisting with incident response is in place to prepare support teams in the event of a significant incident. We also have an annual assessment, performed by a third-party, of our cyber risk management program against the NIST CSF. Cyber partners are a key part of EnLink’s cybersecurity infrastructure. We partner with leading cybersecurity companies and organizations, leveraging third party technology and expertise. EnLink engages with these partners to monitor and maintain the performance and effectiveness of EnLink’s technology environment.

EnLink’s Director of Information Systems reports to EnLink’s Chief Information Officer and is the head of the Company’s cybersecurity team. The Chief Information Officer is responsible for assessing and managing EnLink’s cyber risk management program, informing senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts, including overseeing and identifying risks from cybersecurity threats associated with the use of third party cyber security partners. The Chief Information Officer also has a regular quarterly meeting with EnLink’s executive team to review cybersecurity matters and the status of EnLink’s cyber risk management program in detail. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by EnLink.

Our Audit Committee oversees EnLink’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee on the status and the effectiveness of EnLink’s cyber risk management program on a quarterly basis and the Board is also updated on cybersecurity issues on a regular basis.

EnLink faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. We have not been subject to cybersecurity incidents that have materially impaired our operations or had a material adverse effect on EnLink’s business, financial condition or results of operations. For additional discussion of our cybersecurity risks, see “Risk Factors–Business and Industry Risks–A failure in our computer systems or a terrorist or cyberattack on us, or third parties with whom we have a relationship, may adversely affect our ability to operate our business.”

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Unitholder Matters, and Issuer Purchases of Equity Securities

Our common units are listed on the NYSE under the symbol “ENLC.” On January 31, 2024, there were 30,324 record holders and beneficial owners (held in street name) of ENLC common units. For equity compensation plan information, see the discussion under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Equity Compensation Plan Information.”

Unless restricted by the terms of the Revolving Credit Facility, we intend to pay distributions to our unitholders on a quarterly basis from our available cash less reserves for expenses, future distributions, and other uses of cash, including:

•provisions for the proper conduct of our business;
•paying federal income taxes, which we are required to pay because we are taxed as a corporation; and
•maintaining cash reserves the Board believes are prudent to maintain.

Purchases of Equity Securities

During the three months ended December 31, 2023, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of unit-based awards and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
October 1, 2023 to October 31, 2023	2,503,475	$12.01	2,503,475	$8.8
November 1, 2023 to November 30, 2023	1,085,499	$12.79	1,063,961	$45.2
December 1, 2023 to December 31, 2023	2,207,582	$12.70	2,207,582	$17.2
Total	5,796,556	$12.42	5,775,018
____________________________
(1)The total number of units purchased shown in the table includes 21,538 ENLC common units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)In December 2022, the Board reauthorized our common unit repurchase program for 2023 and set the amount available for repurchases of outstanding common units during 2023 at up to $200.0 million. In November 2023, the Board approved an increase in the common unit repurchase program for 2023 of up to $250.0 million and, in December 2023, set the authorized amount available for repurchases in 2024 to $200.0 million. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time. For more information regarding common units repurchased from public unitholders and our repurchase of common units held by GIP, see “Item 8. Financial Statements and Supplementary Data—Note 10.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please read the following discussion of our financial condition and results of operations in conjunction with the financial statements and notes thereto included elsewhere in this report. In addition, please refer to the Definitions page set forth in this report prior to Item 1—Business. Certain items related to the year ended December 31, 2022 and 2021 and year-to-year comparisons of the year ended December 31, 2022 and the year ended December 31, 2021 have been recast to conform to current period presentation, and therefore are shown below. Items that remain unchanged from the discussion in our prior year’s Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of ENLC’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

ENLC is a Delaware limited liability company formed in October 2013. ENLC’s assets consist of all of the outstanding common units of ENLK and all of the membership interests of the General Partner. All of our midstream energy assets are owned and operated by ENLK and its subsidiaries. We primarily focus on owning, operating, investing in, and developing midstream energy infrastructure assets to provide midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, storing, trans-loading, and selling crude oil and condensate.

As of December 31, 2023, our midstream energy asset network includes approximately 13,600 miles of pipelines, 25 natural gas processing plants with approximately 5.8 Bcf/d of processing capacity, seven fractionators with approximately 316,300 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, and equity investments in certain joint ventures. We manage and report our operations primarily according to the geography and the nature of the activity. We have five reportable segments:

•Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in West Texas and Eastern New Mexico;

•Louisiana Segment. The Louisiana segment includes our natural gas and NGL transmission pipelines, natural gas processing plants, natural gas and NGL storage facilities, and fractionation facilities located in Louisiana and, prior to its sale in November 2023, our crude oil operations in ORV;

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

We manage our consolidated operations by focusing on adjusted gross margin because our business is generally to gather, process, transport, or market natural gas, NGLs, crude oil, and condensate using our assets for a fee. We earn our fees through various fee-based contractual arrangements, which include stated fee-only contract arrangements or arrangements with fee-based components where we purchase and resell commodities in connection with providing the related service and earn a net margin as our fee. We earn our net margin under our purchase and resell contract arrangements primarily as a result of stated service-related fees that are deducted from the price of the commodity purchase. While our transactions vary in form, the essential element of most of our transactions is the use of our assets to transport a product or provide a processed product to an end-user or marketer at the tailgate of the plant, pipeline, or barge, truck, or rail terminal. Adjusted gross margin is a non-GAAP financial measure and is explained in greater detail under “Non-GAAP Financial Measures” below. Approximately 90% of our adjusted gross margin was derived from fee-based contractual arrangements with minimal direct commodity price exposure for the year ended December 31, 2023.

Our revenues and adjusted gross margins are generated from six primary sources:

•gathering and transporting natural gas, NGLs, and crude oil on the pipeline systems we own;
•processing natural gas at our processing plants;
•fractionating and marketing recovered NGLs;
•providing compression services;
•providing crude oil and condensate transportation and terminal services; and
•providing natural gas, crude oil, and NGL storage.

The following customers individually represented greater than 10% of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2023	2022	2021
Dow Hydrocarbons and Resources LLC	10.4%	14.2%	14.5%
Marathon Petroleum Corporation	19.3%	14.7%	13.4%

We gather, transport, or store natural gas owned by others under fee-only contract arrangements based either on the volume of natural gas gathered, transported, or stored or, for firm transportation arrangements, a stated monthly fee for a specified monthly quantity with an additional fee based on actual volumes. We also buy natural gas from producers or shippers at a market index less a fee-based deduction subtracted from the purchase price of the natural gas. We then gather or transport the natural gas and sell the natural gas at a market index, thereby earning a margin through the fee-based deduction. We attempt to execute substantially all purchases and sales concurrently, or we enter into a future delivery obligation, thereby establishing the basis for the fee we will receive for each natural gas transaction. We are also party to certain long-term natural gas sales commitments that we satisfy through supplies purchased under long-term natural gas purchase agreements. When we enter into those arrangements, our sales obligations generally match our purchase obligations. However, over time, the supplies that we have under contract may decline due to reduced drilling or other causes, and we may be required to satisfy the sales obligations by buying additional natural gas at prices that may exceed the prices received under the sales commitments. In our purchase/sale transactions, the resale price is generally based on the same index at which the natural gas was purchased.

We typically buy mixed NGLs from our suppliers to our natural gas processing plants at a fixed discount to market indices for the component NGLs with a deduction for our fractionation fee. We subsequently sell the fractionated NGL products based on the same index-based prices. To a lesser extent, we transport and fractionate or store NGLs owned by others for a fee based on the volume of NGLs transported and fractionated or stored. The operating results of our NGL fractionation business are largely dependent upon the volume of mixed NGLs fractionated and the level of fractionation fees charged. With our fractionation business, we also have the opportunity for product upgrades for each of the discrete NGL products. We realize higher adjusted gross margins from product upgrades during periods with higher NGL prices.

We gather or transport crude oil and condensate owned by others under fee-only contract arrangements based on volumes gathered or transported. We also buy crude oil and condensate on our own gathering systems, third-party systems, and trucked from producers at a market index less a stated transportation deduction. We then transport and resell the crude oil and condensate through a process of basis and fixed price trades. We execute substantially all purchases and sales concurrently, thereby establishing the net margin we will receive for each crude oil and condensate transaction.

We realize adjusted gross margins from our gathering and processing services primarily through different contractual arrangements: processing margin (“margin”) contracts, POL contracts, POP contracts, fixed-fee based contracts, or a combination of these contractual arrangements. Under any of these gathering and processing arrangements, we may earn a fee for the services performed, or we may buy and resell the natural gas and/or NGLs as part of the processing arrangement and realize a net margin as our fee. Under margin contract arrangements, our adjusted gross margins are higher during periods of high NGL prices relative to natural gas prices. Adjusted gross margin results under POL contracts are impacted only by the value of the liquids produced with margins higher during periods of higher liquids prices. Adjusted gross margin results under POP contracts are impacted only by the value of the natural gas and liquids produced with margins higher during periods of higher natural gas and liquids prices. Under fixed-fee based contracts, our adjusted gross margins are driven by throughput volume.

Operating expenses are costs directly associated with the operations of a particular asset. Among the most significant of these costs are those associated with direct labor and supervision, property insurance, property taxes, repair and maintenance expenses, contract services, and utilities. These costs are normally fairly stable across broad volume ranges and therefore do not normally increase or decrease significantly in the short term with increases or decreases in the volume of natural gas, liquids, crude oil, and condensate moved through or by our assets.

CCS Business

We are building a carbon transportation business in support of CCS activity along the Gulf Coast, including the Mississippi River corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, our operating expertise and our customer relationships, provide us with an advantage in building a carbon transportation business and becoming the transporter of choice in the region.

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

Production levels by our exploration and production customers for our natural gas and crude oil gathering, natural gas processing, and NGL fractionation operations are driven in large part by the level of crude oil and natural gas prices. New drilling activity is necessary to maintain or increase production levels as oil and natural gas wells experience production declines over time. New drilling activity generally moves in the same direction as crude oil and natural gas prices as those prices drive investment returns and cash flow available for reinvestment by exploration and production companies. Accordingly, our natural gas and crude oil gathering, natural gas processing, and NGL fractionation operations are affected by the level of crude, natural gas, and NGL prices, the relationship among these prices, and related activity levels from our customers. Low prices for these commodities could reduce the demand for our services and the volumes in our systems.

There has been, and we believe there will continue to be, volatility in commodity prices and in the relationships among NGL, crude oil, and natural gas prices. Oil and natural gas prices rose in the first half of 2022 due to various factors, including a rebound in demand from economic activity after COVID-19 shutdowns, supply issues, and geopolitical events, including Russia’s invasion of Ukraine.

The table below presents selected average index prices for crude oil, NGL, and natural gas for the periods indicated.

	Crude oil	NGL	Natural gas
	$/Bbl (1)(2)	$/Gal (1)(3)	$/MMbtu (1)(4)
2023 by quarter:
1st Quarter	$75.99	$0.61	$2.74
2nd Quarter	$73.56	$0.43	$2.33
3rd Quarter	$82.22	$0.50	$2.66
4th Quarter	$78.53	$0.45	$2.92
2023 Averages	$77.60	$0.50	$2.66

2022 by quarter:
1st Quarter	$95.01	$0.92	$4.56
2nd Quarter	$108.52	$0.97	$7.50
3rd Quarter	$91.43	$0.82	$7.95
4th Quarter	$82.64	$0.62	$6.11
2022 Averages	$94.33	$0.83	$6.54
____________________________
(1)The average closing price was computed by taking the sum of the closing prices of each trading day divided by the number of trading days during the period presented.
(2)Crude oil closing prices based on the NYMEX futures daily close prices.
(3)Weighted average NGL closing prices based on the OPIS Napoleonville daily average spot liquids prices.
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

Producers generally focus their drilling activity on certain producing basins depending on commodity price fundamentals and favorable drilling economics. In the last few years, many producers have increasingly focused their activities in the Permian Basin, because of the availability of higher investment returns. Currently, a large percentage of all drilling rigs operating in the United States are operating in the Permian Basin. We continue to experience a robust increase in volumes in our Permian segment as our operations in that basin are in a favorable position relative to producer activity. As a result of this concentration of drilling activity in the Permian Basin, other basins, including those in which we operate in Oklahoma and North Texas, experienced reduced investment and declines in volumes produced. However, the rise in commodity prices during 2022 led to renewed producer interest in Oklahoma and North Texas, which continued into 2023. Although producer activity did rise during much of 2023, we expect that the decline in natural gas prices in the past year will dampen producer activity in these areas in 2024.

Our Louisiana segment, while subject to commodity price trends, is less dependent on gathering and processing activities and more affected by, in the case of NGLs, industrial demand for the NGLs that we supply, and in the case of natural gas, the demand for transportation of natural gas on our pipelines to industrial, utility and LNG facilities as well as to other natural gas pipelines. Industrial demand for NGLs along the Gulf Coast region has remained strong throughout 2022 and 2023, supported by regional industrial activity and export markets. Similarly, the demand for transportation of natural gas on our pipelines to industrial, utility, and LNG facilities as well as to other natural gas pipelines has remained strong throughout 2022 and 2023. Our activities and, in turn, our financial performance in the Louisiana segment are highly dependent on the availability of natural gas for transportation on our pipelines, including to our customers, and NGLs to supply our customers. To date, the availability of natural gas and NGLs to supply our customers has remained at sufficient levels, and maintaining such availability and supply is a key business focus.

Inflation

In recent years, U.S. inflation has increased significantly. In order to reduce the inflation rate, the Federal Reserve increased its target for the federal funds rate (the benchmark for most interest rates) several times in 2022 and 2023. Inflation has moderated in 2023, and the Federal Reserve has signaled an end to rate hikes and projected cuts in 2024.

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

Only a small percentage of our operations are derived from customers operating on public land, mainly in the Delaware Basin. In addition, we have a robust program to monitor and prevent methane emissions in our operations and we maintain a comprehensive environmental program that is embedded in our operations. However, our activities that take place on public lands require that we and our producer customers obtain leases, permits, and other approvals from the federal government. While the future rules and rulemaking initiatives under the Biden Administration remain uncertain, the regulations that might result from such initiatives, could lead to increased costs for us or our customers, difficulties in obtaining leases, permits, and other approvals for us and our customers, reduced utilization of our gathering, processing, and pipeline systems or reduced rates under renegotiated transportation or storage agreements in affected regions. In July 2023, the DOI proposed updates to its onshore oil and gas leasing regulations which could further restrict oil and gas exploration and production on federal lands. The DOI expects to issue a final rule in the spring of 2024. These changes and uncertainties could have a negative effect on exploration and production of oil and natural gas and, consequently, negatively impact the demand for our products and services.

Over the past few years, the Biden administration has focused on regulating methane emissions in the production of oil and gas, including through venting and flaring. To this end, the EPA, BLM, and other agencies have issued regulations that may require us to make changes to our operations and may require us to pay a fee associated with our methane emissions. Additional regulatory actions targeting methane and other GHG emissions may be put in place in the future. We cannot predict, what effect, if any, such additional actions might have on our operations.

In addition, on January 26, 2024, the Biden Administration announced that it was pausing decisions on applications for new LNG export projects until the Department of Energy is able to adopt new parameters for analyzing the projects. These new parameters would include the review of the economic and environmental effects of new facilities on US climate goals and other factors. While this pause will not affect operating LNG facilities or facilities that have previously secured government approval, it will affect the approval process for future LNG facilities and for expansions of existing facilities. It is uncertain how long the pause will be in place and what changes to the analysis parameters will be adopted.

Certain enhancements were made to the IRC Section 45Q carbon sequestration tax credit as part of the Inflation Reduction Act of 2022, which was enacted on August 16, 2022. We believe these enhancements to the 45Q carbon sequestration tax credit may help expand and support the development of our CCS business, while the other provisions are not expected to have a material impact to our business, financial condition, results of operations, or cash flows.

Any regulatory changes could adversely affect our business, financial condition, results of operations or cash flows, including our ability to make cash distributions to our unitholders. For more information, see our risk factors under Item 1A—Risk Factors—“Environmental, Legal Compliance, and Regulatory Risk.”

Other Recent Developments

Organic Growth and CCS Business

Tiger II Processing Plant. In April 2023, we began moving equipment and facilities associated with the non-operational Cowtown processing plant in North Texas to our Delaware Basin JV operations in the Permian. The relocation is expected to increase the processing capacity of our Permian Basin processing facilities by approximately 150 MMcf/d. We expect to complete the project in the second quarter of 2024.

GCF Operations. In January 2023, we and our partners started the process to restart the GCF assets and made capital contributions throughout the year related to the restart process. We intend to make additional capital contributions until the assets become operational, which is expected in the first half of 2024.

Matterhorn JV. We own a 15% interest in the Matterhorn JV. The Matterhorn JV is constructing a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas (the “Matterhorn Express Pipeline”). We have made capital contributions towards the construction of the Matterhorn Express Pipeline for the years ended December 31, 2023 and 2022. We expect the Matterhorn Express Pipeline to be in service in the third quarter of 2024, pending the receipt of customary regulatory and other approvals, and we intend to make additional capital contributions until the construction is complete.

See “Item 8. Financial Statements and Supplementary Data—Note 11” for more information regarding GCF and the Matterhorn JV.

BKV Agreement. In November 2023, we began separating CO2 from lean natural gas in our North Texas gathering systems and from rich natural gas delivered to our natural gas processing plant in Bridgeport, Texas. This CO2 waste stream is then captured, compressed, transported, and sequestered by BKV.

ExxonMobil Agreement. In October 2022, we entered into a transportation services agreement with a subsidiary of ExxonMobil in connection with the development of a CCS project in the Mississippi River corridor in southeastern Louisiana. Under the transportation agreement, we contracted to deliver CO2 from the Mississippi River corridor to ExxonMobil’s storage location at Pecan Island in Vermilion Parish, Louisiana, beginning in 2025. The agreement also provides for a reserved capacity available of up to 10 million metric tonnes per year, with an initial reserved capacity of 3.2 million metric tonnes per year. In February 2024, we announced that we and ExxonMobil have agreed to reassess the Pecan Island project’s near-term role, with the expectation that other joint CCS opportunities along the Gulf Coast, and beyond the Mississippi River corridor, may be prioritized ahead of the Pecan Island project.

Divestitures

On November 1, 2023, we sold certain ORV crude assets in our Louisiana segment to a subsidiary of Ergon, Inc. in exchange for cash consideration of approximately $59.2 million, subject to post-closing purchase price adjustments, and a contingent payment of an additional $0.5 million subject to the buyer’s pursuit of certain commercial opportunities within three years after the acquisition date.

On November 3, 2023, we sold our remaining ORV assets in our Louisiana segment to Blue Racer Midstream, LLC in exchange for cash consideration of approximately $9.8 million, subject to post-closing purchase price adjustments.

Debt

Senior Unsecured Notes Issuance. In April 2023, we completed the sale of an additional $300.0 million aggregate principal amount of ENLC’s 6.50% senior unsecured notes due 2030 (the “Additional Notes”) at a price to the public of 99% of their face value. The Additional Notes were offered as an additional issuance of our existing 6.50% senior unsecured notes due 2030 that we issued on August 31, 2022 in an aggregate principal amount of $700.0 million. Net proceeds of approximately $294.5 million were used to repay a portion of the borrowings under the Revolving Credit Facility. The Additional Notes are fully and unconditionally guaranteed by ENLK. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the issuance of new senior unsecured notes by us.

Equity

Common Unit Repurchase Program. For the year ended December 31, 2023, we repurchased 11,530,962 outstanding common units in open market purchases, for an aggregate cost, including commissions, of $134.5 million, or an average of $11.67 per common unit.

GIP Repurchase Agreement. For the year ended December 31, 2023, we repurchased 8,846,445 ENLC common units held by GIP for an aggregate cost of $98.3 million, or an average of $11.11 per common unit.

Additionally, on February 19, 2024, we repurchased 3,280,637 ENLC common units held by GIP at an aggregate cost of $41.5 million, or an average of $12.66 per common unit. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended December 31, 2023. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the GIP units. As of December 31, 2023, $41.5 million is classified as “Other current liabilities” on the consolidated balance sheets related to our obligation to repurchase our common units from GIP.

See “Item 8. Financial Statements and Supplementary Data—Note 10” for more information regarding our common unit repurchases.

ENLK’s Eleventh Amended and Restated Agreement of Limited Partnership. In September 2023, in connection with ENLK’s qualification of the Series B Preferred Units to be eligible to be deposited through the Depository Trust Company, we amended and restated the limited partnership agreement of ENLK to, among other things, (i) reflect the cancellation of all outstanding ENLC Class C Common Units, which were non-economic equity interests previously held by the holders of the Series B Preferred Units and permitted such holders to participate in any vote of the holders of ENLC common units, (ii) provide for the termination of any rights of the holders of the Series B Preferred Units to PIK Distributions with respect to, and following, the earlier to occur of (x) any quarter in which the holders of the Series B Preferred Units give notice to the General Partner of its election to terminate such PIK Distribution right and (y) the quarter ending June 30, 2024, and (iii) in connection with such termination of PIK Distributions, increase the cash distribution per Series B Preferred Unit from $0.28125 to $0.31875, in addition to the continued payment of the Series B Excess Cash Payment Amount (as defined in ENLK’s limited partnership agreement).

Repurchase of Series C Preferred Units. For the year ended December 31, 2023, we repurchased 14,500 Series C Preferred Units for total consideration of $13.1 million. For the year ended December 31, 2022, we repurchased 19,000 Series C Preferred Units for total consideration of $15.2 million.

See “Item 8. Financial Statements and Supplementary Data—Note 9” for more information regarding the Series B Preferred Units and Series C Preferred Units.

Rate Reset

Beginning in 2024, certain legacy contracts in the Oklahoma and North Texas segments experienced a one-time rate reset. The rate reset was negotiated in 2018 in exchange for adding an additional five years of term to these contracts. The rate reset is a one-time adjustment down to a pre-negotiated rate (which partially reverses recent annual inflation cost escalation adjustments). These contracts are set to expire between 2029 and 2033 and continue to have cost escalation provisions that allow for rate increases from the reset rate based on future changes in inflation. For 2024, we expect our adjusted gross margin to decline by approximately $40 million related to the rate reset under these contracts.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Year Ended December 31,
	2023	2022
Total revenues	$6,900.1	$9,542.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(4,856.1)	(7,572.8)
Operating expenses	(558.2)	(524.9)
Depreciation and amortization	(657.1)	(639.4)
Gross margin	828.7	805.0
Operating expenses	558.2	524.9
Depreciation and amortization	657.1	639.4
Adjusted gross margin	$2,044.0	$1,969.3

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Year Ended December 31,
	2023	2022
Net income	$350.0	$500.7
Interest expense, net of interest income	271.7	245.0
Depreciation and amortization	657.1	639.4
Impairments	20.7	—
Loss from unconsolidated affiliate investments	8.2	5.6
Distributions from unconsolidated affiliate investments	2.5	0.7
(Gain) loss on disposition of assets	(0.3)	18.0
Loss on extinguishment of debt	—	6.2
Unit-based compensation	19.2	30.4
Income tax expense (benefit)	62.8	(94.9)
Unrealized (gain) loss on commodity derivatives	12.1	(40.2)
Costs associated with the relocation of processing facilities (1)	14.6	43.8
Other (2)	0.1	(2.4)
Adjusted EBITDA before non-controlling interest	1,418.7	1,352.3
Non-controlling interest share of adjusted EBITDA from joint ventures (3)	(68.7)	(67.7)
Adjusted EBITDA, net to ENLC	$1,350.0	$1,284.6
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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$1,222.7	$1,049.3
Interest expense (1)	265.3	237.6
Utility credits redeemed (2)	(1.5)	(31.1)
Accruals for settled commodity derivative transactions	—	(1.9)
Distributions from unconsolidated affiliate investment in excess of earnings	2.5	0.7
Costs associated with the relocation of processing facilities (3)	14.6	43.8
Other (4)	(0.7)	2.3
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	(155.2)	12.6
Accounts payable, accrued product purchases, and other accrued liabilities	71.0	39.0
Adjusted EBITDA before non-controlling interest	1,418.7	1,352.3
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(68.7)	(67.7)
Adjusted EBITDA, net to ENLC	1,350.0	1,284.6
Growth capital expenditures, net to ENLC (6)	(354.8)	(267.1)
Maintenance capital expenditures, net to ENLC (6)	(69.4)	(44.9)
Interest expense, net of interest income	(271.7)	(238.5)
Distributions declared on common units	(234.3)	(222.5)
ENLK preferred unit cash distributions earned (7)	(97.0)	(93.2)
Payment to redeem mandatorily redeemable non-controlling interest (8)	(10.5)	—
Costs associated with the relocation of processing facilities, net to ENLC (3)(6)(9)	(0.7)	(43.8)
Contributions to investment in unconsolidated affiliates	(68.1)	(65.9)
Other (10)	3.5	3.7
Free cash flow after distributions	$247.0	$312.4
____________________________
(1)Net of amortization of debt issuance costs, net discount of senior unsecured notes, and designated cash flow hedge, which are included in interest expense but not included in net cash provided by operating activities, and non-cash interest income, which is netted against interest expense but not included in adjusted EBITDA.
(2)Under our utility agreements, we are entitled to a base load of electricity and pay or receive credits, based on market pricing, when we exceed or do not use the base load amounts. In 2021, we received credits from our utility providers based on market rates for our unused electricity during Winter Storm Uri that we have fully redeemed as of December 31, 2023.
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
(8)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries. See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information regarding the redemption.
(9)Includes a one-time $8.0 million contribution from an affiliate of NGP in May 2023 in connection with the Delaware Basin JV’s purchase of the Cowtown processing plant.
(10)Includes non-cash interest expense, current income tax expense, and proceeds from the sale of surplus or unused equipment and land, which occurred in the normal operation of our business.

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2023
Total revenues	$2,823.2	$3,910.3	$1,171.4	$721.2	$(1,726.0)	$6,900.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(2,205.5)	(3,388.4)	(645.6)	(342.6)	1,726.0	(4,856.1)
Adjusted gross margin	617.7	521.9	525.8	378.6	—	2,044.0
Operating expenses	(221.3)	(130.3)	(103.8)	(102.8)	—	(558.2)
Segment profit	396.4	391.6	422.0	275.8	—	1,485.8
Depreciation and amortization	(166.6)	(151.3)	(217.7)	(115.8)	(5.7)	(657.1)
Gross margin	$229.8	$240.3	$204.3	$160.0	$(5.7)	$828.7

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2022
Total revenues	$3,866.0	$5,977.4	$1,603.0	$1,021.7	$(2,926.0)	$9,542.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(3,280.3)	(5,462.4)	(1,124.4)	(631.7)	2,926.0	(7,572.8)
Adjusted gross margin	585.7	515.0	478.6	390.0	—	1,969.3
Operating expenses	(200.2)	(140.7)	(90.9)	(93.1)	—	(524.9)
Segment profit	385.5	374.3	387.7	296.9	—	1,444.4
Depreciation and amortization	(154.5)	(156.5)	(201.8)	(121.1)	(5.5)	(639.4)
Gross margin	$231.0	$217.8	$185.9	$175.8	$(5.5)	$805.0

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2021
Total revenues	$2,307.3	$4,539.8	$1,204.2	$860.4	$(2,225.8)	$6,685.9
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,996.1)	(4,091.2)	(796.6)	(531.8)	2,225.8	(5,189.9)
Adjusted gross margin	311.2	448.6	407.6	328.6	—	1,496.0
Operating expenses	(81.5)	(123.7)	(80.0)	(77.7)	—	(362.9)
Segment profit	229.7	324.9	327.6	250.9	—	1,133.1
Depreciation and amortization	(139.9)	(141.0)	(204.3)	(114.3)	(8.0)	(607.5)
Gross margin	$89.8	$183.9	$123.3	$136.6	$(8.0)	$525.6

	Year Ended December 31,
	2023	2022	2021
Midstream Volumes:
Consolidated
Gathering and Transportation (MMbtu/d)	7,096,300	6,913,600	5,597,600
Processing (MMbtu/d)	3,746,600	3,384,300	2,866,500
Crude Oil Handling (Bbls/d)	205,500	197,500	170,700
NGL Fractionation (Gals/d)	8,752,800	8,605,800	8,412,600
Brine Disposal (Bbls/d)	2,500	3,000	2,700
Permian Segment
Gathering and Transportation (MMbtu/d)	1,800,900	1,506,600	1,067,000
Processing (MMbtu/d)	1,662,400	1,422,200	1,010,000
Crude Oil Handling (Bbls/d)	165,300	156,300	134,600
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,495,000	2,828,200	2,160,800
Crude Oil Handling (Bbls/d)	14,900	17,400	15,900
NGL Fractionation (Gals/d)	7,705,700	7,957,800	7,455,600
Brine Disposal (Bbls/d)	2,500	3,000	2,700
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,221,000	1,031,200	992,400
Processing (MMbtu/d)	1,182,000	1,057,600	1,010,300
Crude Oil Handling (Bbls/d)	25,300	23,800	20,200
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,579,400	1,547,600	1,377,400
Processing (MMbtu/d)	734,600	705,100	631,500

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues and Cost of Sales, Exclusive of Operating Expenses and Depreciation and Amortization.

Our consolidated and segment revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, are from natural gas, NGL, crude oil, and condensate product sales and purchases, midstream services that we perform with respect to those commodities, and derivative activity. Fluctuations in our consolidated and segment revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, reflect in large part changes in commodity prices and volumes. Our adjusted gross margin is not directly affected by the commodity price environment because the commodities that we buy and sell are generally based on the same pricing indices. Both consolidated and segment product sales revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, will fluctuate with market prices; however, the adjusted gross margin related to those sales and purchases will not necessarily have a corresponding increase or decrease. Additionally, fluctuations in these measures from changes in commodity prices may be offset by gains or losses from derivative instruments that we use to manage our exposure to commodity price risk associated with such sales and purchases.

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $2,642.0 million and $2,716.7 million, respectively, for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the following:

•Product sales revenues decreased $2,809.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to:

◦A $1,554.4 million decrease in natural gas sales primarily driven by lower natural gas prices,
◦A $1,185.8 million decrease in NGL sales primarily driven by lower NGL prices, and
◦A $69.1 million decrease in crude oil and condensate sales primarily driven by lower crude oil prices.

•Lower natural gas, NGL, and crude oil prices also had a corresponding impact to cost of sales, exclusive of operating expenses and depreciation and amortization, contributing to the $2,716.7 million decrease for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•Revenues from midstream services increased $160.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to:

◦A $113.9 million increase in gathering and transportation revenues primarily driven by higher gathering and transportation volumes,
◦A $43.2 million increase in processing revenues primarily driven by higher processing volumes, and
◦A $5.3 million increase in NGL service revenues primarily driven by higher NGL service volumes.

These increases were primarily offset by the disposition of our ORV crude assets, which contributed to the $8.6 million decrease in crude services revenues.

•Derivative gains increased $6.4 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to $52.3 million of increased unrealized losses and $58.7 million of increased realized gains.

Operating Expenses. Operating expenses increased $33.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $20.5 million increase in compressor rentals, a $7.3 million increase in materials and supplies expense, a $5.6 million increase in ad valorem taxes, a $4.4 million increase in labor and benefits costs, a $4.1 million increase in utilities expense, a $3.3 million increase in compressor overhauls, a $2.8 million increase in insurance costs, and a $2.8 million increase in regulatory and compliance costs. These increases were partially offset by a $14.4 million decrease in construction fees and services and a $3.6 million decrease in sales and use tax.

Depreciation and Amortization. Depreciation and amortization increased $17.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to a $26.2 million increase resulting from changes in estimated useful lives, an $11.9 million increase due to additional assets placed in service, a $6.4 million increase related to the Barnett Shale Acquisition in July 2022, and a $3.8 million increase related to the Central Oklahoma Acquisition in December 2022. These increases were partially offset by a $31.1 million decrease in depreciation related to assets reaching the end of their depreciable lives.

Impairments. For the year ended December 31, 2023, we recognized an impairment expense of $20.7 million due to changes in our outlook for future cash flows and the anticipated use of certain ORV crude assets in our Louisiana segment. We determined that the carrying amounts of these assets exceeded their fair value, based on market inputs and certain assumptions.

(Gain) Loss on Disposition of Assets. For the year ended December 31, 2023, we recognized a gain on disposition of assets of $0.3 million, which was primarily due to the divestitures of our ORV assets in our Louisiana segment. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information. For the year ended December 31, 2022, we recognized a loss on disposition of assets of $18.0 million, which was primarily due to the sale of compressor units associated with our ORV assets. (Gain) loss on disposition of assets consisted of the following amounts (in millions):

	Year Ended December 31,
	2023	2022
Net book value of assets disposed	$72.9	$30.8
Proceeds from sales	(73.1)	(12.8)
Insurance recoveries	(0.1)	—
(Gain) loss on disposition of assets	$(0.3)	$18.0

General and Administrative Expenses. General and administrative expenses were $115.5 million for the year ended December 31, 2023 compared to $125.2 million for the year ended December 31, 2022, a decrease of $9.7 million. The decrease was primarily due to a $9.2 million decrease in unit-based compensation and a $4.0 million decrease in consulting fees and services. The decrease was partially offset by a $3.9 million increase in losses related to an increase in the estimated fair value of the contingent consideration associated with the Amarillo Rattler Acquisition and the Central Oklahoma Acquisition. See “Item 8. Financial Statements and Supplementary Data—Note 3” for more additional information regarding the contingent consideration for Amarillo Rattler and the Central Oklahoma Acquisition.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $271.7 million for the year ended December 31, 2023 compared to $245.0 million for the year ended December 31, 2022, an increase of $26.7 million. Interest expense, net of interest income, consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
ENLK and ENLC senior unsecured notes	$230.1	$206.0
Revolving Credit Facility	17.9	13.5
AR Facility	22.8	12.1
Amortization of debt issuance costs and net discount of senior unsecured notes	6.4	5.5
Interest rate swaps - realized	(4.5)	1.9
Redemption of mandatorily redeemable non-controlling interest	—	6.5
Other	(1.0)	(0.5)
Interest expense, net of interest income	$271.7	$245.0

Loss on Extinguishment of Debt. We recognized a loss on extinguishment of debt of $6.2 million for the year ended December 31, 2022, which was primarily due to the repurchases of ENLK’s senior unsecured notes in the debt tender offer completed in the third quarter of 2022. For the year ended December 31, 2023, we and ENLK did not repurchase any senior unsecured notes. See “Item 8. Financial Statements and Supplementary Data—Note 7” for additional information.

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $8.2 million for the year ended December 31, 2023 compared to $5.6 million for the year ended December 31, 2022, an increase in loss of $2.6 million. The increase in loss was primarily attributable to a $1.2 million increase in loss related to our GCF investment, a $0.9 million increase in loss related to the Matterhorn JV, and a $0.5 million increase in loss related to the Cedar Cove JV. See “Item 8. Financial Statements and Supplementary Data—Note 11” for additional information.

Income Tax Benefit (Expense). Income tax expense was $62.8 million for the year ended December 31, 2023 compared to an income tax benefit of $94.9 million for the year ended December 31, 2022. The increase in income tax expense for the year ended December 31, 2023 was primarily attributable to the reduction of the valuation allowance recorded on our deferred tax assets for the year ended December 31, 2022, which resulted in an income tax benefit for the year ended December 31, 2022. See “Item 8. Financial Statements and Supplementary Data—Note 8” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $143.8 million for the year ended December 31, 2023 compared to net income of $139.4 million for the year ended December 31, 2022, an increase of $4.4 million. Our non-controlling interests are comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase was primarily due to an $11.8 million increase in income attributable to the Series C Preferred Units and a $0.9 million increase attributable to Marathon Petroleum Corporation’s 50% share of the Ascension JV. The increase was partially offset by a $6.4 million decrease in income attributable to NGP’s 49.9% share of the Delaware Basin JV and a $1.9 million decrease attributable to the Series B Preferred Units.

Analysis of Operating Segments

We manage and report our operations primarily according to the geography and the nature of the activity. We have five reportable segments: Permian segment, Louisiana segment, Oklahoma segment, North Texas segment, and Corporate segment. We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. The GAAP measure most directly comparable to segment profit and adjusted gross margin is gross margin. We believe that investors benefit from having access to the same financial measures that our management uses to evaluate segment results.

See below for our discussion of segment results for the year ended December 31, 2023 compared to the year ended December 31, 2022.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $1,042.8 million and $1,074.8 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $32.0 million, due to:

•A $26.3 million increase in adjusted gross margin associated with our Permian natural gas assets. Adjusted gross margin, excluding derivative activity, increased $27.7 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian natural gas assets decreased adjusted gross margin by $1.4 million, which included $18.0 million from increased realized gains and $19.4 million from increased unrealized losses.
•A $5.7 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $6.9 million, which was primarily due to higher commodity prices. Derivative activity associated with our Permian crude assets decreased adjusted gross margin by $1.2 million, which included $6.0 million from increased realized losses and $4.8 million from increased unrealized gains.

◦Operating expenses in the Permian segment increased $21.1 million primarily due to a $12.9 million increase in compressor rentals, an $11.5 million increase in utilities expense, a $5.3 million increase in labor and benefits costs, a $3.0 million increase in compressor overhauls, and a $2.1 million increase in materials and supplies expense. These increases in operating expenses were principally due to an increase in operating activity. These increases were partially offset by a $14.1 million decrease in construction fees and services.

◦Depreciation and amortization in the Permian segment increased $12.1 million primarily due to $7.0 million increase resulting from additional assets placed in service and a $5.0 million increase related to the equipment transferred to the Phantom processing facility.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $2,067.1 million and $2,074.0 million, respectively, resulting in an increase in adjusted gross margin in the Louisiana segment of $6.9 million, due to:

•A $9.7 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, increased $22.7 million, which was primarily due to fluctuations in market prices. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased adjusted gross margin by $13.0 million, which included $4.1 million from decreased realized gains and $8.9 million from increased unrealized losses.
•A $15.7 million increase in adjusted gross margin associated with our Louisiana natural gas assets. Adjusted gross margin, excluding derivative activity, increased $7.2 million, which was primarily due to a settlement payment resulting from a customer account dispute in the amount of $6.8 million. Derivative activity associated with our Louisiana natural gas assets increased adjusted gross margin by $8.5 million, which included $3.2 million from decreased realized losses and $5.3 million from increased unrealized gains.
•An $18.5 million decrease in adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $19.1 million, which was primarily due to lower compression fee revenue resulting from the sale of several compressor units in December 2022 and the divestitures of our ORV assets in November 2023. Derivative activity associated with our ORV crude assets increased adjusted gross margin by $0.6 million from increased realized gains.

◦Operating expenses in the Louisiana segment decreased $10.4 million primarily due to an $8.2 million decrease in utilities expense, a $1.8 million decrease in labor and benefits costs, and a $1.6 million decrease in vehicle expenses related to the disposal of the heavy truck fleet in ORV. These decreases were partially offset by a $0.8 million increase in regulatory and compliance costs and a $0.7 million increase in ad valorem taxes.

◦Depreciation and amortization in the Louisiana segment decreased $5.2 million primarily due to a $14.5 million decrease resulting from assets reaching the end of their depreciable lives and a $4.1 million decrease related to the sale of several compressor units associated with our ORV assets in December 2022. These decreases were partially offset by an $8.9 million increase in depreciation due to changes in estimated useful lives and a $4.2 million increase related to the divestitures of our ORV assets in November 2023.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $431.6 million and $478.8 million, respectively, resulting in an increase in adjusted gross margin in the Oklahoma segment of $47.2 million, due to:

•A $44.7 million increase in adjusted gross margin associated with our Oklahoma natural gas assets. Adjusted gross margin, excluding derivative activity, increased $33.8 million, which was primarily due to additional volumes from the Central Oklahoma Acquisition in December 2022. Derivative activity associated with our Oklahoma natural gas assets increased adjusted gross margin by $10.9 million, which included $18.7 million from increased realized gains and $7.8 million from increased unrealized losses.
•A $2.5 million increase in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, increased $1.6 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Oklahoma crude assets increased adjusted gross margin by $0.9 million from increased realized gains.

◦Operating expenses in the Oklahoma segment increased $12.9 million primarily due to a $6.6 million increase in compressor rentals, a $4.8 million increase in ad valorem taxes, a $2.8 million increase in materials and supplies expense, a $1.9 million increase in labor and benefit costs, and a $0.9 million increase in insurance costs. These increases in operating expenses were principally due to an increase in operating activity from the Central Oklahoma Acquisition in December 2022. These increases were partially offset by a $3.4 million decrease in construction fees and services and a $1.3 million decrease in compressor overhauls.

◦Depreciation and amortization in the Oklahoma segment increased $15.9 million primarily due to a $12.5 million increase resulting from changes in estimated useful lives, a $4.6 million increase related to additional assets placed in service, and a $3.8 million increase related to the Central Oklahoma Acquisition in December 2022. These increases were partially offset by a $5.0 million decrease in depreciation related to the transfer of equipment to the Phantom processing facility.

•North Texas Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $300.5 million and $289.1 million, respectively, resulting in a decrease in adjusted gross margin in the North Texas segment of $11.4 million. Adjusted gross margin, excluding derivative activity, decreased $12.5 million, which was primarily due to lower market prices. Derivative activity associated with our North Texas segment increased adjusted gross margin by $1.1 million, which included $27.4 million from increased realized gains and $26.3 million from increased unrealized losses.

◦Operating expenses in the North Texas segment increased $9.7 million primarily due to a $2.2 million increase in construction fees and services, a $2.0 million increase in materials and supplies expense, a $1.2 million increase in labor and benefits costs, a $1.1 million increase in compressor overhauls, a $1.0 million increase in pipeline integrity compliance costs, a $1.0 million increase in compressor rentals, a $0.5 million increase in utilities expense, and a $0.5 million increase in insurance costs.

◦Depreciation and amortization in the North Texas segment decreased $5.3 million primarily due to a $16.6 million decrease resulting from assets reaching the end of their depreciable lives, which was partially offset by a $6.4 million increase in depreciation related to the Barnett Shale Acquisition in July 2022 and a $4.7 million decrease resulting from changes in estimated useful lives.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each increased $1,200.0 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment increased $0.2 million due to additional assets placed in service.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues and Cost of Sales, Exclusive of Operating Expenses and Depreciation and Amortization.

Our consolidated and segment revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, are from natural gas, NGL, crude oil, and condensate product sales and purchases, midstream services that we perform with respect to those commodities, and derivative activity. Fluctuations in our consolidated and segment revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, reflect in large part changes in commodity prices and volumes. Our adjusted gross margin is not directly affected by the commodity price environment because the commodities that we buy and sell are generally based on the same pricing indices. Both consolidated and segment product sales revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, will fluctuate with market prices; however, the adjusted gross margin related to those sales and purchases will not necessarily have a corresponding increase or decrease. Additionally, fluctuations in these measures from changes in commodity prices may be offset by gains or losses from derivative instruments that we use to manage our exposure to commodity price risk associated with such sales and purchases.

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $2,856.2 million and $2,382.9 million, respectively, for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to the following:

•Product sales revenues increased $2,570.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to:

◦A $1,047.3 million increase in natural gas sales primarily driven by higher natural gas prices,
◦An $850.2 million increase in NGL sales primarily driven by higher NGL prices, and
◦A $673.4 million increase in crude oil and condensate sales primarily driven by higher crude oil prices.

•Higher natural gas, NGL, and crude oil prices also had a corresponding impact to cost of sales, exclusive of operating expenses and depreciation and amortization, contributing to the $2,382.9 million increase for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•Revenues from midstream services increased $111.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to:

◦A $65.9 million increase in gathering and transportation revenues primarily driven by higher gathering and transportation volumes, and
◦A $47.8 million increase in processing revenues primarily driven by higher processing volumes.

•Derivative gains increased $173.4 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 due to $120.8 million of decreased realized losses and $52.6 million of increased unrealized gains.

Operating Expenses. Operating expenses increased $162.0 million primarily due to a $73.3 million increase in utilities expense primarily related to electricity credits earned in 2021 that did not recur in 2022, a $31.7 increase in construction fees and services, a $27.5 million increase in materials and supplies expense, a $12.7 million increase in labor and benefits costs, and an $11.3 million increase in compressor rentals. These increases in operating expenses were principally due to an increase in operating activity.

Depreciation and Amortization. Depreciation and amortization increased $31.9 million primarily due to additional assets placed into service.

General and Administrative Expenses. General and administrative expenses were $125.2 million for the year ended December 31, 2022 compared to $107.8 million for the year ended December 31, 2021, an increase of $17.4 million. The increase was primarily due to a $6.4 million increase in labor and benefits costs, a $6.0 million increase in unit-based compensation, and a $5.8 million increase in consulting fees and services. The increase was partially offset by a $2.7 million increase in gains related to a decrease in the estimated fair value of the contingent consideration associated with the Amarillo Rattler Acquisition.

Analysis of Operating Segments

We manage and report our operations primarily according to the geography and the nature of the activity. We have five reportable segments: Permian segment, Louisiana segment, Oklahoma segment, North Texas segment, and Corporate segment. We evaluate the performance of our operating segments based on segment profit and adjusted gross margin. The GAAP measure most directly comparable to segment profit and adjusted gross margin is gross margin. We believe that investors benefit from having access to the same financial measures that our management uses to evaluate segment results.

See below for our discussion of segment results for the year ended December 31, 2022 compared to the year ended December 31, 2021.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $1,558.7 million and $1,284.2 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $274.5 million, due to:

•A $259.7 million increase in adjusted gross margin associated with our Permian natural gas assets. Adjusted gross margin, excluding derivative activity, increased $174.2 million, which was primarily due to higher volumes from increased producer activity. Derivative activity associated with our Permian natural gas assets increased adjusted gross margin by $85.5 million, which included $69.0 million from decreased realized losses and $16.5 million from increased unrealized gains.
•A $14.8 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $16.4 million, which was primarily due to higher volumes from increased producer activity. Derivative activity associated with our Permian crude assets decreased adjusted gross margin by $1.6 million, which included $2.4 million from decreased realized gains and $0.8 million from decreased unrealized losses.

◦Operating expenses in the Permian segment increased $118.7 million. During the year ended December 31, 2021, our Permian operating expenses were reduced by $46.5 million due to electricity credits earned during Winter Storm Uri in February 2021 that were not available during the same period of 2022. Operating expenses also increased primarily due to a $22.5 million increase in construction fees and services, a $15.0 million increase in materials and supplies expense, a $12.4 million increase in utilities expense, a $10.6 million increase in compressor rentals, and a $3.8 million increase in labor and benefits costs. These increases in operating expenses were principally due to an increase in operating activity. Additionally, $1.5 million of sales and use tax refunds reduced operating expenses in the fourth quarter of 2021, which were not available in 2022.

◦Depreciation and amortization in the Permian segment increased $14.6 million primarily due to depreciation from additional assets placed in service, including a $3.4 million increase associated with the Amarillo Rattler Acquisition in April 2021 and a $7.0 million increase associated with the transfer of equipment related to the Phantom and Warhorse processing facilities.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $1,437.6 million and $1,371.2 million, respectively, resulting in an increase in adjusted gross margin in the Louisiana segment of $66.4 million, due to:

•A $31.3 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, decreased $8.1 million, which was primarily due to fluctuations in market prices. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased adjusted gross margin by $39.4 million, which included $38.0 million from increased realized gains and $1.4 million from increased unrealized gains.
•A $40.9 million increase in adjusted gross margin associated with our Louisiana natural gas assets. Adjusted gross margin, excluding derivative activity, increased $27.8 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Louisiana natural gas assets increased adjusted gross margin by $13.1 million, which included $6.4 million from decreased realized losses and $6.7 million from increased unrealized gains.
•A $5.8 million decrease in adjusted gross margin associated with our ORV crude assets. Adjusted gross margin, excluding derivative activity, decreased $5.5 million, which was primarily due to unfavorable price spreads. Derivative activity associated with our ORV crude assets decreased adjusted gross margin by $0.3 million, which included $0.8 million from decreased realized losses and $1.1 million from decreased unrealized gains.

◦Operating expenses in the Louisiana segment increased $17.0 million primarily due to a $10.4 million increase in utilities expense, a $2.6 million increase in construction fees and services, a $1.3 million increase in vehicle expenses, and a $1.0 million increase in materials and supplies expense. These increases in operating expenses were principally due to an increase in operating activity.

◦Depreciation and amortization in the Louisiana segment increased $15.5 million primarily due to changes in estimated useful lives of certain non-core assets.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $398.8 million and $327.8 million, respectively, resulting in an increase in adjusted gross margin in the Oklahoma segment of $71.0 million, due to:

•A $72.2 million increase in adjusted gross margin associated with our Oklahoma natural gas assets. Adjusted gross margin, excluding derivative activity, increased $54.4 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Oklahoma natural gas assets increased adjusted gross margin by $17.8 million, which included $9.7 million from decreased realized losses and $8.1 million from increased unrealized gains.
•A $1.2 million decrease in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, increased $1.5 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Oklahoma crude assets decreased adjusted gross margin by $2.7 million, which included $0.2 million from decreased realized gains and $2.5 million from decreased unrealized gains.

◦Operating expenses in the Oklahoma segment increased $10.9 million primarily due to a $4.4 million increase in materials and supplies expense, a $3.6 million increase in construction fees and services, and a $2.5 million increase in utilities expense. These increases in operating expenses were principally due to an increase in operating activity. Operating expenses also increased by $1.8 million due to the costs associated with the transfer of equipment to the Phantom processing facility.

◦Depreciation and amortization in the Oklahoma segment decreased $2.5 million primarily due to a $4.8 million decrease from the transfer of equipment related to the Phantom and Warhorse processing facilities. This decrease was partially offset by a $2.3 million increase in depreciation from additional assets placed in service.

•North Texas Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $161.3 million and $99.9 million, respectively, resulting in an increase in adjusted gross margin in the North Texas segment of $61.4 million. Adjusted gross margin, excluding derivative activity, increased $39.2 million, which was primarily due to the Barnett Shale Acquisition on July 1, 2022. Derivative activity associated with our North Texas segment increased adjusted gross margin by $22.2 million, which included $0.5 million from increased realized losses and $22.7 million from increased unrealized gains.

◦Operating expenses in the North Texas segment increased $15.4 million primarily due to a $6.4 million increase in materials and supplies expense, a $2.0 million increase in ad valorem taxes, a $1.8 million increase in construction fees and services, a $1.5 million increase in utilities expense, and a $1.4 million increase in labor and benefits costs. These increases in operating expenses were principally due to an increase in operating activity from the Barnett Shale Acquisition in July 2022. Additionally, $1.3 million of sales and use tax refunds reduced operating expenses in the fourth quarter of 2021, which were not available in 2022.

◦Depreciation and amortization in the North Texas segment increased $6.8 million primarily due to an $8.2 million increase in depreciation related to the Barnett Shale Acquisition in July 2022. This increase was partially offset by a $1.4 million decrease in depreciation from assets reaching the end of their depreciable lives.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each increased $700.2 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment decreased $2.5 million primarily due to assets reaching the end of their depreciable lives.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $1,222.7 million for the year ended December 31, 2023 compared to $1,049.3 million for the year ended December 31, 2022. Operating cash flows before working capital and changes in working capital for the comparative periods were as follows (in millions):

	Year Ended December 31,
	2023	2022
Operating cash flows before working capital	$1,138.5	$1,100.9
Changes in working capital	84.2	(51.6)

Operating cash flows before changes in working capital increased $37.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The primary contributor to the increase in operating cash flows before working capital is as follows:

•Gross margin, excluding depreciation and amortization, non-cash commodity derivative activity, utility credits redeemed or earned, and unit-based compensation, increased $60.2 million. The increase in gross margin is due to a $125.1 million increase in adjusted gross margin, excluding non-cash commodity derivative activity, which was partially offset by a $64.9 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation. For more information regarding the changes in gross margin for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Results of Operations.”

This increase was partially offset by a $27.7 million increase in interest expense, net of interest income, excluding amortization of debt issue costs and net discounts.

The changes in working capital for the year ended December 31, 2023 compared to the year ended December 31, 2022 were primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued purchases.

Historically, we have had net operating losses that eliminated substantially all of our taxable income, and thus, we have not historically paid significant amounts of income taxes. We anticipate generating income during 2024 that will be offset by net operating loss carryforwards, and as a result, we do not expect to incur material amounts of federal and state income tax liabilities. When we generate taxable income that exceeds our utilizable net operating loss carryforwards, federal and state income tax liabilities will increase cash taxes paid. Refer to “Item 8. Financial Statements and Supplementary Data—Note 8” for additional information.

Cash Flows from Investing Activities. Net cash used in investing activities was $440.5 million for the year ended December 31, 2023 compared to $773.0 million for the year ended December 31, 2022. Our primary investing activities consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
Additions to property and equipment (1)	$(445.7)	$(332.5)
Acquisitions, net of cash acquired (2)	—	(390.3)
Contributions to unconsolidated affiliate investments (3)	(68.1)	(65.9)
Proceeds from disposition of assets (4)	73.1	12.8
____________________________
(1)The increase in capital expenditures was due to expansion projects to accommodate increased volumes on our systems.
(2)Represents cash paid for the Barnett Shale Acquisition in July 2022 and the Central Oklahoma Acquisition in December 2022.
(3)Represents contributions to the Matterhorn JV and GCF. See “Item 8. Financial Statements and Supplementary Data—Note 11” for more information regarding the contributions to unconsolidated affiliate investments.
(4)Primarily relates to the divestitures of our ORV assets in our Louisiana segment in November 2023 and the sale of compressor units associated with our ORV assets in December 2022. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information on the divestitures of our ORV assets in our Louisiana segment in November 2023.

Cash Flows from Financing Activities. Net cash used in financing activities was $776.1 million for the year ended December 31, 2023 compared to $279.9 million for the year ended December 31, 2022. Our primary financing activities consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
Net borrowings (repayments) on the AR Facility (1)	$(200.0)	$150.0
Net borrowings (repayments) on the Revolving Credit Facility (1)	(255.0)	240.0
Net borrowings on ENLC’s senior unsecured notes (1)	297.0	700.0
Net repurchases of ENLK’s senior unsecured notes (1)	—	(727.8)
Payment of installment payable for Amarillo Rattler Acquisition (2)	—	(10.0)
Payment of inactive easement commitment (3)	—	(10.0)
Distributions to members	(236.2)	(221.4)
Distributions to Series B Preferred Unitholders (4)	(63.1)	(70.4)
Distributions to Series C Preferred Unitholders (4)	(35.7)	(23.4)
Distributions to joint venture partners (5)	(73.8)	(69.1)
Payment to redeem mandatorily redeemable non-controlling interest (6)	(10.5)	—
Redemption of Series B Preferred Units (4)	—	(50.5)
Repurchases of Series C Preferred Units (4)	(13.1)	(15.2)
Contributions from non-controlling interests (7)	69.5	32.9
Common unit repurchases (8)	(234.8)	(175.0)
Conversion of unit-based awards for common units, net of units withheld for taxes	(19.6)	(16.1)
____________________________
(1)See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the AR Facility, the Revolving Credit Facility, and the issuance of new senior unsecured notes by us and repurchases of ENLK’s senior unsecured notes.
(2)Consideration for the Amarillo Rattler Acquisition included an installment payable, which was paid on April 30, 2022.
(3)Amount related to an inactive easement commitment, which was paid in August 2022.
(4)See “Item 8. Financial Statements and Supplementary Data—Note 9” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units and information on the partial redemption of the Series B Preferred Units and the repurchases of the Series C Preferred Units.
(5)Represents distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV.
(6)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries. See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information regarding the redemption.
(7)Represents contributions from NGP to the Delaware Basin JV.
(8)See “Item 8. Financial Statements and Supplementary Data—Note 10” for more information regarding our common unit repurchase program.

Capital Requirements

As of December 31, 2023, the following table summarizes our expected capital requirements for 2024 (in millions):

Capital expenditures, net to ENLC (1)	$435
Operating expenses associated with the relocation of processing facilities, net to ENLC (2)	15
Contributions to unconsolidated affiliate investments (3)	10
Total	$460
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

Our primary capital projects for 2024 include the relocation of the Cowtown processing plant, CCS-related initiatives, contributions to unconsolidated affiliate investments, continued development of our existing systems through well connects, and other low-cost development projects. We expect to fund our 2024 capital requirements from operating cash flows.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of December 31, 2023 and 2022.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of December 31, 2023 is as follows (in millions):

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,309.2	$97.9	$421.6	$491.0	$—	$500.0	$2,798.7
AR Facility (1)	300.0	—	300.0	—	—	—	—
Revolving Credit Facility (1)(2)	—	—	—	—	—	—	—
Interest payable on fixed long-term debt obligations (1)	2,359.6	233.0	222.1	213.3	189.5	175.4	1,326.3
Acquisition contingent consideration (3)	6.7	0.3	1.2	4.9	0.3	—	—
Repurchase of ENLC common units held by GIP (4)	41.5	41.5	—	—	—	—	—
Operating lease obligations	123.8	31.8	24.4	15.2	9.1	8.7	34.6
Purchase obligations	9.9	9.9	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (5)	929.5	94.5	113.4	100.1	88.0	84.9	448.6
Total contractual obligations	$8,080.2	$508.9	$1,082.7	$824.5	$286.9	$769.0	$4,608.2
____________________________
(1)The interest payable related to the Revolving Credit Facility and the AR Facility is not reflected in the table because such amounts depend on the outstanding balances and interest rates of the Revolving Credit Facility and the AR Facility, which vary from time to time. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information regarding the Revolving Credit Facility and the AR Facility.
(2)As of December 31, 2023, there were no amounts outstanding under the Revolving Credit Facility.
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
(4)Relates to the repurchase of ENLC common units held by GIP on February 19, 2024. See “Item 8. Financial Statements and Supplementary Data—Note 10” for more information.
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

Our contractual cash obligations for 2024 are expected to be funded from cash flows generated from our operations.

Indebtedness

Revolving Credit Facility. As of December 31, 2023, there were no outstanding borrowings and $26.7 million in outstanding letters of credit under the Revolving Credit Facility.

AR Facility. As of December 31, 2023, the AR Facility had a borrowing base of $404.2 million and there were $300.0 million in outstanding borrowings under the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Senior Unsecured Notes. As of December 31, 2023, we had $4.3 billion in aggregate principal amount of outstanding senior unsecured notes maturing from 2024 to 2047, of which $97.9 million matures on April 1, 2024 and is classified as “Current maturities of long-term debt” on the consolidated balance sheet.

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

As of December 31, 2023, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

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

Contingencies

See “Item 8. Financial Statements and Supplementary Data—Note 15.”

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements that became effective during the year ended December 31, 2023 and have determined that none had a material impact to our consolidated financial statements.

Disclosure Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Annual Report constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “shall,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about future results and growth of our CCS business, expected financial and operational results associated with certain projects, acquisitions, or growth capital expenditures, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, cost savings or operational, environmental and climate change initiatives, our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our unitholders, (b) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (c) a default under GIP’s credit facility or a change in control of GIP could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (d) the dependence on key customers for a substantial portion of the natural gas and crude that we gather, process, and transport, (e) developments that materially and adversely affect our key customers or other customers, (f) adverse developments in the midstream business that may reduce our ability to make distributions, (g) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (h) decreases in the volumes that we gather, process, fractionate, or transport, (i) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (j) our ability to receive or renew required permits and other approvals, (k) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (l) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (m) changes in the availability and cost of capital, (n) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (o) our debt levels could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (p) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (q) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (r) impairments to goodwill, long-lived assets and equity method investments, (s) construction risks in our major development projects, (t) challenges we may face in connection with our strategy to build a CCS transportation business and to enter into other new lines of business related to the energy transition, including entry into the CCS business, (u) our ability to effectively integrate and manage assets we acquire through acquisitions, and (v) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Annual Report, the risk factors set forth in “Item 1A. Risk Factors” may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas, NGLs, condensate, and crude oil. In addition, we are also exposed to the risk of changes in interest rates on floating rate debt and equity.

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

Commodity Price Risk

Commodity prices were volatile during 2023. Crude oil prices decreased 11%, weighted average NGL prices decreased 21%, and natural gas prices decreased 44% from January 1, 2023 to December 31, 2023. The table below shows the range of closing prices for crude oil, NGL, and natural gas during 2023.

Commodity	Closing Price	Date
Crude oil (high) (1)	$93.68	September 27, 2023
Crude oil (low) (1)	$66.74	March 17, 2023
Crude oil (average) (1)(4)	$77.60	—
NGL (high) (2)	$0.69	January 19, 2023
NGL (low) (2)	$0.34	June 12, 2023
NGL (average) (2)(4)	$0.50	—
Natural gas (high) (3)	$4.17	January 4, 2023
Natural gas (low) (3)	$1.99	March 29, 2023
Natural gas (average) (3)(4)	$2.66	—
____________________________
(1)Crude oil closing prices based on the NYMEX futures daily close prices.
(2)Weighted average NGL closing prices based on the Oil Price Information Service Napoleonville daily average spot liquids prices.
(3)Natural gas closing prices based on Gas Daily Henry Hub closing prices.
(4)The average closing price was computed by taking the sum of the closing prices of each trading day divided by the number of trading days during the period presented.

Changes in commodity prices may indirectly impact our profitability by influencing drilling activity and well operations, and thus the volume of natural gas, NGLs, crude oil, and condensate connected to or near our assets and on our fees earned for transportation between certain market centers. Low prices for these products could reduce the demand for our services and volumes in our systems. The volatility in commodity prices may cause our adjusted gross margin and cash flows to vary widely from period to period. Our hedging strategies may not be sufficient to offset price volatility risk and, in any event, do not cover all of our throughput volumes.

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 90% of our adjusted gross margin for the year ended December 31, 2023 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the natural gas processing component of our business.

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

The following table sets forth information related to derivative instruments outstanding at December 31, 2023.

Period	Underlying	Notional Volume (Net Position)	Reference Price	Price Range	Net Fair Value Asset/(Liability) (In Millions)
January 2024 - February 2024	Ethane	(5.3) MMgals	OPIS Mt Belvieu	$0.19 - $0.26/Gal	$0.1
January 2024 - December 2024	Propane	(93.7) MMgals	OPIS Mt Belvieu	$0.61 - $0.85/Gal	0.6
January 2024 - September 2024	Normal Butane	(12.2) MMgals	OPIS Mt Belvieu	$0.71 - $0.91/Gal	(1.5)
January 2024	Natural Gasoline	(0.6) MMgals	NYMEX WTI Average	$1.57 - $1.75/Gal	—
January 2024 - December 2024	Natural Gasoline & Condensate	58.0 MMgals	OPIS Mt Belvieu and NYMEX WTI Average differential	($0.33) - ($0.24)/Gal	1.1
January 2024 - January 2028	Natural Gas	(12.3) Bbtu	NYMEX Henry Hub	$2.13- $6.19/MMbtu	11.9
January 2024 - December 2024	Natural Gas	(3.1) Bbtu	Waha basis differential	($1.13) - ($0.22)/MMbtu	(0.8)
January 2024	Natural Gas	0.3 Bbtu	Henry Hub Gas Daily	$2.59 - $2.64/MMbtu	—
January 2024	Natural Gas	0.6 Bbtu	NGPL TEXOK Gas Daily	$2.42 - $2.42/MMbtu	—
January 2024 - December 2024	Natural Gas	(8.9) Bbtu	NGPL TEXOK Basis differential	($0.27) - ($0.25)/MMbtu	—
February 2024 - December 2024	Crude and Condensate	(0.4) MMbbls	NYMEX WTI	$69.27 - $80.77/Bbl	1.1
February 2024 - December 2025	Crude and Condensate	(6.9) MMbbls	WTI-Houston and Midland basis differential	$0.70 - $0.90/Bbl	1.1
Total fair value of commodity derivatives					$13.6

Another price risk we face is the risk of mismatching volumes of natural gas bought or sold on a monthly price versus volumes bought or sold on a daily price. We enter each month with a balanced book of natural gas bought and sold on the same basis. However, it is normal to experience fluctuations in the volumes of natural gas bought or sold under either basis, which leaves us with short or long positions that must be covered. We use financial swaps to mitigate the exposure at the time it is created to maintain a balanced position.

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

As of December 31, 2023, our outstanding commodity derivative instruments had a net fair value asset of $13.6 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in natural gas, crude and condensate, and NGL prices would result in a change of approximately $18.8 million in the net fair value of these contracts as of December 31, 2023.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility and $300.0 million in outstanding borrowings under the AR Facility.

In January 2023, we entered into a $400.0 million interest rate swap to reduce the variability of cash outflows associated with our floating-rate, SOFR-based borrowings, including borrowings on the Revolving Credit Facility and the AR Facility. This swap has been designated as a cash flow hedge. See “Item 8. Financial Statements and Supplementary Data—Note 13” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $3.0 million for the AR Facility, based on our outstanding borrowings at December 31, 2023. This change in interest expense would be offset by a $4.0 million change in the opposite direction due to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2024, 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028, 2029, and 2030 as these are fixed-rate obligations. As of December 31, 2023, the estimated fair value of the senior unsecured notes was approximately $4,127.0 million, based on the market prices of ENLK’s and our publicly traded debt at December 31, 2023. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $232.7 million decrease in fair value of the senior unsecured notes at December 31, 2023. See “Item 8. Financial Statements and Supplementary Data—Note 7” for more information on our outstanding indebtedness.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnLink Midstream, LLC and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment triggering events

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property, plant, and equipment and intangible assets (collectively, long-lived assets) for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable (triggering events). Triggering events include significant changes in the use of the asset group, current and/or historical operating results that are significantly less than forecasted results, negative industry or economic trends including changes in commodity prices, significant adverse changes in legal or regulatory factors, or an expectation that it is more likely than not that an asset group will be sold before the end of its useful life. The carrying value of property, plant, and equipment and intangible assets as of December 31, 2023 was $6.41 billion and $0.79 billion, respectively.

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

Dallas, Texas
February 21, 2024

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$28.7	$22.6
Accounts receivable:
Trade receivables (1)	85.9	89.2
Accrued revenue and other	581.4	636.0
Fair value of derivative assets	76.9	68.4
Other current assets	65.4	166.6
Total current assets	838.3	982.8
Property and equipment, net of accumulated depreciation of $5,137.2 and $4,774.5, respectively	6,407.0	6,556.0
Intangible assets, net of accumulated amortization of $1,051.2 and $923.6, respectively	793.6	921.2
Investment in unconsolidated affiliates	150.5	90.2
Fair value of derivative assets	27.0	2.9
Other assets, net	112.2	97.9
Total assets	$8,328.6	$8,651.0
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$126.5	$126.9
Accrued natural gas, NGLs, condensate, and crude oil purchases	428.0	476.0
Fair value of derivative liabilities	62.7	42.9
Current maturities of long-term debt	97.9	—
Other current liabilities	278.5	229.6
Total current liabilities	993.6	875.4
Long-term debt, net of unamortized issuance cost	4,471.0	4,723.5
Other long-term liabilities	98.0	94.0
Deferred tax liability, net	104.2	42.7
Fair value of derivative liabilities	26.7	2.7

Members’ equity:
Members’ equity (451,614,086 and 468,980,630 units issued and outstanding, respectively)	1,000.5	1,306.4
Accumulated other comprehensive income	0.7	—
Non-controlling interest	1,633.9	1,606.3
Total members’ equity	2,635.1	2,912.7
Commitments and contingencies (Note 15)
Total liabilities and members’ equity	$8,328.6	$8,651.0
____________________________
(1)There was no allowance for bad debt at December 31, 2023. Includes allowance for bad debt of $0.1 million at December 31, 2022.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Product sales	$5,755.6	$8,564.9	$5,994.0
Midstream services	1,123.8	962.9	851.0
Gain (loss) on derivative activity	20.7	14.3	(159.1)
Total revenues	6,900.1	9,542.1	6,685.9
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization	4,856.1	7,572.8	5,189.9
Operating expenses	558.2	524.9	362.9
Depreciation and amortization	657.1	639.4	607.5
Impairments	20.7	—	0.8
(Gain) loss on disposition of assets	(0.3)	18.0	(1.5)
General and administrative	115.5	125.2	107.8
Total operating costs and expenses	6,207.3	8,880.3	6,267.4
Operating income	692.8	661.8	418.5
Other income (expense):
Interest expense, net of interest income	(271.7)	(245.0)	(238.7)
Loss on extinguishment of debt	—	(6.2)	—
Loss from unconsolidated affiliate investments	(8.2)	(5.6)	(11.5)
Other income (expense)	(0.1)	0.8	—
Total other expense	(280.0)	(256.0)	(250.2)
Income before non-controlling interest and income taxes	412.8	405.8	168.3
Income tax benefit (expense)	(62.8)	94.9	(25.4)
Net income	350.0	500.7	142.9
Net income attributable to non-controlling interest	143.8	139.4	120.5
Net income attributable to ENLC	$206.2	$361.3	$22.4
Net income attributable to ENLC per unit:
Basic common unit	$0.45	$0.76	$0.05
Diluted common unit	$0.44	$0.74	$0.05

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$350.0	$500.7	$142.9
Unrealized gain on designated cash flow hedge (1)	0.7	1.4	13.9
Comprehensive income	350.7	502.1	156.8
Comprehensive income attributable to non-controlling interest	143.8	139.4	120.5
Comprehensive income attributable to ENLC	$206.9	$362.7	$36.3
____________________________
(1)Includes tax expense of $0.2 million, $0.5 million, and $4.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total	Redeemable Non-controlling interest (Temporary Equity)
	$	Units	$	$	$	$
Balance, December 31, 2020	$1,508.8	489.4	$(15.3)	$1,719.5	$3,213.0	$—
Conversion of unit-based awards for common units, net of units withheld for taxes	(2.0)	1.0	—	—	(2.0)	—
Unit-based compensation	23.6	—	—	—	23.6	—
Contributions from non-controlling interests	—	—	—	3.2	3.2	—
Distributions	(186.8)	—	—	(130.6)	(317.4)	(0.2)
Unrealized gain on designated cash flow hedge (1)	—	—	13.9	—	13.9	—
Fair value adjustment related to redeemable non-controlling interest	(0.1)	—	—	—	(0.1)	0.2
Redemption of Series B Preferred Units	—	—	—	(50.0)	(50.0)	—
Common units repurchased	(40.1)	(6.1)	—	—	(40.1)	—
Net income	22.4	—	—	120.5	142.9	—
Balance, December 31, 2021	1,325.8	484.3	(1.4)	1,662.6	2,987.0	—
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.1)	3.1	—	—	(16.1)	—
Unit-based compensation	31.8	—	—	—	31.8	—
Contributions from non-controlling interests	—	—	—	32.9	32.9	—
Distributions	(221.4)	—	—	(162.9)	(384.3)	—
Unrealized gain on designated cash flow hedge (2)	—	—	1.4	—	1.4	—
Redemption of Series B Preferred Units	—	—	—	(50.5)	(50.5)	—
Repurchase of Series C Preferred Units	—	—	—	(15.2)	(15.2)	—
Common units repurchased	(175.0)	(18.4)	—	—	(175.0)	—
Net income	361.3	—	—	139.4	500.7	—
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7	$—
____________________________
(1)Includes tax expense of $4.3 million.
(2)Includes tax expense of $0.5 million.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7
Conversion of unit-based awards for common units, net of units withheld for taxes	(19.6)	3.0	—	—	(19.6)
Unit-based compensation	19.2	—	—	—	19.2
Contributions from non-controlling interests	—	—	—	69.5	69.5
Distributions	(236.2)	—	—	(172.6)	(408.8)
Unrealized gain on designated cash flow hedge (1)	—	—	0.7	—	0.7
Adjustment related to the redemption of the mandatorily redeemable non-controlling interest (2)	0.8	—	—	—	0.8
Repurchase of Series C Preferred Units	—	—	—	(13.1)	(13.1)
Common units repurchased	(234.8)	(20.4)	—	—	(234.8)
Accrued common unit repurchase (3)	(41.5)	—	—	—	(41.5)
Net income	206.2	—	—	143.8	350.0
Balance, December 31, 2023	$1,000.5	451.6	$0.7	$1,633.9	$2,635.1
____________________________
(1)Includes tax expense of $0.2 million.
(2)Relates to book-to-tax differences recorded upon the settlement of the mandatorily redeemable non-controlling interest.
(3)Relates to the repurchase of ENLC common units held by GIP, which are contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. As of December 31, 2023, we accrued $41.5 million in connection with the repurchase of ENLC common units held by GIP. For additional information, see “Note 10—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$350.0	$500.7	$142.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657.1	639.4	607.5
(Gain) loss on disposition of assets	(0.3)	18.0	(1.5)
Non-cash unit-based compensation	19.2	30.4	25.3
Utility credits redeemed (earned)	1.5	31.1	(32.6)
Non-cash (gain) loss on derivatives recognized in net income	12.1	(38.3)	10.3
Loss on extinguishment of debt	—	6.2	—
Amortization of debt issuance costs and net discount of senior unsecured notes	6.4	5.5	5.2
Amortization of designated cash flow hedge	—	1.9	12.5
Deferred income tax expense (benefit)	62.1	(95.3)	24.6
Loss from unconsolidated affiliate investments	8.2	5.6	11.5
Impairments	20.7	—	0.8
Other operating activities	1.5	(4.3)	(4.0)
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, accrued revenue, and other	58.2	102.4	(259.9)
Product inventory, prepaid expenses, and other	97.0	(115.0)	(13.6)
Accounts payable, accrued product purchases, and other accrued liabilities	(71.0)	(39.0)	328.3
Net cash provided by operating activities	1,222.7	1,049.3	857.3
Cash flows from investing activities:
Additions to property and equipment	(445.7)	(332.5)	(184.0)
Acquisitions, net of cash acquired	—	(390.3)	(56.7)
Proceeds from disposition of assets	73.1	12.8	4.8
Contributions to unconsolidated affiliate investments	(68.1)	(65.9)	—
Other investing activities	0.2	2.9	4.5
Net cash used in investing activities	(440.5)	(773.0)	(231.4)
Cash flows from financing activities:
Proceeds from borrowings	2,843.4	4,911.5	1,234.5
Repayments on borrowings	(3,001.4)	(4,549.3)	(1,469.5)
Payment of installment payable for the Amarillo Rattler Acquisition	—	(10.0)	—
Payment of inactive easement commitment	—	(10.0)	—
Distributions to members	(236.2)	(221.4)	(186.8)
Distributions to non-controlling interests	(172.6)	(162.9)	(130.8)
Payment to redeem mandatorily redeemable non-controlling interest	(10.5)	—	—
Redemption of Series B Preferred Units	—	(50.5)	(50.0)
Repurchases of Series C Preferred Units	(13.1)	(15.2)	—
Contributions from non-controlling interests	69.5	32.9	3.2
Common unit repurchases	(234.8)	(175.0)	(40.1)
Conversion of unit-based awards for common units, net of units withheld for taxes	(19.6)	(16.1)	(2.0)
Other financing activities	(0.8)	(13.9)	2.2
Net cash used in financing activities	(776.1)	(279.9)	(639.3)
Net increase (decrease) in cash and cash equivalents	6.1	(3.6)	(13.4)
Cash and cash equivalents, beginning of period	22.6	26.2	39.6
Cash and cash equivalents, end of period	$28.7	$22.6	$26.2

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Organization and Nature of Business

(a) Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” As of December 31, 2023, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 46.2% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all the equity interests in the Managing Member. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

(b) Nature of Business

We primarily focus on providing midstream energy services, including:

•gathering, compressing, treating, processing, transporting, storing, and selling natural gas;
•fractionating, transporting, storing, and selling NGLs; and
•gathering, transporting, storing, trans-loading, and selling crude oil and condensate.

As of December 31, 2023, our midstream energy asset network includes approximately 13,600 miles of pipelines, 25 natural gas processing plants with approximately 5.8 Bcf/d of processing capacity, seven fractionators with approximately 316,300 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

Our natural gas gathering business includes connecting the wells of producers in our market areas to our gathering systems. Our gathering systems consist of networks of pipelines that collect natural gas from points at or near producing wells and transport it to our processing plants or to larger diameter pipelines for further transmission. Our processing plants remove NGLs from the natural gas stream that is transported to the processing plants by our own gathering systems or by third-party pipelines. In conjunction with our gathering and processing business, we may purchase natural gas and NGLs from producers and other supply sources and sell that natural gas or NGLs to utilities, industrial consumers, marketers, and pipelines. We also store natural gas and NGLs on behalf of third parties for a fee or to balance our own purchases and sales in marketing natural gas and NGLs for our customers.

Our large diameter natural gas transmission pipelines provide access to multiple domestic production basins to a variety of customers, such as industrial end-users, LNG facilities, and utilities. Our large diameter natural gas transmission pipelines are connected to our gathering systems or third party gathering systems, natural gas transmission pipeline systems, and natural gas storage caverns.

Our fractionators separate NGLs into separate purity products, including ethane, propane, iso-butane, normal butane, and natural gasoline. Our fractionators receive NGLs primarily through our transmission lines that transport NGLs from East Texas and from our South Louisiana processing plants. Our fractionators also have the capability to receive NGLs by truck or rail terminals. We also have agreements pursuant to which we transport NGLs from our West Texas and Central Oklahoma operations on third party pipelines to our NGL transmission lines that then transport the NGLs to our fractionators. In addition, we have NGL storage capacity to provide storage for customers.

Our crude oil and condensate business includes the gathering and transmission of crude oil and condensate via pipelines, in addition to condensate stabilization. We also purchase crude oil and condensate from producers and other supply sources and sell that crude oil and condensate through our terminal facilities to various markets.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

We also evaluate our commodity marketing contracts, under which we purchase and sell commodities in connection with our natural gas, NGL, and crude and condensate midstream services, pursuant to ASC 606, including the principal/agent provisions. For contracts in which we possess control of the commodity and act as principal in the purchase and sale of commodities, we record product sales revenue at the price at which the commodities are sold, with a corresponding cost of sales

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
equal to the cost of the commodities when purchased. For contracts in which we do not possess control of the commodity and are acting as agent, our consolidated statements of operations only reflect midstream services revenues that we earn based on the fees contained in the applicable contract.

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

Contractually Committed Fees	Commitments
2024	$145.0
2025	126.2
2026	126.6
2027	105.9
2028	97.1
Thereafter	1,032.9
Total	$1,633.7

(d)Imbalance Accounting

Quantities of natural gas, NGLs, or crude and condensate over-delivered or under-delivered related to imbalance agreements are recorded monthly as receivables or payables using weighted average prices at the time of the imbalance. These imbalances are typically settled with deliveries of natural gas, NGLs, or crude and condensate. We had imbalance payables of $6.3 million and $17.3 million at December 31, 2023 and 2022, respectively, which approximate the fair value of these imbalances. We had imbalance receivables of $8.0 million and $20.2 million at December 31, 2023 and 2022, respectively, which are carried at the lower of cost or market value. Imbalance receivables and imbalance payables are included in the line

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
items “Accrued revenue and other” and “Accrued natural gas, NGLs, condensate, and crude oil purchases,” respectively, on the consolidated balance sheets.

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

The components of property and equipment, net of accumulated depreciation are as follows (in millions):

	Year Ended December 31,
	2023	2022
Transmission assets	$1,459.5	$1,452.0
Gathering systems	5,472.4	5,370.0
Natural gas processing plants and fractionation facilities	4,279.1	4,237.8
Other property and equipment	90.1	165.0
Construction in process	243.1	105.7
Property and equipment	11,544.2	11,330.5
Accumulated depreciation	(5,137.2)	(4,774.5)
Property and equipment, net of accumulated depreciation	$6,407.0	$6,556.0

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Depreciation Expense. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset, as follows:

Useful Lives
Transmission assets	20 - 25 years
Gathering systems	20 - 25 years
Natural gas processing plants and fractionation facilities	20 - 25 years
Other property and equipment	3 - 25 years

Gain or Loss on Disposition. Upon the disposition or retirement of property and equipment, any gain or loss is recognized in operating income in the consolidated statements of operations. For the years ended December 31, 2023, 2022, and 2021, dispositions primarily related to the sale of certain non-core assets. The (gain) loss on disposition of assets is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Net book value of assets disposed	$72.9	$30.8	$3.3
Proceeds from sales	(73.1)	(12.8)	(4.8)
Insurance recoveries	(0.1)	—	—
(Gain) loss on disposition of assets	$(0.3)	$18.0	$(1.5)

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

We recognized impairment expense related to property and equipment as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Property and equipment impairment (1)	$20.7	$—	$0.6
____________________________
(1)During the third quarter of 2023, we identified changes in our outlook for future cash flows and the anticipated use of certain ORV crude assets in our Louisiana segment. We determined that the carrying amounts of these assets exceeded their fair values, based on market inputs and certain assumptions.

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

Our non-controlling interests for the years ended December 31, 2023, 2022, and 2021 are comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50.0% share of the Ascension JV.

Certain of our joint venture arrangements provide our joint venture partners with the right, under certain circumstances, to cause us to purchase their interest in the joint venture or to seek to sell the entire joint venture. For example, at any time after

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
June 30, 2025, NGP has the right to cause the Delaware Basin JV to sell all of the outstanding interests or assets of the Delaware Basin JV for the best available price; provided that, if NGP exercises this right, we are permitted to purchase NGP’s interest at a certain call price.

(l)Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which range from ten to twenty years. In accordance with ASC 350, Intangibles—Goodwill and Other, we evaluate intangibles for potential impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. For additional information regarding our intangible assets, including our assessment of intangible assets for impairment, see “Note 4—Intangible Assets.”

(m)Asset Retirement Obligations

We recognize liabilities for retirement obligations associated with our assets. Such liabilities are recognized when there is a legal obligation associated with the retirement of the assets and the amount can be reasonably estimated. The initial measurement of an asset retirement obligation is recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the associated property and equipment. If the fair value of a recorded asset retirement obligation changes, a revision is recorded to both the asset retirement obligation and the asset retirement cost. Our retirement obligations include estimated environmental remediation costs that arise from normal operations and are associated with the retirement of the long-lived assets. The asset retirement cost is depreciated using the straight-line depreciation method similar to that used for the associated property and equipment.

(n)Leases

We account for leases under ASC 842 whereby we recognized leases on our consolidated balance sheet by recording a right-of-use asset and lease liability.

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

(o)Derivatives

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
We periodically enter into interest rate swaps to hedge variability in interest rates and effectively lock in the benchmark interest rate at the inception of the swap. The change in fair value of interest rate swaps is recorded net as a gain or loss on designated cash flow hedges on the consolidated statements of comprehensive income. Monthly, upon settlement, we reclassify the gain or loss associated with the interest rate swap into interest expense from accumulated other comprehensive income (loss).

For additional information, see “Note 13—Derivatives.”

(p)Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade accounts receivable and commodity financial instruments. Management believes the risk is limited, other than our exposure to key customers discussed below, since our customers represent a broad and diverse group of energy marketers and end-users.

The following customers individually represented greater than 10% of our consolidated revenues for the years ended December 31, 2023, 2022, or 2021. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Year Ended December 31,
	2023	2022	2021
Dow Hydrocarbons and Resources LLC	10.4%	14.2%	14.5%
Marathon Petroleum Corporation	19.3%	14.7%	13.4%

We continually monitor and review the credit exposure of our counterparties based on various credit quality indicators and metrics. We obtain letters of credit or other appropriate security when considered necessary to limit the risk of loss. We record reserves for uncollectible accounts on a specific identification basis since there is not a large volume of late paying customers and we do not expect to experience significant levels of default on our trade accounts receivable. As of December 31, 2023, we had no reserve for uncollectible receivables. For the year ended December 31, 2022, we had a $0.1 million reserve for uncollectible receivables.

(q)Environmental Costs

Environmental expenditures are expensed or capitalized depending on the nature of the expenditures and the future economic benefit. Expenditures that relate to an existing condition caused by past operations that do not contribute to current or future revenue generation are expensed. Liabilities for these expenditures are recorded on an undiscounted basis (or a discounted basis when the obligation can be settled at fixed and determinable amounts) when environmental assessments or clean-ups are probable and the costs can be reasonably estimated. Environmental expenditures were not material for the years ended December 31, 2023, 2022, and 2021.

(r)Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with a loss contingency are expensed as incurred. For additional information, see “Note 15—Commitments and Contingencies.”

(s)Debt Issuance Costs

Costs incurred in connection with the issuance of long-term debt are deferred and amortized into interest expense using the straight-line method over the term of the related debt. Gains or losses on debt repurchases, redemptions, and debt extinguishments include any associated unamortized debt issue costs. Unamortized debt issuance costs totaling $32.1 million and $34.9 million as of December 31, 2023 and 2022, respectively, are included in “Long-term debt” on the consolidated balance sheets as a direct reduction from the carrying amount of the debt.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(t)Redeemable Non-Controlling Interest

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

(3) Acquisitions and Divestitures

Amarillo Rattler Acquisition

On April 30, 2021, we completed the acquisition of Amarillo Rattler, LLC, the owner of a gathering and processing system located in the Midland Basin. In connection with the purchase, we entered into an amended and restated natural gas gathering and processing agreement with Diamondback E&P LLC, strengthening our dedicated acreage position with that entity. We acquired the system with an upfront payment of $50.0 million, which was paid with cash-on-hand, with an additional $10.0 million that was paid on April 30, 2022, and contingent consideration capped at $15.0 million and payable between 2024 and 2026 based on Diamondback E&P LLC’s drilling activity above historical levels.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Barnett Shale Acquisition

On July 1, 2022, we completed the Barnett Shale Acquisition for a cash purchase price of $275.0 million plus working capital of $14.5 million. These assets include approximately 400 miles of lean and rich natural gas gathering pipeline and three processing plants with 425 MMcf/d of total processing capacity. We completed this acquisition to increase the scale of our North Texas assets and realize efficiencies by redeploying redundant assets to our other segments, including the Permian segment in the near-term and the CCS business in the future.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Central Oklahoma Acquisition

On December 19, 2022, we completed the Central Oklahoma Acquisition for a cash purchase price of $95.8 million plus working capital of $5.1 million and an earnout valued at $1.3 million as of December 31, 2022, which was calculated in accordance with ASC 820. The earnout is payable between 2024 and 2027 based on fee revenue earned on certain contractually specified volumes for the annual periods beginning January 1, 2023 through December 31, 2026. The acquired assets include approximately 900 miles of lean and rich natural gas gathering pipeline and two processing plants with 280 MMcf/d of total processing capacity. We completed this acquisition to increase the scale and efficiency of our Central Oklahoma assets.

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

We incurred $0.3 million and $0.5 million of transaction costs related to the Central Oklahoma Acquisition for the years ended December 31, 2023 and December 31, 2022, respectively. These costs are included in general and administrative costs in the accompanying consolidated statements of operations.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Contingent Consideration. The following table represents our change in carrying value of the Amarillo Rattler Acquisition and Central Oklahoma Acquisition contingent consideration liabilities for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Amarillo Rattler Acquisition contingent consideration
Contingent consideration liability, beginning of period	$4.2	$6.9	$—
Contingent consideration liability recorded upon acquisition (1)	—	—	6.9
Change in fair value	0.6	(2.7)	—
Contingent consideration liability, end of period	$4.8	$4.2	$6.9

Central Oklahoma Acquisition contingent consideration
Contingent consideration liability, beginning of period	$1.3	$—	$—
Contingent consideration liability recorded upon acquisition (2)	—	1.3	—
Change in fair value	0.6	—	—
Contingent consideration liability, end of period	$1.9	$1.3	$—

Total contingent consideration
Contingent consideration liability, beginning of period	$5.5	$6.9	$—
Contingent consideration liability recorded upon acquisition (1)(2)	—	1.3	6.9
Change in fair value	1.2	(2.7)	—
Contingent consideration liability, end of period	$6.7	$5.5	$6.9
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

ORV Divestitures

On November 1, 2023, we sold certain ORV crude assets in our Louisiana segment to a subsidiary of Ergon, Inc. in exchange for cash consideration of approximately $59.2 million, subject to post-closing purchase price adjustments, and a contingent payment of an additional $0.5 million subject to the buyer’s pursuit of certain commercial opportunities within three years after the acquisition date.

On November 3, 2023, we sold our remaining ORV assets in our Louisiana segment to Blue Racer Midstream, LLC in exchange for cash consideration of approximately $9.8 million, subject to post-closing purchase price adjustments.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(4) Intangible Assets

Intangible assets associated with customer relationships are amortized on a straight-line basis over the expected period of benefits of the customer relationships, which ranged from 10 to 20 years at the time the intangible assets were originally recorded. The weighted average amortization period for intangible assets is 14.9 years.

The following table represents our change in carrying value of intangible assets for the periods stated (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Year Ended December 31, 2023
Customer relationships, beginning of period	$1,844.8	$(923.6)	$921.2
Amortization expense	—	(127.6)	(127.6)
Customer relationships, end of period	$1,844.8	$(1,051.2)	$793.6

Year Ended December 31, 2022
Customer relationships, beginning of period	$1,844.8	$(795.1)	$1,049.7
Amortization expense	—	(128.5)	(128.5)
Customer relationships, end of period	$1,844.8	$(923.6)	$921.2

Year Ended December 31, 2021
Customer relationships, beginning of period	$1,794.2	$(668.8)	$1,125.4
Customer relationships obtained from acquisition of business	50.6	—	50.6
Amortization expense	—	(126.3)	(126.3)
Customer relationships, end of period	$1,844.8	$(795.1)	$1,049.7

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2024	$127.6
2025	110.2
2026	106.3
2027	106.3
2028	106.3
Thereafter	236.9
Total	$793.6

(5) Related Party Transactions

(a)Transactions with the Cedar Cove JV

We process natural gas and purchase the related residue gas and NGLs from the Cedar Cove JV. We recorded the following amounts (in millions) on our consolidated balance sheets related to our transactions with the Cedar Cove JV:

	December 31, 2023	December 31, 2022
Accrued natural gas, NGLs, condensate, and crude oil purchases	$0.3	$2.5

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
We recorded the following amounts (in millions) on our consolidated statements of operations related to our transactions with the Cedar Cove JV:

	Year Ended December 31,
	2023	2022	2021
Midstream services revenue	$2.5	$2.2	$—
Cost of sales	(7.5)	(28.2)	(17.9)

(b)Transactions with GIP

In March 2022, our data center provider since 2009, CyrusOne Inc. (“CyrusOne”), was purchased by an entity that is owned collectively by funds affiliated with GIP and Kohlberg Kravis Roberts & Co. L.P. We paid CyrusOne $0.2 million in fees for data center services for each of the years ended December 31, 2023 and 2022.

GIP Repurchase Agreement

On February 15, 2022, we entered into an agreement with GIP pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The number of ENLC common units held by GIP that we repurchase in any quarter is calculated such that GIP’s then-existing economic ownership percentage of our outstanding common units is maintained after our repurchases of common units from public unitholders are taken into account, and the per unit price we pay to GIP is the average per unit price paid by us for the common units repurchased from public unitholders, less broker commissions, which are not paid with respect to the GIP units. The repurchase agreement terminated as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we entered into a renewed repurchase agreement with GIP for 2023 (the “Second Repurchase Agreement”) on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. The Second Repurchase Agreement terminated on December 31, 2023. On January 16, 2024, we entered into a new repurchase agreement with GIP with terms substantially similar to the Second Repurchase Agreement. The current repurchase agreement will renew for successive one-year terms (each, a “Renewal Year”) on January 1 of each Renewal Year, with the first Renewal Year beginning on January 1, 2025, unless either the Company or the GIP Entities elects to terminate the Repurchase Agreement prior to the start of any Renewal Year, during a two-week period in December preceding the applicable Renewal Year. See “Note 10—Members’ Equity” for additional information on the activity related to the GIP repurchase agreement.

Management believes the foregoing transactions with related parties were executed on terms that are fair and reasonable. The amounts related to related party transactions are specified in the accompanying consolidated financial statements.

(6) Leases

The majority of our leases are for the following types of assets:

•Office space. Our primary offices are in Dallas, Houston, and Midland, with smaller offices in other locations near our assets. Our office leases are long-term in nature and represented $40.4 million of our lease liability and $20.7 million of our right-of-use asset as of December 31, 2023. Our office leases represented $46.2 million of our lease liability and $24.2 million of our right-of-use asset as of December 31, 2022. These office leases typically include variable lease costs related to utility expenses, which are determined based on our pro-rata share of the building expenses each month and expensed as incurred.

•Compression and other field equipment. We pay third parties to provide compressors or other field equipment for our assets. Under these agreements, a third party installs and operates compressor units based on specifications set by us to meet our compression needs at specific locations. While the third party determines which compressors to install and operates and maintains the units, we have the right to control the use of the compressors and are the sole economic beneficiary of the identified assets. These agreements are typically for an initial term of one to three years but will automatically renew month to month until canceled by us or the lessor. Compression and other field equipment rentals represented $41.7 million of our lease liability and $42.5 million of our right-of-use asset as of December 31, 2023. Compression and other field equipment rentals represented $30.6 million of our lease liability and $33.0 million of our

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
right-of-use asset as of December 31, 2022. Under certain agreements, we may incur variable lease costs related to incidental services provided by the equipment lessor, which are expensed as incurred.

•Land and land easements. We make periodic payments to lease land or to have access to our assets. Land leases and easements are typically long-term to match the expected useful life of the corresponding asset and represented $15.7 million of our lease liability and $12.4 million of our right-of-use asset as of December 31, 2023. Land and land easement leases represented $15.6 million of our lease liability and $12.3 million of our right-of-use asset as of December 31, 2022.

Lease balances are recorded on the consolidated balance sheets as follows (in millions):

Operating leases:	December 31, 2023	December 31, 2022
Other assets, net	$75.6	$69.5
Other current liabilities	$28.2	$26.2
Other long-term liabilities	$69.6	$66.2

Other lease information
Weighted-average remaining lease term—Operating leases	7.7 years	8.7 years
Weighted-average discount rate—Operating leases	5.3%	4.7%

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

Lease expense is recognized on the consolidated statements of operations as “Operating expenses” and “General and administrative” depending on the nature of the leased asset. Impairments of right-of-use assets are recognized in “Impairments” on the consolidated statements of operations. Sublease income is recognized as a reduction in “General and administrative,” “Operating expenses,” or as “Other income” depending on the nature of the subleased asset. The components of total lease expense are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease expense:
Long-term operating lease expense	$34.6	$28.2	$21.7
Short-term lease expense	41.3	34.3	17.5
Variable lease expense	18.6	18.8	15.6
Impairments	—	—	0.2
Total lease expense, before sublease income	94.5	81.3	55.0
Sublease income	(1.8)	(1.1)	—
Total lease expense, net of sublease income	$92.7	$80.2	$55.0

Lease Maturities

The following table summarizes the maturity of our lease liability as of December 31, 2023 (in millions):

	Total	2024	2025	2026	2027	2028	Thereafter
Undiscounted operating lease liability	$123.8	$31.8	$24.4	$15.2	$9.1	$8.7	$34.6
Reduction due to present value	(26.0)	(4.3)	(3.2)	(2.3)	(1.8)	(1.4)	(13.0)
Operating lease liability	$97.8	$27.5	$21.2	$12.9	$7.3	$7.3	$21.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(7) Long-Term Debt

As of December 31, 2023 and 2022, long-term debt consisted of the following (in millions):

	December 31, 2023			December 31, 2022
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
AR Facility due 2025 (1)	300.0	—	300.0	500.0	—	500.0
Revolving Credit Facility due 2027 (2)	—	—	—	255.0	—	255.0
ENLK’s 4.40% Senior unsecured notes due 2024	97.9	—	97.9	97.9	—	97.9
ENLK’s 4.15% Senior unsecured notes due 2025	421.6	—	421.6	421.6	(0.1)	421.5
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.2)	490.8	491.0	(0.2)	490.8
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLC’s 6.50% Senior unsecured notes due 2030	1,000.0	(2.7)	997.3	700.0	—	700.0
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(5.0)	445.0	450.0	(5.2)	444.8
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,609.2	$(8.2)	4,601.0	$4,764.2	$(5.8)	4,758.4
Debt issuance cost (3)			(32.1)			(34.9)
Less: Current maturities of long-term debt (4)			(97.9)			—
Long-term debt, net of unamortized issuance cost			$4,471.0			$4,723.5
____________________________
(1)The effective interest rate was 6.4% and 5.3% at December 31, 2023 and 2022, respectively.
(2)The effective interest rate was 6.5% at December 31, 2022.
(3)Net of accumulated amortization of $20.0 million and $15.1 million at December 31, 2023 and 2022, respectively.
(4)The outstanding balance, net of debt issuance costs, of ENLK’s 4.40% senior unsecured notes as of December 31, 2023 are classified as “Current maturities of long-term debt” on the consolidated balance sheet as these notes mature on April 1, 2024.

Maturities

Maturities for the long-term debt as of December 31, 2023 are as follows (in millions):

2024	$97.9
2025	721.6
2026	491.0
2027	—
2028	500.0
Thereafter	2,798.7
Subtotal	4,609.2
Less: net discount	(8.2)
Less: debt issuance cost	(32.1)
Less: current maturities of long-term debt	(97.9)
Long-term debt, net of unamortized issuance cost	$4,471.0

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

Borrowings under the Revolving Credit Facility bear interest at ENLC’s option at Term SOFR plus a Term SOFR spread adjustment of 0.10% per annum (“Adjusted Term SOFR”) and an applicable margin (ranging from 1.125% to 2.00%) or the Base Rate (the highest of the federal funds rate plus 0.50%, one-month Adjusted Term SOFR plus 1.0% or the administrative agent’s prime rate) plus an applicable margin (ranging from 0.125% to 1.00%). The applicable margins vary depending on ENLC’s debt rating. Upon breach by ENLC of certain covenants governing the Revolving Credit Facility, or a change in control (as defined in the Revolving Credit Facility) amounts outstanding under the Revolving Credit Facility, if any, may become due and payable immediately.

ENLK is a guarantor under the Revolving Credit Facility. In the event that ENLC’s obligations under the Revolving Credit Facility are accelerated due to a default, ENLK will be liable for the entire outstanding balance and 105% of the outstanding letters of credit under the Revolving Credit Facility. There were no outstanding borrowings under the Revolving Credit Facility and $26.7 million in outstanding letters of credit as of December 31, 2023.

At December 31, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the Revolving Credit Facility for at least the next twelve months.

AR Facility

On October 21, 2020, the SPV entered into the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

In 2021 and 2022, the SPV entered into several amendments to the AR Facility to, among other things: (i) increase the commitments thereunder to $500.0 million (ii) extend the scheduled termination date to August 1, 2025, unless extended or earlier terminated in accordance with its terms, and (iii) reduce the effective draw down fee to 0.90%.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Since our investment in the SPV is not sufficient to finance its activities without additional support from us, the SPV is a variable interest entity. We are the primary beneficiary of the SPV because we have the power to direct the activities that most significantly affect its economic performance and we are obligated to absorb its losses or receive its benefits from operations. Since we are the primary beneficiary of the SPV, we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $629.3 million as of December 31, 2023. As of December 31, 2023, the AR Facility had a borrowing base of $404.2 million and there were $300.0 million in outstanding borrowings under the AR Facility.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. Borrowings under the AR Facility bear interest at the applicable SOFR plus a credit spread adjustment of 0.10%, plus a drawn fee in the amount of 0.90% at December 31, 2023. The SPV also pays a fee on the undrawn committed amount of the AR Facility. Interest and fees payable by the SPV under the AR Facility are due monthly.

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

The AR Facility includes covenants, indemnification provisions, and events of default, including those providing for termination of the AR Facility and the acceleration of amounts owed by the SPV under the AR Facility if, among other things, a borrowing base deficiency exists, there is an event of default under the Revolving Credit Facility or certain other indebtedness, certain events negatively affecting the overall credit quality of the receivables held as collateral occur, a change in control occurs, or if the net consolidated leverage ratio of ENLC exceeds limits identical to those in the Revolving Credit Facility.

At December 31, 2023, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

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

If an event of default relating to bankruptcy or other insolvency events occurs, the senior unsecured notes will immediately become due and payable. If any other event of default exists under the indenture, the trustee under the indenture or the holders of the senior unsecured notes may accelerate the maturity of the senior unsecured notes and exercise other rights and remedies. At December 31, 2023, ENLC and ENLK were in compliance and expect to be in compliance with the covenants in the senior unsecured notes for at least the next twelve months. All interest payments for senior unsecured notes are due semi-annually, in arrears.

Issuances and Repurchases of Senior Unsecured Notes

On April 3, 2023, we completed the sale of an additional $300.0 million aggregate principal amount of ENLC’s 6.50% senior unsecured notes due 2030 (the “Additional Notes”) at a price to the public of 99% of their face value. The Additional Notes were offered as an additional issuance of our existing 6.50% senior unsecured notes due 2030 that we issued on August 31, 2022 in an aggregate principal amount of $700.0 million. Net proceeds of approximately $294.5 million were used to repay a portion of the borrowings under the Revolving Credit Facility. The Additional Notes are fully and unconditionally guaranteed by ENLK.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Additionally, for the year ended December 31, 2022, and prior to the tender offer, we repurchased a portion of the outstanding 2024 Notes and 2025 Notes in open market transactions. Activity related to the repurchases of our senior unsecured notes in open market transactions consisted of the following (in millions):

Year Ended December 31, 2022
Debt repurchased	$23.1
Aggregate payments	(22.5)
Gain on extinguishment of debt	$0.6

(8) Income Taxes

The components of our income tax benefit (expense) are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense	$(0.7)	$(0.4)	$(0.8)
Deferred income tax benefit (expense)	(62.1)	95.3	(24.6)
Income tax benefit (expense)	$(62.8)	$94.9	$(25.4)

The following schedule reconciles income tax benefit (expense) and the amount calculated by applying the statutory U.S. federal tax rate to income before non-controlling interest and income taxes (in millions):

	Year Ended December 31,
	2023	2022	2021
Expected income tax expense based on federal statutory tax rate	$(56.5)	$(55.9)	$(10.0)
State income tax expense, net of federal benefit	(7.2)	(7.0)	(1.4)
Unit-based compensation (1)	7.7	0.7	(3.1)
Statutory rate changes (2)	—	—	(10.2)
Change in valuation allowance	(1.2)	151.6	1.7
Other	(5.6)	5.5	(2.4)
Total income tax benefit (expense)	$(62.8)	$94.9	$(25.4)
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. Our deferred income tax assets and liabilities as of December 31, 2023 and 2022 are as follows (in millions):

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Federal net operating loss carryforward	$627.2	$636.5
State net operating loss carryforward	77.2	77.6
Interest deduction limitation (1)	53.0	57.6
Other	2.1	2.4
Total deferred tax assets, gross	759.5	774.1
Valuation allowance	(1.2)	—
Total deferred tax assets, net of valuation allowance	758.3	774.1
Deferred tax liabilities:
Property, plant, equipment, and intangible assets (2)	(862.5)	(816.8)
Total deferred tax liabilities	(862.5)	(816.8)
Deferred tax liability, net	$(104.2)	$(42.7)
____________________________
(1)Related to book-to-tax differences between the allowable interest deduction amount under Section 163j of the Internal Revenue Code of 1986, as amended.
(2)Includes our investment in ENLK and primarily relates to differences between the book and tax bases of property and equipment.

As of December 31, 2023, we had federal net operating loss (“NOL”) carryforwards of $3.0 billion that represented a net deferred tax asset of $627.2 million. As of December 31, 2023, we had state NOL carryforwards of $1.6 billion that represented a net deferred tax asset of $77.2 million. A portion of these carryforwards will begin expiring in 2027 through 2043. Federal NOLs incurred in 2018 and in future years (approximately $2.8 billion of our federal NOL carryforwards) may be carried forward indefinitely, but the deductibility of such federal NOLs is limited, while federal NOLs incurred prior to 2018 (approximately $0.2 billion of our NOL carryforwards) may be carried forward for only twenty years, but the deductibility of such NOL carryforwards generally is not limited unless we were to undergo an IRC Section 382 “ownership change.”

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

For the year ended December 31, 2021, we recorded a $1.7 million net reduction in the valuation allowance as a result of the remeasurement of the state deferred tax assets and liabilities from the statutory rate changes. For the year ended December 31, 2022, we further reduced the valuation allowance by $151.6 million as a result of improved current and expected future operating income. For the year ended December 31, 2023, we established a valuation allowance of $1.2 million, primarily related to state tax operating loss carryforwards for which we did not believe a tax benefit was more likely than not to be realized. As of December 31, 2023, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

For the years ended December 31, 2023 and 2022, there was no recorded unrecognized tax benefit. Per our accounting policy election, penalties and interest related to unrecognized tax benefits are recorded to income tax expense. As of December 31, 2023, tax years 2019 through 2023 remain subject to examination by various taxing authorities.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Excise Tax on Common Unit Repurchases

The Inflation Reduction Act of 2022, which was enacted on August 16, 2022, includes a new tax provision that imposes a 1% excise tax on common unit repurchases, net of common unit issuances, made after December 31, 2022. As a result, we accrued $2.0 million of excise tax in connection with our net common unit repurchases for the year ended December 31, 2023, which was recorded as an adjustment to the cost basis of common units repurchased in “Members’ equity” and “Other current liabilities” on the consolidated balance sheet as of December 31, 2023.

(9) Certain Provisions of the ENLK Partnership Agreement

(a) Series B Preferred Units

As of December 31, 2023 and 2022, there were 54,575,638 and 54,168,359 Series B Preferred Units issued and outstanding, respectively.

Issuance

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

Redemptions

In January 2022 and December 2021, we redeemed 3,333,334 and 3,300,330 Series B Preferred Units for total consideration of $50.5 million and $50.0 million plus accrued distributions, respectively. In addition, upon each such redemption, a corresponding number of ENLC Class C Common Units were automatically cancelled. The redemption price in each redemption represented 101% of the preferred units’ par value. In connection with the Series B Preferred Unit redemption, we agreed with the holders of the Series B Preferred Units to pay cash in lieu of making a quarterly distribution in-kind of additional Series B Preferred Units (the “PIK Distribution”) through the distribution declared for the fourth quarter of 2022.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the years ended December 31, 2023, 2022, and 2021 is provided below:

Declaration period	PIK Distribution	Cash distribution (in millions)	Date paid
2023
First Quarter of 2023	135,421	$15.2	May 12, 2023
Second Quarter of 2023	135,759	$15.3	August 11, 2023
Third Quarter of 2023	136,099	$15.3	November 10, 2023
Fourth Quarter of 2023	136,439	$15.3	February 9, 2024

2022
First Quarter of 2022	—	$17.5	May 13, 2022 (2)
Second Quarter of 2022	—	$17.3	August 12, 2022
Third Quarter of 2022	—	$17.3	November 14, 2022
Fourth Quarter of 2022	—	$17.3	February 13, 2023

2021
First Quarter of 2021	150,871	$17.0	May 14, 2021
Second Quarter of 2021	151,248	$17.0	August 13, 2021
Third Quarter of 2021	151,626	$17.1	November 12, 2021
Fourth Quarter of 2021	—	$19.2	February 11, 2022 (1)
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

Allocation of Taxable Income to the Series B Preferred Units

For tax purposes, holders of Series B Preferred Units are allocated items of gross income from ENLK in respect of each Series B Preferred Unit until the cumulative amount of gross income so allocated equals the cumulative amount of distributions made in respect of such Series B Preferred Unit, but not in excess of the positive net income of ENLK for the allocation year (the “Allocation Cap”). As of December 31, 2023, due to the application of the Allocation Cap, the cumulative amount of distributions made in respect of each Series B Preferred Unit exceeded the cumulative amount of gross income allocated to each Series B Preferred Unit by $6.79 per Series B Preferred Unit (the “Catch-Up Income Allocation”). As a result, holders of Series B Preferred Units will ultimately be allocated taxable income during future periods equal to the Catch-Up Income Allocation plus the amount of distributions received in respect of Series B Preferred Units, if ENLK generates positive net income.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(b) Series C Preferred Units

As of December 31, 2023 and 2022, there were 366,500 and 381,000 Series C Preferred Units issued and outstanding, respectively.

Issuance

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

Repurchases

A summary of the repurchase activity relating to the Series C Preferred Units is provided below:

Transaction date	Series C Preferred Units Repurchased	Total Consideration (in millions)	Percent Represented of Repurchased Preferred Units’ Par Value
2023
February 2023	4,500	$3.9	87%
November 2023	3,000	$2.7	90%
December 2023	7,000	$6.5	93%

2022
October 2022	19,000	$15.2	80%

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Distributions

Income is allocated to the Series C Preferred Units in an amount equal to the earned distribution for the respective reporting period. A summary of the distribution activity relating to the Series C Preferred Units is provided below:

Declaration period (1)	Distribution rate (2)	Cash distribution (in millions)	Date paid/payable
2024
December 15, 2023 - March 14, 2024	9.749%	$9.0	March 15, 2024

2023
December 15, 2022 – March 14, 2023	8.846%	$8.4	March 15, 2023
March 15, 2023 – June 14, 2023	9.051%	$8.7	June 15, 2023
June 15, 2023 – September 14, 2023	9.618%	$9.3	September 15, 2023
September 15, 2023 - December 14, 2023	9.782%	$9.3	December 15, 2023

2022
December 15, 2021 – June 14, 2022	6.000%	$12.0	June 15, 2022
June 15, 2022 – December 14, 2022	6.000%	$11.4	December 15, 2022

2021
December 15, 2020 – June 14, 2021	6.000%	$12.0	June 15, 2021
June 15, 2021 – December 14, 2021	6.000%	$12.0	December 15, 2021
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(10) Members’ Equity

(a) Common Unit Repurchase Program

In November 2020, the Board authorized a common unit repurchase program, subsequently reauthorizing the program during the years ended December 31, 2023, 2022, and 2021. The table below provides a summary of the Board’s authorizations of the common unit repurchase program.

Date	Board Action	Authorized Amount (in millions)(1)
November 2020	Authorization of common unit repurchase program	$100
April 2021	Reauthorization of common unit repurchase program	$100
January 2022	Reauthorization of common unit repurchase program and set amount available for repurchases for 2022	$100
July 2022	Increase in 2022 common unit repurchase program	$100
December 2022	Reauthorization of common unit repurchase program and set amount available for repurchases for 2023	$200
November 2023	Increase in 2023 common unit repurchase program	$50
December 2023	Reauthorization of common unit repurchase program and set amount available for repurchases for 2024	$200
____________________________
(1)Starting on February 15, 2022, the authorized amount includes repurchases of common units held by GIP. Refer to “Note 5—Related Party Transactions” for more information on our ENLC common unit repurchase agreement with GIP.

Repurchases under the common unit repurchase program will be made, in accordance with applicable securities laws, from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time.

The following table summarizes our ENLC common unit repurchase activity for the periods presented (in millions, except for unit amounts):

	Year Ended December 31,
	2023	2022	2021
Publicly held ENLC common units	11,530,962	11,630,351	6,091,001
ENLC common units held by GIP (1)	8,846,445	6,743,703	—
Total ENLC common units	20,377,407	18,374,054	6,091,001

Aggregate cost for publicly held ENLC common units	$134.5	$111.5	$40.1
Aggregate cost for ENLC common units held by GIP	98.3	63.5	—
Excise tax on common unit repurchases	$2.0	$—	$—
Total aggregate cost for ENLC common units	$234.8	$175.0	$40.1

Average price paid per publicly held ENLC common unit (2)	$11.67	$9.59	$6.59
Average price paid per ENLC common unit held by GIP (2)(3)	$11.11	$9.42	$—
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

Additionally, on February 19, 2024, we repurchased 3,280,637 ENLC common units held by GIP at an aggregate cost of $41.5 million, or an average of $12.66 per common unit. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended December 31, 2023. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the GIP units. As of December 31, 2023, $41.5 million is

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
classified as “Other current liabilities” on the consolidated balance sheets related to our obligation to repurchase our common units from GIP. See “Note 5—Related Party Transactions” for additional information relating to the GIP repurchase agreement.

(b) Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Year Ended December 31,
	2023	2022	2021
Distributed earnings allocated to:
Common units (1)	$234.3	$221.3	$192.5
Unvested unit-based awards (1)	3.9	5.2	4.5
Total distributed earnings	$238.2	$226.5	$197.0
Undistributed income (loss) allocated to:
Common units	$(31.5)	$131.7	$(170.6)
Unvested unit-based awards	(0.5)	3.1	(4.0)
Total undistributed income (loss)	$(32.0)	$134.8	$(174.6)
Net income attributable to ENLC allocated to:
Common units	$202.8	$353.0	$21.9
Unvested unit-based awards	3.4	8.3	0.5
Total net income attributable to ENLC	$206.2	$361.3	$22.4
Net income attributable to ENLC per unit:
Basic	$0.45	$0.76	$0.05
Diluted	$0.44	$0.74	$0.05
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Basic weighted average units outstanding:
Weighted average common units outstanding	461.7	478.5	488.8
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	461.7	478.5	488.8
Dilutive effect of unvested restricted units	4.3	6.8	5.5
Total weighted average diluted common units outstanding	466.0	485.3	494.3

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(c) Distributions

A summary of our distribution activity related to the ENLC common units for the years ended December 31, 2023, 2022, and 2021, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2023
First Quarter of 2023	$0.12500	May 12, 2023
Second Quarter of 2023	$0.12500	August 11, 2023
Third Quarter of 2023	$0.12500	November 10, 2023
Fourth Quarter of 2023	$0.13250	February 9, 2024

2022
First Quarter of 2022	$0.11250	May 13, 2022
Second Quarter of 2022	$0.11250	August 12, 2022
Third Quarter of 2022	$0.11250	November 14, 2022
Fourth Quarter of 2022	$0.12500	February 13, 2023

2021
First Quarter of 2021	$0.09375	May 14, 2021
Second Quarter of 2021	$0.09375	August 13, 2021
Third Quarter of 2021	$0.09375	November 12, 2021
Fourth Quarter of 2021	$0.11250	February 11, 2022

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(11) Investment in Unconsolidated Affiliates

As of December 31, 2023, our unconsolidated investments consisted of a 38.75% ownership in GCF, a 30% ownership in the Cedar Cove JV, and a 15% ownership in the Matterhorn JV. The following table shows the activity related to our investment in unconsolidated affiliates for the periods indicated (in millions):

	Year Ended December 31,
	2023	2022	2021
GCF
Contributions	$24.6	$1.5	$—
Distributions	$(2.0)	$—	$(3.5)
Equity in loss	$(4.4)	$(3.2)	$(9.1)

Cedar Cove JV
Distributions	$(0.5)	$(0.7)	$(0.4)
Equity in loss	$(2.4)	$(1.9)	$(2.4)

Matterhorn JV
Contributions	$43.5	$64.4	$—
Equity in loss	$(1.4)	$(0.5)	$—

Total
Contributions	$68.1	$65.9	$—
Distributions	$(2.5)	$(0.7)	$(3.9)
Equity in loss	$(8.2)	$(5.6)	$(11.5)

The following table shows the balances related to our investment in unconsolidated affiliates as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
GCF	$44.5	$26.3
Cedar Cove JV (1)	(7.3)	(4.4)
Matterhorn JV	106.0	63.9
Total investment in unconsolidated affiliates	$143.2	$85.8
___________________________
(1)As of December 31, 2023 and 2022, our investment in the Cedar Cove JV is classified as “Other long-term liabilities” on the consolidated balance sheets.

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

Amounts recognized on the consolidated financial statements with respect to these plans are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of unit-based compensation charged to operating expense	$3.7	$5.7	$6.6
Cost of unit-based compensation charged to general and administrative expense	15.5	24.7	18.7
Total unit-based compensation expense	$19.2	$30.4	$25.3
Amount of related income tax benefit recognized in net income (1)	$4.5	$7.1	$5.9
____________________________
(1)The amount of related income tax benefit recognized in net income excluded book-to-tax differences recorded upon the vesting of unit-based awards. For additional information, see “Note 8—Income Taxes.”

(b) Restricted Incentive Units

The restricted incentive units were valued at their fair value at the date of grant, which is equal to the market value of ENLC common units on such date. A summary of the restricted incentive unit activity for the year ended December 31, 2023 is provided below:

	Year Ended December 31, 2023
Restricted Incentive Units:	Number of Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of period	6,775,186	$5.89
Granted (1)	1,587,965	11.03
Vested (1)(2)	(2,489,603)	5.96
Forfeited	(427,568)	6.98
Unvested, end of period	5,445,980	$7.27
Aggregate intrinsic value, end of period (in millions)	$66.2
____________________________
(1)Restricted incentive units typically vest at the end of three years.
(2)Vested units included 756,556 ENLC common units withheld for payroll taxes paid on behalf of employees.

A summary of the restricted incentive units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2023, 2022, and 2021 is provided below (in millions):

	Year Ended December 31,
Restricted Incentive Units:	2023	2022	2021
Aggregate intrinsic value of units vested	$30.5	$24.4	$5.6
Fair value of units vested	$14.8	$19.0	$16.3

As of December 31, 2023, there were $16.7 million of unrecognized compensation costs that related to unvested restricted incentive units. These costs are expected to be recognized over a weighted average period of 1.8 years.

For restricted incentive unit awards granted to certain officers and employees (the “grantee”), such awards (the “Subject Grants”) generally provide that, subject to the satisfaction of the conditions set forth in the agreement, the Subject Grants will vest on the third anniversary of the vesting commencement date (the “Regular Vesting Date”). The Subject Grants will be

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
forfeited if the grantee’s employment or service with ENLC and its affiliates terminates prior to the Regular Vesting Date except that the Subject Grants will vest in full or on a pro-rated basis for certain terminations of employment or service prior to the Regular Vesting Date. For instance, the Subject Grants will vest on a pro-rated basis for any terminations of the grantee’s employment: (i) due to retirement, (ii) by ENLC or its affiliates without cause, or (iii) by the grantee for good reason (each, a “Covered Termination” and more particularly defined in the Subject Grants agreement) except that the Subject Grants will vest in full if the applicable Covered Termination is a “normal retirement” (as defined in the Subject Grants agreement) or the applicable Covered Termination occurs after a change in control (if any). The Subject Grants will vest in full if death or a qualifying disability occurs prior to the Regular Vesting Date.

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

Performance Unit Awards Vesting

The vesting of performance units is dependent on (a) the grantee’s continued employment or service with ENLC or its affiliates for all relevant periods and (b) the TSR performance of ENLC (the “ENLC TSR”) and a performance goal based on cash flow, which in previous years has been based on distributable cash flow (“DCF”) or free cash flow after distributions (“FCFAD”) (as applicable “Cash Flow”). At the time of grant, the Board will determine the relative weighting of the two performance goals by including in the award agreement the number of units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) versus the achievement of the Cash Flow performance goals (the “Total CF Units”). These performance awards have four separate performance periods: (i) three performance periods are each of the first, second, and third calendar years that occur following the vesting commencement date of the performance awards and (ii) the fourth performance period is the cumulative three-year period from the vesting commencement date through the third anniversary thereof (the “Cumulative Performance Period”).

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

The following table sets out the levels at which the Tranche TSR Units may vest (using linear interpolation) based on the ENLC TSR percentile ranking for the applicable performance period relative to the TSR achievement of the Designated Peer Companies:

Performance Level	Achieved ENLC TSR Position Relative to Designated Peer Companies	Vesting Percentage of the Tranche TSR Units
Below Threshold	Less than 25%	0%
Threshold	Equal to 25%	50%
Target	Equal to 50%	100%
Maximum	Greater than or Equal to 85% (1)	200%
____________________________
(1)The performance awards granted prior to 2023 achieved the maximum performance level if the ENLC TSR position relative to designated peer companies was greater than or equal to 75%.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Approximately one-third of the Total CF Units (the “Tranche CF Units”) relates to each of the first three performance periods described above (i.e., the Cash Flow performance goal does not have a Cumulative Performance Period). The Board will establish the Cash Flow performance targets for each performance period no later than March 31 of the year in which the relevant performance period begins. Following the end date of a given performance period, the Committee will measure and determine the Cash Flow performance of ENLC to determine the Tranche CF Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end of the Cumulative Performance Period.

In 2023, the Board adopted the DCF metric as the Cash Flow performance goal in the Performance-Based Award Agreement for all periods beginning after January 1, 2023, rather than the previously used FCFAD metric. The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation):

		Performance Period Ended December 31,
		2023	2022	2021
Performance Level	Vesting Percentage of the Tranche CF Units	Achieved DCF	Achieved FCFAD	Achieved FCFAD
Below Threshold	0%	Less than $801 million	Less than $154 million	Less than $205 million
Threshold	50%	Equal to $801 million	Equal to $154 million	Equal to $205 million
Target	100%	Equal to $932 million	Equal to $202 million	Equal to $256 million
Maximum	200%	Greater than or Equal to $1,123 million	Greater than or Equal to $241 million	Greater than or Equal to $300 million

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

The following table presents a summary of the grant-date fair value assumptions by performance unit grant date:

Performance Units:	March 2023	June 2022	March 2022 (1)	January 2021
Grant-date fair value	$11.67	$11.71	$11.90	$4.70
Beginning TSR price	$10.40	$8.54	$8.83	$3.71
Risk-free interest rate	3.76%	3.35%	2.15%	0.17%
Volatility factor	64.00%	76.00%	75.00%	71.00%
____________________________
(1)Excludes certain performance units awarded March 1, 2022 with vesting conditions based on performance metrics. The 88,863 performance units have a grant-date fair value of $8.90 and were scheduled to vest in February 2023. However, this award partially vested in October 2022 and is reflected in the “Vested” row of the summary of the performance units table below.

The following table presents a summary of the performance units:

	Year Ended December 31, 2023
Performance Units:	Number of Units	Weighted Average Grant-Date Fair Value
Unvested, beginning of period	2,979,154	$6.44
Granted	420,128	11.67
Vested (1)	(1,091,523)	8.30
Forfeited	(71,015)	10.97
Unvested, end of period	2,236,744	$6.37
Aggregate intrinsic value, end of period (in millions)	$27.2
____________________________
(1)Vested units included 811,114 ENLC common units withheld for payroll taxes paid on behalf of employees.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
A summary of the performance units’ aggregate intrinsic value (market value at vesting date) and fair value of units vested (market value at date of grant) for the years ended December 31, 2023, 2022, and 2021 is provided below (in millions).

	Year Ended December 31,
Performance Units:	2023	2022	2021
Aggregate intrinsic value of units vested	$26.1	$20.4	$0.6
Fair value of units vested	$9.1	$26.2	$4.4

As of December 31, 2023, there were $8.7 million of unrecognized compensation costs that related to unvested performance units. These costs are expected to be recognized over a weighted-average period of 1.4 years.

(d) Benefit Plan

ENLK maintains a tax-qualified 401(k) plan whereby it matches 100% of every dollar contributed up to 6% of an employee’s eligible compensation. Contributions of $8.4 million, $7.4 million, and $7.0 million were made to the plan for the years ended December 31, 2023, 2022, and 2021, respectively.

(13) Derivatives

Interest Rate Swaps

In January 2023, we entered into a $400.0 million interest rate swap to manage the interest rate risk associated with our floating-rate, SOFR-based borrowings, including borrowings on the Revolving Credit Facility and the AR Facility. Under this arrangement, we pay a fixed interest rate of 3.8565% in exchange for SOFR-based variable interest through February 2026. Assets or liabilities related to this interest rate swap contract are included in the fair value of derivative assets and liabilities on the consolidated balance sheets, and the change in fair value of this contract is recorded net as a gain or loss on designated cash flow hedges on the consolidated statements of comprehensive income. Monthly, upon settlement, we reclassify the gain or loss associated with the interest rate swap into interest expense from accumulated other comprehensive income (loss). We designated this interest rate swap as a cash flow hedge in accordance with ASC 815. There is no ineffectiveness related to this hedge.

In April 2019, we entered into $850.0 million of interest rate swaps to manage the interest rate risk associated with our floating-rate, LIBOR-based borrowings. For the year ended December 31, 2021, we terminated $200.0 million of interest rate swaps, resulting in a $1.8 million payment, while the remaining $150.0 million of interest rate swaps expired on December 10, 2021.

The components of the unrealized gain on designated cash flow hedge related to changes in the fair value of our interest rate swaps are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Change in fair value of interest rate swaps	$0.9	$1.9	$18.2
Tax expense	(0.2)	(0.5)	(4.3)
Unrealized gain on designated cash flow hedge	$0.7	$1.4	$13.9

The fair value of derivative assets and liabilities related to the interest rate swaps are as follows (in millions):

	Year Ended December 31,
	2023	2022
Fair value of derivative assets—current	$3.3	$—
Fair value of derivative liabilities—long-term	(2.4)	—
Net fair value of interest rate swaps	$0.9	$—

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Interest expense (income) is recognized from accumulated other comprehensive income from the monthly settlement of our interest rate swaps and was included in our consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest expense (income)	$(4.5)	$1.9	$18.3

We expect to recognize an additional $3.3 million of interest income out of accumulated other comprehensive income (loss) over the next twelve months.

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

We commonly enter into index (float-for-float) or fixed-for-float swaps in order to mitigate our cash flow exposure to fluctuations in the future prices of natural gas, NGLs, and crude oil. For natural gas, index swaps are used to protect against the price exposure of daily priced natural gas versus first-of-month priced natural gas. For condensate, crude oil, and natural gas, index swaps are also used to hedge the basis location price risk resulting from supply and markets being priced on different indices. Similarly, we use futures in order to mitigate our cash flow exposure to fluctuations in the future prices of natural gas, crude, and condensate. For natural gas, NGLs, condensate, and crude oil, fixed-for-float swaps and futures are used to protect cash flows against price fluctuations: (1) where we receive a percentage of liquids as a fee for processing third-party natural gas or where we receive a portion of the proceeds of the sales of natural gas and liquids as a fee, (2) in the natural gas processing and fractionation components of our business and (3) where we are mitigating the price risk for product held in inventory or storage.

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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity derivatives are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Change in fair value of derivatives	$(12.1)	$40.2	$(12.4)
Realized gain (loss) on derivatives	32.8	(25.9)	(146.7)
Gain (loss) on derivative activity	$20.7	$14.3	$(159.1)

The fair value of derivative assets and liabilities related to commodity derivatives are as follows (in millions):

	December 31, 2023	December 31, 2022
Fair value of derivative assets—current	$73.6	$68.4
Fair value of derivative assets—long-term	27.0	2.9
Fair value of derivative liabilities—current	(62.7)	(42.9)
Fair value of derivative liabilities—long-term	(24.3)	(2.7)
Net fair value of commodity derivatives	$13.6	$25.7

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity derivatives that we held for price risk management purposes and the related physical offsets at December 31, 2023 (in millions, except volumes). The remaining term of the contracts extend no later than January 2028.

		December 31, 2023
Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	MMgals	(111.8)	$(0.8)
NGL (long contracts)	Swaps	MMgals	58.0	1.1
Natural gas (short contracts)	Swaps and futures	Bbtu	(145.8)	86.6
Natural gas (long contracts)	Swaps and futures	Bbtu	122.4	(75.5)
Crude and condensate (short contracts)	Swaps and futures	MMbbls	(7.4)	2.3
Crude and condensate (long contracts)	Swaps and futures	MMbbls	0.1	(0.1)
Total fair value of commodity derivatives				$13.6

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. Additionally, we have entered into FCDTCs that allow for netting of futures contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap and futures contracts, the maximum loss on our gross receivable position of $100.6 million as of December 31, 2023 would be reduced to $15.2 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs and the FCDTCs.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
Derivative assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	December 31, 2023	December 31, 2022
Interest rate swaps (1)	$0.9	$—
Commodity derivatives (2)	$13.6	$25.7
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

Fair Value of Financial Instruments

The estimated fair value of our financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided below are not necessarily indicative of the amount we could realize upon the sale or refinancing of such financial instruments (in millions):

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,568.9	$4,427.0	$4,723.5	$4,385.9
Contingent consideration (2)(3)	$6.7	$6.7	$5.5	$5.5
____________________________
(1)The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance cost, net of accumulated amortization, of $32.1 million and $34.9 million as of December 31, 2023 and 2022, respectively. The respective fair values do not factor in debt issuance costs.
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

The fair values of all senior unsecured notes as of December 31, 2023 and 2022 were based on Level 2 inputs from third-party market quotations.

(15) Commitments and Contingencies

(a) Change in Control and Severance Agreements

Certain members of our management are parties to severance and change in control agreements with the Operating Partnership. The severance and change in control agreements provide those individuals with severance payments in certain circumstances and prohibit such individuals from, among other things, competing with the General Partner or its affiliates during his or her employment. In addition, the severance and change in control agreements prohibit subject individuals from, among other things, disclosing confidential information about the General Partner or interfering with a client or customer of the General Partner or its affiliates, in each case during his or her employment and for certain periods (including indefinite periods) following the termination of such person’s employment.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
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

(c) Litigation Contingencies

In February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). As a result of Winter Storm Uri, we have encountered customer billing disputes related to the delivery of natural gas during the storm, including one that resulted in litigation. The litigation is between one of our subsidiaries, EnLink Gas Marketing, LP (“EnLink Gas”), and Koch Energy Services, LLC (“Koch”) in the 162nd District Court in Dallas County, Texas. The dispute centers on whether EnLink Gas was excused from delivering natural gas or performing under certain delivery or purchase obligations during Winter Storm Uri, given our declaration of force majeure during the storm. Koch has invoiced us approximately $53.9 million (after subtracting amounts owed to EnLink Gas) and does not recognize the declaration of force majeure. We believe the declaration of force majeure was valid and appropriate and we intend to vigorously defend against Koch’s claims.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(16) Segment Information

We manage and report our operations primarily according to the geography and the nature of the activity. We have five reportable segments:

•Permian Segment. The Permian segment includes our natural gas gathering, processing, and transmission activities and our crude oil operations in the Midland and Delaware Basins in West Texas and Eastern New Mexico;

•Louisiana Segment. The Louisiana segment includes our natural gas and NGL transmission pipelines, natural gas processing plants, natural gas and NGL storage facilities, and fractionation facilities located in Louisiana and, prior to its sale in November 2023, our crude oil operations in ORV;

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

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2023
Natural gas sales	$453.4	$444.7	$184.5	$76.6	$—	$1,159.2
NGL sales	(12.0)	3,031.2	8.5	(6.2)	—	3,021.5
Crude oil and condensate sales	1,250.0	215.6	109.3	—	—	1,574.9
Product sales	1,691.4	3,691.5	302.3	70.4	—	5,755.6
NGL sales—related parties	927.9	22.4	465.6	295.9	(1,711.8)	—
Crude oil and condensate sales—related parties	—	—	—	10.5	(10.5)	—
Product sales—related parties	927.9	22.4	465.6	306.4	(1,722.3)	—
Gathering and transportation	114.6	79.9	236.8	203.9	—	635.2
Processing	60.1	1.6	144.4	123.4	—	329.5
NGL services	—	87.3	—	0.2	—	87.5
Crude services	23.9	19.6	17.5	0.7	—	61.7
Other services	7.3	1.3	0.5	0.8	—	9.9
Midstream services	205.9	189.7	399.2	329.0	—	1,123.8
NGL services—related parties	—	—	—	3.7	(3.7)	—
Midstream services—related parties	—	—	—	3.7	(3.7)	—
Revenue from contracts with customers	2,825.2	3,903.6	1,167.1	709.5	(1,726.0)	6,879.4
Realized gain on derivatives	3.0	2.6	6.5	20.7	—	32.8
Change in fair value of derivatives	(5.0)	4.1	(2.2)	(9.0)	—	(12.1)
Total revenues	2,823.2	3,910.3	1,171.4	721.2	(1,726.0)	6,900.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(2,205.5)	(3,388.4)	(645.6)	(342.6)	1,726.0	(4,856.1)
Adjusted gross margin	617.7	521.9	525.8	378.6	—	2,044.0
Operating expenses	(221.3)	(130.3)	(103.8)	(102.8)	—	(558.2)
Segment profit	396.4	391.6	422.0	275.8	—	1,485.8
Depreciation and amortization	(166.6)	(151.3)	(217.7)	(115.8)	(5.7)	(657.1)
Gross margin	229.8	240.3	204.3	160.0	(5.7)	828.7
Impairments	—	(20.7)	—	—	—	(20.7)
Gain (loss) on disposition of assets	0.2	(2.0)	0.9	1.2	—	0.3
General and administrative	—	—	—	—	(115.5)	(115.5)
Interest expense, net of interest income	—	—	—	—	(271.7)	(271.7)
Loss from unconsolidated affiliate investments	—	—	—	—	(8.2)	(8.2)
Other loss	—	—	—	—	(0.1)	(0.1)
Income (loss) before non-controlling interest and income taxes	$230.0	$217.6	$205.2	$161.2	$(401.2)	$412.8
Capital expenditures	$267.3	$68.6	$69.2	$75.5	$6.2	$486.8

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2022
Natural gas sales	$1,078.7	$1,128.4	$367.5	$139.0	$—	$2,713.6
NGL sales	(1.5)	4,196.6	10.8	1.4	—	4,207.3
Crude oil and condensate sales	1,158.6	350.0	135.4	—	—	1,644.0
Product sales	2,235.8	5,675.0	513.7	140.4	—	8,564.9
NGL sales—related parties	1,495.6	97.7	774.6	543.6	(2,911.5)	—
Crude oil and condensate sales—related parties	—	—	0.3	12.3	(12.6)	—
Product sales—related parties	1,495.6	97.7	774.9	555.9	(2,924.1)	—
Gathering and transportation	72.6	75.5	187.5	185.7	—	521.3
Processing	39.2	1.5	119.7	125.9	—	286.3
NGL services	—	82.0	—	0.2	—	82.2
Crude services	21.4	33.3	14.9	0.7	—	70.3
Other services	0.8	1.6	(0.3)	0.7	—	2.8
Midstream services	134.0	193.9	321.8	313.2	—	962.9
NGL services—related parties	—	—	—	1.6	(1.6)	—
Crude services—related parties	—	—	0.1	—	(0.1)	—
Other services—related parties	—	0.2	—	—	(0.2)	—
Midstream services—related parties	—	0.2	0.1	1.6	(1.9)	—
Revenue from contracts with customers	3,865.4	5,966.8	1,610.5	1,011.1	(2,926.0)	9,527.8
Realized gain (loss) on derivatives	(9.0)	2.9	(13.1)	(6.7)	—	(25.9)
Change in fair value of derivatives	9.6	7.7	5.6	17.3	—	40.2
Total revenues	3,866.0	5,977.4	1,603.0	1,021.7	(2,926.0)	9,542.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(3,280.3)	(5,462.4)	(1,124.4)	(631.7)	2,926.0	(7,572.8)
Adjusted gross margin	585.7	515.0	478.6	390.0	—	1,969.3
Operating expenses	(200.2)	(140.7)	(90.9)	(93.1)	—	(524.9)
Segment profit	385.5	374.3	387.7	296.9	—	1,444.4
Depreciation and amortization	(154.5)	(156.5)	(201.8)	(121.1)	(5.5)	(639.4)
Gross margin	231.0	217.8	185.9	175.8	(5.5)	805.0
Gain (loss) on disposition of assets	0.1	(13.8)	0.5	(4.8)	—	(18.0)
General and administrative	—	—	—	—	(125.2)	(125.2)
Interest expense, net of interest income	—	—	—	—	(245.0)	(245.0)
Loss on extinguishment of debt	—	—	—	—	(6.2)	(6.2)
Loss from unconsolidated affiliate investments	—	—	—	—	(5.6)	(5.6)
Other income	—	—	—	—	0.8	0.8
Income (loss) before non-controlling interest and income taxes	$231.1	$204.0	$186.4	$171.0	$(386.7)	$405.8
Capital expenditures	$210.2	$33.7	$63.8	$22.8	$7.1	$337.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Year Ended December 31, 2021
Natural gas sales	$609.4	$693.5	$213.4	$150.0	$—	$1,666.3
NGL sales	0.9	3,353.1	2.0	1.1	—	3,357.1
Crude oil and condensate sales	677.4	212.0	81.2	—	—	970.6
Product sales	1,287.7	4,258.6	296.6	151.1	—	5,994.0
NGL sales—related parties	1,008.4	129.7	630.8	447.0	(2,215.9)	—
Crude oil and condensate sales—related parties	—	—	0.1	7.1	(7.2)	—
Product sales—related parties	1,008.4	129.7	630.9	454.1	(2,223.1)	—
Gathering and transportation	46.8	64.7	186.9	157.0	—	455.4
Processing	29.1	2.4	98.7	108.3	—	238.5
NGL services	—	82.6	—	0.3	—	82.9
Crude services	18.4	39.3	12.8	0.7	—	71.2
Other services	0.2	1.7	0.6	0.5	—	3.0
Midstream services	94.5	190.7	299.0	266.8	—	851.0
Crude services—related parties	—	—	0.3	—	(0.3)	—
Other services—related parties	—	2.4	—	—	(2.4)	—
Midstream services—related parties	—	2.4	0.3	—	(2.7)	—
Revenue from contracts with customers	2,390.6	4,581.4	1,226.8	872.0	(2,225.8)	6,845.0
Realized loss on derivatives	(75.6)	(42.3)	(22.6)	(6.2)	—	(146.7)
Change in fair value of derivatives	(7.7)	0.7	—	(5.4)	—	(12.4)
Total revenues	2,307.3	4,539.8	1,204.2	860.4	(2,225.8)	6,685.9
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,996.1)	(4,091.2)	(796.6)	(531.8)	2,225.8	(5,189.9)
Adjusted gross margin	311.2	448.6	407.6	328.6	—	1,496.0
Operating expenses	(81.5)	(123.7)	(80.0)	(77.7)	—	(362.9)
Segment profit	229.7	324.9	327.6	250.9	—	1,133.1
Depreciation and amortization	(139.9)	(141.0)	(204.3)	(114.3)	(8.0)	(607.5)
Gross margin	89.8	183.9	123.3	136.6	(8.0)	525.6
Impairments	—	(0.6)	—	—	(0.2)	(0.8)
Gain on disposition of assets	—	1.2	—	0.3	—	1.5
General and administrative	—	—	—	—	(107.8)	(107.8)
Interest expense, net of interest income	—	—	—	—	(238.7)	(238.7)
Loss from unconsolidated affiliate investments	—	—	—	—	(11.5)	(11.5)
Income (loss) before non-controlling interest and income taxes	$89.8	$184.5	$123.3	$136.9	$(366.2)	$168.3
Capital expenditures	$141.6	$9.3	$30.4	$11.9	$2.8	$196.0

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
The table below represents information about segment assets as of December 31, 2023 and 2022 (in millions):

Segment Identifiable Assets:	December 31, 2023	December 31, 2022
Permian	$2,813.6	$2,661.4
Louisiana	2,031.8	2,310.7
Oklahoma	2,275.8	2,420.4
North Texas	1,017.7	1,094.6
Corporate (1)	189.7	163.9
Total identifiable assets	$8,328.6	$8,651.0
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

(17) Supplemental Cash Flow Information

The following schedule summarizes cash paid for interest, cash paid (refunded) for income taxes, cash paid for operating leases included in cash flows from operating activities, non-cash investing activities, and non-cash financing activities for the periods presented (in millions):

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2023	2022	2021
Cash paid for interest	$266.9	$221.1	$208.8
Cash paid for income taxes	$1.6	$0.7	$0.3
Cash paid for operating leases included in cash flows from operating activities	$35.1	$30.5	$24.6

Non-cash investing activities:
Non-cash accrual of property and equipment	$41.1	$4.2	$12.0
Non-cash right-of-use assets obtained in exchange for operating lease liabilities	$36.5	$33.4	$18.7
Non-cash acquisitions	$—	$1.3	$16.9

Non-cash financing activities:
Redemption of mandatorily redeemable non-controlling interest	$—	$(6.5)	$—

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(18) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	December 31, 2023	December 31, 2022
Product inventory	$46.4	$147.1
Prepaid expenses and other	19.0	19.5
Other current assets	$65.4	$166.6

Other current liabilities:	December 31, 2023	December 31, 2022
Accrued interest	$63.4	$57.6
Accrued wages and benefits, including taxes	23.2	38.1
Accrued ad valorem taxes	33.3	32.0
Accrued settlement of mandatorily redeemable non-controlling interest (1)	—	10.5
Capital expenditure accruals	64.6	23.4
Short-term lease liability	28.2	26.2
Operating expense accruals	21.5	18.5
Other	44.3	23.3
Other current liabilities	$278.5	$229.6
____________________________
(1)In January 2023, we settled the redemption of the mandatorily redeemable non-controlling interest in one of our non-wholly owned subsidiaries.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (December 31, 2023), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure. KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the Company’s internal control over financial reporting, a copy of which appears in “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

(b) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Data—Management’s Report on Internal Control over Financial Reporting.”

Item 9B. Other Information

Insider Trading Plans

During the three months ended December 31, 2023, no director or officer of the Company adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

The following table shows information for the members of the Board and the executive officers of the Managing Member. Executive officers and directors serve until their successors are duly appointed or elected.

Name	Age	Position with EnLink Midstream Manager, LLC
Jesse Arenivas	50	Chief Executive Officer and Director
Benjamin D. Lamb	44	Executive Vice President and Chief Financial Officer
Walter Pinto	60	Executive Vice President and Chief Operating Officer
Dilanka Seimon	43	Executive Vice President and Chief Commercial Officer
Adam Forman	56	Executive Vice President, General Counsel, and Secretary
Leldon E. Echols (1)	68	Lead Independent Director and Member of the Audit Committee (2), Governance and Compensation Committee, and Conflicts Committee
Deborah G. Adams (1)	63	Director and Member of the Sustainability Committee (2) and Audit Committee
Tiffany Thom Cepak (1)	51	Director and Member of the Audit Committee, Sustainability Committee, and Conflicts Committee (2)
Matthew C. Harris	63	Chairman of the Board and Member of the Governance and Compensation Committee (2)
Scott E. Telesz	56	Director and Member of the Sustainability Committee
Benjamin M. Daniel	40	Director and Member of the Governance and Compensation Committee
____________________________
(1)Independent director.
(2)Chairperson of committee.

Jesse Arenivas, has served as the Chief Executive Officer and a director of the Managing Member since June 2022. Prior to June 2022, Mr. Arenivas served as Vice President (President, CO2 segment) of Kinder Morgan, Inc. (“KMI”) and served in that position since December 2014 where he helped the company grow to become the largest transporter of CO2 in North America. He was also appointed to President of KMI’s Energy Transition Ventures team upon its formation in February 2021. He joined Kinder Morgan in 2003 and has served in various financial, accounting, and business development roles. Prior to joining KMI, Mr. Arenivas spent five years at ConocoPhillips Co. in financial and commercial roles. Mr. Arenivas received a Bachelor of Business Administration in finance from the University of Texas Permian Basin and is a licensed Certified Public Accountant.

Benjamin D. Lamb, has served as the Executive Vice President and Chief Financial Officer since November 2022. Mr. Lamb previously served in a number of leadership roles, most recently as Executive Vice President and Chief Operating Officer from June 2018 to November 2022, Executive Vice President—North Texas and Oklahoma from February 2018 to June 2018 and previously as Executive Vice President—Corporate Development, Senior Vice President—Finance and Corporate Development, and Vice President—Finance from December 2012 to February 2018. Prior to December 2012, Mr. Lamb served as a Principal at the investment banking firm Greenhill & Co., which he joined in 2005. In that role, he focused on the evaluation and execution of mergers, acquisitions, and restructuring transactions for clients primarily in the midstream energy, power, and utility industries. Prior to joining Greenhill, he served as an investment banker at UBS Investment Bank in its Mergers and Acquisitions Group and in its Global Energy Group, and at Merrill Lynch in its Global Energy and Power Group. Mr. Lamb received his Bachelor of Business Administration from Baylor University.

Walter Pinto, has served as the Executive Vice President and Chief Operating Officer since November 2022. Prior to November 2022, Mr. Pinto served as Senior Vice President, Operation Excellence from March 2020 to November 2022, where he led the optimization of operational and business performance. Prior to March 2020, Mr. Pinto served as a Senior Advisor of Hastings Equity Partners, a private equity firm, supporting Hastings in the sourcing, diligence, and stewardship of existing portfolio companies and new opportunities. He previously spent 25 years at LyondellBasell Industries in various roles, including as Senior Director, Global Projects, Engineering, Turnarounds, Reliability, and Maintenance and head of several manufacturing complexes. Mr. Pinto has served as a board member of industrial service companies and several trade and community organizations. Mr. Pinto received his Master of Science in mechanical engineering from the University of Wisconsin, Milwaukee, and a Bachelor of Science in mechanical engineering from National Institute of Technology in India.

Dilanka Seimon, has served as the Executive Vice President and Chief Commercial Officer since August 2023. In Mr. Seimon’s role, he oversees commercial and marketing efforts for the company’s traditional midstream and Carbon Solutions businesses. Mr. Seimon has over 20 years of upstream and midstream energy industry experience in strategy and commercial leadership roles across the upstream and midstream energy industries, spanning both traditional hydrocarbon energy and emerging energy sectors, such as carbon capture and storage, renewable fuels, hydrogen, and carbon markets. Mr. Seimon previously served as Vice President of Alternative Energy at Energy Transfer LP, from January 2022 until August 2023. He previously worked at BHP Group Ltd, serving as Vice President Sales and Marketing from July 2019 to December 2021 and as General Manager from January 2017 to June 2019, leading teams responsible for logistics and marketing of BHP’s global oil, gas, natural gas liquids, and liquified natural gas production portfolio, as well as procuring power, natural gas, and diesel for BHP’s mining assets. Prior to that, he held various roles in natural gas trading, marketing, and origination. Mr. Seimon serves on the Board of Directors of Big Brothers Big Sisters of Greater Houston and the Foundation Board of Trustees of Georgia College & State University, his alma mater where he received a Bachelor of Science in economics. He also earned a Master of Business Administration from Duke University’s Fuqua School of Business and is a graduate of the General Management Program at Harvard Business School.

Adam Forman, has served as the Executive Vice President, General Counsel, and Secretary since September 2023. In Mr. Forman’s role, he serves on the Executive Leadership Team and leads the legal, and corporate communications departments. Prior to joining EnLink in 2023, Mr. Forman spent almost 24 years at Kinder Morgan, most recently serving as Vice President, Deputy General Counsel, and Secretary where he provided legal counsel on mergers and acquisitions, financing, financial reporting, joint venture, and procurement matters, as well as for the Products Pipelines, Terminals, and CO₂ (Energy Transition Ventures) business segments. As the corporate secretary, he assisted with the company’s sustainability initiatives. Prior to Kinder Morgan, he served as an Associate General Counsel at Quanta Services, an infrastructure services company. Mr. Forman earned a Bachelor of Arts in political science from Stanford University and a Juris Doctor from St. Mary’s University School of Law. He also holds a Master of Business Administration from Rice University’s Jones Graduate School of Business. He serves on the Board of Trustees for the Houston Congregation for Reform Judaism and the Post Oak School.

Leldon E. Echols has served as the Lead Independent Director since March 2023 and as a director of the Managing Member since March 2014. He also previously served as the Chairman of the Board from June 2022 to March 2023. Mr. Echols joined Crosstex Energy, Inc, the predecessor to ENLC, as a director in January 2008. Mr. Echols served as a director of the General Partner from March 2014 until January 2019. Mr. Echols is a private investor. Mr. Echols also currently serves as an independent director of Trinity Industries, Inc. and HF Sinclair Corporation. Mr. Echols brings over 40 years of financial and business experience to the Board. After 22 years with the accounting firm Arthur Andersen LLP, which included serving as managing partner of the firm’s audit and business advisory practice in North Texas, Colorado, and Oklahoma, Mr. Echols spent six years with Centex Corporation as executive vice president and chief financial officer. He retired from Centex Corporation in June 2006. Mr. Echols previously served as a member of the board of directors of Roofing Supply Group Holdings, Inc., a private company. He also served on the board of TXU Corporation where he chaired the Audit Committee and was a member of the Strategic Transactions Committee until the completion of the private equity buyout of TXU in October 2007. Mr. Echols earned a Bachelor of Science in accounting from Arkansas State University. He is a member of the American Institute of Certified Public Accountants and the Texas Society of CPAs (inactive). Mr. Echols was selected to serve as a director due to his accounting and financial experience and service as the chief financial officer for another public company, among other factors.

Deborah G. Adams has served as a director of the Managing Member since February 2020. Ms. Adams served on the Executive Leadership Team at Phillips 66 as Senior Vice President of Health, Safety, and Environment, Projects and Procurement from 2014 until her retirement in October 2016. Ms. Adams previously served as Division President, Transportation for Phillips 66 and ConocoPhillips from 2008 to 2014. Prior to this time, Ms. Adams held various leadership positions at ConocoPhillips, including Chief Procurement Officer, General Manager, International Refining, and Manager, Global Downstream Information Systems. She has also served on several of ConocoPhillips’ joint venture boards. Ms. Adams currently serves as a director of Amplify Energy Corp., MRC Global, Inc. and Austin Industries, an employee-owned construction company. Ms. Adams previously served as a director of Gulfport Energy Corporation from March 2018 until May 2021. Ms. Adams has also served as a member of the Oklahoma State University Foundation Board of Trustees and on the University’s Board of Governors. In 2014, she was inducted into the Oklahoma State University College of Engineering, Architecture and Technology Hall of Fame, and in 2015, the National Diversity Council named Adams to the list of the Top 50 Most Powerful Women in Oil and Gas. Ms. Adams received a Bachelor of Science in chemical engineering from Oklahoma State University. Ms. Adams was selected to serve as a director due to, among other factors, her extensive experience in the energy sector, including midstream, her leadership skills and her business experience, including her expertise in a wide range of operational areas.

Tiffany Thom Cepak has served as a director of the Managing Member since December 2021. Ms. Cepak most recently served as the Chief Financial Officer of Energy XXI Gulf Coast, Inc., an oil and natural gas development and production company, until its sale in October 2018. She also served as the Chief Financial Officer of KLR Energy Acquisition Corp. (and, subsequent to its business combination, Rosehill Resources Inc.) and as Chief Financial Officer of EPL Oil & Gas, Inc. She previously held a number of other positions with EPL, including Treasurer, Director of Investor Relations, and Director of Corporate Reserves. She began her career as a Senior Reservoir Engineer with Exxon Production Co. and Exxon Mobil Co. with operational roles, including reservoir and subsurface completion engineering. Ms. Cepak currently serves on the board of directors of Baytex Energy Corp. Patterson-UTI Energy, Inc., and California Resources Corp., where she serves as Board Chair, and previously served as a director of Yates Petroleum Corp. She holds a Bachelor of Science in engineering from the University of Illinois and a Master of Business Administration from Tulane University. Ms. Cepak was selected to serve as a director due to, among other factors, her extensive experience in the energy sector and her engineering, operational, and finance experience.

Matthew C. Harris, has served as Chairman of the Board and as a director of the Managing Member since March 2023 and previously served as a director from July 2018 until January 2019. Mr. Harris is a Founding Partner of GIP and works with GIP’s global energy industry investment team, including crude oil and refined product, natural gas, electricity, LNG, metals and mining, and petrochemicals. He is a member of GIP’s Investment, Operating, and Portfolio Valuation Committees. Mr. Harris has been intimately involved in GIP’s investment, management, and strategic activities since its formation in 2006. He is a member of the Board of Directors of Freeport LNG, LLC and GE Vernova, the independent public company to be created following its spin-off from General Electric. Prior to the formation of GIP in 2006, Mr. Harris was a Managing Director in the Investment Banking Division of Credit Suisse and Co-Head of the Global Energy Group and Head of the EMEA Emerging Markets Group. Prior to his tenure at Credit Suisse, he was a senior member of the Mergers and Acquisitions Group at Kidder Peabody & Co. Incorporated. Mr. Harris previously served as a director of the general partner of Access Midstream Partners L.P. from January 2010 through December 2013. He holds a B.A. (cum laude) from the University of California at Los Angeles. Mr. Harris was selected to serve as a director due to, among other factors, his investment and strategic experience, his leadership skills, and his experience in mergers and acquisitions.

Scott E. Telesz has served as a director of the Managing Member since December 2020. Mr. Telesz is an Operating Partner of GIP and has over 25 years of experience in the manufacturing industry. Prior to joining GIP in August 2018, he spent 8 years as an executive at Praxair, an industrial gas manufacturing company, most recently as executive vice president in charge of Praxair’s U.S. atmospheric gases businesses, Praxair Canada and Praxair Surface Technologies from 2014 until May 2018. Before joining Praxair, Mr. Telesz spent 12 years at GE/SABIC where he ran various electrical products and plastics businesses. He currently serves on the board of directors of Hess Midstream GP LLC, Rio Grande LNG, and Propeller Airports LLC. Mr. Telesz also serves on the Board of Visitors of Duke University’s Pratt School of Engineering. He earned a Bachelor of Science in electrical engineering from Duke University in 1989 and a Master of Business Administration from Harvard Business School. Mr. Telesz was selected to serve as a director due to, among other factors, his extensive executive and business expertise, his engineering background, and his leadership skills.

Benjamin M. Daniel has served as a director of the Managing Member since April 2022. Mr. Daniel is a Principal at GIP and a key member of GIP’s North American energy investment business, focusing on natural gas, crude oil, refined products, and liquified natural gas. He has been a member of GIP’s investment team since 2012. Prior to joining GIP, Mr. Daniel was a Vice President at Bluescape Resources, where he was focused on unconventional oil and gas resource investing. Prior to that time, he was a consultant at McKinsey and Company, working primarily with oil and gas clients. He currently serves on the board of directors of Medallion Midstream, a privately held midstream oil and gas company. Mr. Daniel holds a Bachelor of Science with Honors in Mathematics and Master of Arts in Philosophy from Stanford University. Mr. Daniel was selected to serve as a director due to, among other factors, his deep knowledge of the energy industry, his experience in mergers and acquisitions, and his leadership skills.

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

For a director to be “independent” under the NYSE standards, the Board must affirmatively determine that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of any organization that has a relationship with the Company, other than in his or her capacity as a director of the Company). In addition, the director must meet certain independence standards specified by the NYSE, including a requirement that the director was not employed by the Managing Member or engaged in certain business dealings with the Managing Member. Using these standards for determining independence, the Board has determined that Mr. Echols and Mses. Adams and Cepak qualify as “independent” directors.

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

The Conflicts Committee, comprised of Ms. Cepak (chair) and Mr. Echols, reviews specific matters that the Board believes may involve conflicts of interest. The Conflicts Committee determines if the resolution of a conflict of interest is fair and reasonable to us. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our Managing Member of any duties owed to us or our unitholders.

The Governance and Compensation Committee, comprised of Messrs. Harris (chair), Echols, and Daniel, reviews matters involving governance, including assessing the effectiveness of current policies, monitoring industry developments, and overseeing certain compensation decisions as well as the compensation plans described herein.

The Sustainability Committee, comprised of Ms. Adams (chair), Ms. Cepak, and Mr. Telesz, assists the Board in its general oversight of our environmental, social and governance initiatives, including our environmental, health and safety and operational excellence initiatives, and also provides oversight with respect to identifying, evaluating and monitoring of risks associated with such matters.

Executive Sessions

The non-management directors meet in executive session without management participation at least quarterly. When our Chairman is a member of management, or an affiliate of GIP, we appoint an independent director to preside at such meetings (the “Lead Independent Director”). Currently our Lead Independent Director, Mr. Echols, presides at such executive sessions. Unitholders or interested parties may communicate with non-management directors by sending written communications to the following address to the attention of the Chairman of the Board or Lead Independent Director: EnLink Midstream Manager, LLC, 1722 Routh St., Suite 1300, Dallas, Texas 75201.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and beneficial owners of more than 10% of our common units to file with the Commission reports of ownership and changes in ownership of our equity securities. Based solely upon a review of the copies of the Forms 3, 4, and 5 reports furnished to us and written representations from our directors and executive officers, we believe that during 2023, all of our directors, executive officers, and beneficial owners of more than 10% of our common units complied with Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

Governance and Compensation Committee Report

Leldon E. Echols, who serves on the Governance and Compensation Committee of our Board (for purposes of this section, the “Committee”), is an independent director in accordance with NYSE standards. The Committee has reviewed and discussed with management the following section titled “Compensation Discussion and Analysis.” Based upon its review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

By the Members of the Committee:

Matthew C. Harris (chair)

Benjamin M. Daniel

Leldon E. Echols

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis provides an overview of the philosophy and objectives of our executive compensation program. It is intended to explain how compensation decisions are linked to performance with respect to our strategic goals and defined targets under the elements of the compensation program. These goals and targets are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance.

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

Compensation Philosophy and Principles

The design of our executive compensation program is intended to attract, retain, and motivate highly qualified executives and align their individual interests with the interests of our unitholders. It is the Committee’s responsibility to design and administer compensation programs that are intended to achieve these goals, and to make recommendations to the Board to approve and adopt these programs. The total compensation of each of our executives is generally comprised of 80% performance-based compensation, inclusive of equity-based awards issued under our long-term incentive plan and an annual bonus awarded under the Short-Term Incentive Program (the “STI Program”), and 20% base salary.
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

Role of Compensation Consultant

The Committee retained Mercer (US) Inc. (“Mercer”) as its independent compensation consultant to advise the Committee on certain matters relating to compensation programs applicable to the named executive officers and other employees of the General Partner for 2023. In particular, Mercer assisted in the Committee’s overall decision-making process with respect to named executive officers and director compensation matters, including providing advice on our executive pay philosophy, compensation peer group, incentive plan design, severance program design, and employment onboarding considerations, providing competitive market studies, and informing the Committee about emerging best practices and changes in the regulatory and governance environment. Mercer’s work for the Committee did not raise any conflicts of interest.

In the first quarter of 2023, the Committee decided to initiate a process to evaluate the effectiveness of its current compensation consultant and potentially engage a new compensation consultant. The Committee asked a number of compensation consultants, including Mercer, to participate in a request for proposal process. After reviewing the proposals and interviewing the participating consulting firms, the Committee elected to engage Meridian Compensation Partners, LLC (“Meridian”). Meridian was formally engaged by the Committee in June 2023, and since that time, Meridian has assisted the Committee with compensation items.

Role of Peer Group and Benchmarking

The Committee and Mercer collaborated to identify the following companies as our peer companies in 2023: Crestwood Equity Partners, L.P., DCP Midstream, L.P., Equitrans Midstream Corporation, Genesis Energy, L.P., Magellan Midstream Partners, L.P., MPLX, L.P., NuStar Energy L.P., ONEOK Inc., Targa Resources Corp., Western Midstream Partners, and DT Midstream (the “Peer Group”). The Committee believes the Peer Group is representative of the industry in which we operate. The individual companies were chosen based on a number of factors, including each company’s relative size/market capitalization, relative complexity of its business, similar organizational structure, competition for similar executive talent, and the roles and responsibilities of its named executive officers. The Committee considers the Peer Group companies annually, and historically there have been few changes from year to year. Companies are typically added or removed from the Peer Group as the result of a change in organizational structure, merger or acquisitions in the industry, or relative size/market capitalization as compared to us.

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

Elements of Compensation

For fiscal year 2023, the principal elements of compensation for the named executive officers were the following:

•base salary;
•annual bonus awards;
•long-term incentive plan equity awards;
•retirement and health benefits; and
•severance and change in control benefits.

The Committee reviews and makes recommendations regarding the mix of compensation, both among short- and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of the named executive officers. We believe that the mix of base salary, annual bonus awards, long-term incentive plan equity awards, retirement and health benefits, severance and change in control benefits, and perquisites and other compensation fit our overall compensation objectives. We believe this mix of compensation provides opportunities to align and drive performance of our named executive officers in support of our strategic objectives and to attract, retain, and motivate highly qualified talent with the skills and competencies that we require.

Base Salary. The Committee recommends base salaries for the named executive officers that are based on the historical salaries for services rendered to us and our affiliates, Peer Group data provided by the compensation consultant, compensation surveys, and performance and responsibilities of the named executive officers. The base salaries approved by the Board and paid to our named executive officers for fiscal year 2023 are as follows:

2023 Base Salary
Jesse Arenivas	$725,000
Benjamin D. Lamb	$550,000
Walter Pinto	$515,000
Dilanka Seimon (1)	$500,000
Adam Forman (2)	$450,000
Alaina K. Brooks (3)	$515,000
____________________________
(1)In August 2023, the Board appointed Mr. Seimon as Executive Vice President and Chief Commercial Officer.
(2)In September 2023, the Board appointed Mr. Forman as Executive Vice President, General Counsel, and Secretary.
(3)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary.

Bonus Awards. The Board and the Committee oversee the STI Program. All employees, including named executive officers, are eligible to receive annual bonuses under the STI Program. Bonuses awarded under the STI Program are based on the achievement of certain metrics established to measure success and are subject to the discretion of the Board and the Committee. The metrics employed by the STI Program contemplate that bonuses may be earned based primarily upon the achievement of certain core goals (collectively, the “Primary Bonus Components”), which may change from year-to-year. For 2023, the STI Program included the following Primary Bonus Components:

•Financial. Adjusted EBITDA and distributable cash flow (“DCF”) to maximize financial performance.

•Operational Excellence. Efficient use of systems, assets, and equipment for meeting contractual obligations, driving customer service, and maximizing cash flow.

•Safety and Sustainability. Prevention of safety incidents and improvement in safety compliance and training, commitment to environmental compliance, and support of our initiative for more sustainable operations.

•Capital Projects. Timely and cost-effective capital projects.

As reflected in the table below, a separate weighting and associated threshold/target/maximum is applied for each of the Primary Bonus Components. The weighting for each 2023 Primary Bonus Component and associated information are as follows:

Component	Weighting	Threshold Level	Target Level	Maximum Level
Financial - Adjusted EBITDA	55%	$1,251 million	$1,382 million	$1,574 million
Financial - DCF	10%	$801 million	$932 million	$1,123 million
Operational Excellence	15%	Operational Scorecard
Safety and Sustainability	15%	Safety and Sustainability Scorecard
Capital Projects	5%	Timely and cost-effective capital projects
Total Weighting	100%

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

The final bonus amount for each named executive officer is approved by the Board after consideration of the Committee’s recommendation and assessment of whether such officer met their personal performance objectives established at the beginning of the performance period. These performance objectives include the quality of leadership within the named executive officer’s assigned area of responsibility, the achievement of technical and professional proficiencies by the named executive officer, the execution of identified priority objectives by the named executive officer, and the named executive officer’s contribution to, and enhancement of, the desired company culture. These performance objectives are reviewed and evaluated by the Committee as a whole. All named executive officers met or exceeded their minimum personal performance objectives for 2023. Accordingly, the Committee and the Board awarded bonuses to the named executive officers as follows:

	Target Bonus Percentage (as a % of Base Salary)	2023 Bonus (as a % of Base Salary)	2023 Bonus Amount ($)
Jesse Arenivas	125%	126.7%	$918,245
Benjamin D. Lamb	100%	109.1%	$600,000
Walter Pinto	90%	111.7%	$575,000
Dilanka Seimon (1)	90%	91.8%	$459,000
Adam Forman (2)	90%	91.8%	$413,100
Alaina K. Brooks (3)	90%	55.0%	$283,293
____________________________
(1)In August 2023, the Board appointed Mr. Seimon as Executive Vice President and Chief Commercial Officer.
(2)In September 2023, the Board appointed Mr. Forman as Executive Vice President, General Counsel, and Secretary.
(3)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary.

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
Employees, non-employee directors, and other individuals who provide services to us or our affiliates may be eligible to receive awards under the 2014 Plan. The Committee determines which eligible individuals receive awards under the 2014 Plan, subject to the Board’s approval of awards to our named executive officers. The 2014 Plan permits the grant of cash and equity-based awards, which may be awarded in the form of options, restricted unit awards, restricted incentive units, unit appreciation rights (“UARs”), distribution equivalent rights (“DERs”), unit awards, cash awards, and performance awards. At the time of adoption of the 2014 Plan, 11,000,000 common units representing limited liability company interests in ENLC were initially reserved for issuance pursuant to awards under the 2014 Plan. In subsequent years, the 2014 Plan has been amended and restated, resulting in an increase to the number of common units reserved for issuance thereunder. As of December 31, 2023, 24,258,379 common units remain eligible for future grants. Common units subject to an award under the 2014 Plan that are canceled, forfeited, exchanged, settled in cash, or otherwise terminated, including withheld to satisfy exercise prices or tax withholding obligations, will again become available for delivery pursuant to other awards under the 2014 Plan.

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

Long Term Incentive Awards. The total value of the equity compensation granted to our executive officers generally has been awarded 50% restricted incentive units and 50% performance units on an annual basis. In addition, our executive officers may receive additional grants of equity compensation in certain circumstances, such as promotions and change in ownership. All performance and restricted incentive units that we grant are charged against earnings according to ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for more information regarding our long term incentive awards.

Performance Unit Awards. Our performance-based award agreements (the “Performance-Based Award Agreements”) provide for future awards of equity-based compensation under the 2014 Plan. Since 2019, the Performance-Based Award Agreements have provided that the vesting of restricted incentive units under the 2014 Plan is dependent on (i) our TSR performance relative to the TSR performance of a peer group of companies and (ii) our cash flow performance, which in previous years has been based on DCF or free cash flow after distributions (“FCFAD”) (as applicable, “Cash Flow”). At the time of grant, the Board will determine the relative weighting of the two performance goals by including in the relevant Performance-Based Award Agreement the number of restricted incentive units that will be eligible for vesting depending on the achievement of the TSR performance goals (the “Total TSR Units”) and the achievement of the Cash Flow performance goals (the “Total CF Units”). Beginning in 2023, our Performance-Based Award Agreements were weighted so that Total TSR Units represented 70% of the number of available restricted incentive units and Total CF Units represented 30% of the available restricted incentive units. From 2019 to 2022, our Performance-Based Award Agreements were weighted so that Total TSR Units represented 80% of the number of available restricted incentive units and Total CF Units represented 20% of the available restricted incentive units.

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

Approximately one-fourth of the Total TSR Units (the “Tranche TSR Units”) relates to the Cumulative Performance Period and each of the first three performance periods described above. The following table sets out the levels at which the Tranche TSR Units may vest (using linear interpolation) based on the TSR percentile ranking for the applicable performance period relative to the TSR achievement of the Designated Peer Companies:

Performance Level	Achieved ENLC TSR Position Relative to Designated Peer Companies	Vesting Percentage of the Tranche TSR Units
Below Threshold	Less than 25%	0%
Threshold	Equal to 25%	50%
Target	Equal to 50%	100%
Maximum	Greater than or Equal to 85% (1)	200%
____________________________
(1)The performance awards granted prior to 2023 achieved the maximum performance level if the ENLC TSR position relative to designated peer companies was greater than or equal to 75%.

Approximately one-third of the Total CF Units (the “Tranche CF Units”) relates to each of the first three performance periods described above (i.e., the Cash Flow performance goal does not have a Cumulative Performance Period). The Board will establish the Cash Flow performance targets for each performance period no later than March 31 of the year in which the relevant performance period begins. Following the end date of a given performance period, the Committee will measure and determine the Cash Flow performance of ENLC to determine the Tranche CF Units that are eligible to vest, subject to the grantee’s continued employment or service with ENLC or its affiliates through the end of the Cumulative Performance Period. In 2023, the Board adopted the DCF metric as the Cash Flow performance goal in the Performance-Based Award Agreement for all periods beginning after January 1, 2023, rather than the previously used FCFAD metric. We define distributable cash flow as adjusted EBITDA, net to ENLC, plus (less) (interest expense, net of interest income); (maintenance capital expenditures, excluding capital expenditures that were contributed by other entities and relate to the non-controlling interest share of our consolidated entities); (cash distributions earned by the Series B Preferred Units and the Series C Preferred Units); (payment to redeem mandatorily redeemable non-controlling interest); (non-cash gain on lease termination); (earnout payments related to the Amarillo Rattler Acquisition and the Central Oklahoma Acquisition); (payments to terminate interest rate swaps); and (current income tax expense).

The following table sets out the levels at which the Tranche CF Units were eligible to vest (using linear interpolation):

		Performance Period Ended December 31,
		2023	2022	2021
Performance Level	Vesting Percentage of the Tranche CF Units	Achieved DCF	Achieved FCFAD	Achieved FCFAD
Below Threshold	0%	Less than $801 million	Less than $154 million	Less than $205 million
Threshold	50%	Equal to $801 million	Equal to $154 million	Equal to $205 million
Target	100%	Equal to $932 million	Equal to $202 million	Equal to $256 million
Maximum	200%	Greater than or Equal to $1,123 million	Greater than or Equal to $241 million	Greater than or Equal to $300 million

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

Retirement and Health Benefits. All eligible employees are offered a variety of health and welfare and retirement programs. The named executive officers are generally eligible for the same programs on the same basis as other employees. The Operating Partnership maintains a tax-qualified 401(k) retirement plan that provides eligible employees with an opportunity to save for retirement on a tax deferred basis. In 2023, the Operating Partnership matched 100% of every dollar contributed for contributions of up to 6% of eligible compensation made by eligible participants. The retirement benefits provided to the named executive officers were allocated to us as general and administration expenses.
Perquisites and Other Benefits. We generally do not pay for perquisites for any of the named executive officers, other than payment of dues, sales tax, and related expenses for membership in an industry-related private lunch club (totaling a de minimis amount per year per named executive officer).

Clawback Policy. We recently adopted a compensation recovery or “clawback” policy in accordance with applicable NYSE listing rules, a copy of which is filed as an exhibit to this Annual Report on Form 10-K. It is generally our policy that the Company will recoup any incentive compensation (annual incentive bonus and performance-based long-term incentives) erroneously awarded to any current or former executive officers due to material noncompliance with any financial reporting requirement under applicable securities laws during the three completed fiscal years immediately preceding the date the Board determines that an accounting restatement is required. Such recoupment would be undertaken by the Company whether or not the executive’s actions contributed to the accounting restatement.

Change in Control and Severance Agreements

All of our named executive officers and certain members of senior management have entered into change in control agreements (the “Change in Control Agreements”) and severance agreements (the “Severance Agreements” and collectively with the Change in Control Agreements, the “Agreements”) with the Operating Partnership. Additionally, as certain individuals become members of senior management, the individual may become a party to a change in control agreement and/or a severance agreement in substantially the same form as the applicable Agreement.

The Agreements include restrictions affecting the officers’ ability to compete with us, the Managing Member, the Operating Partnership, ENLK, the General Partner, and their respective affiliates and subsidiaries (the “Company Group”) during the term of employment. The Agreements also restrict the officers from disclosing confidential information of the Company Group and disparaging any member of the Company Group, in each case, during or after the term of their employment. In addition, the Agreements restrict the officers, both during their employment and for varying periods following the termination of employment, from (i) soliciting other employees to terminate their employment with any member of the Company Group or accept employment with a third party and (ii) diverting the business of a client or customer of any member of the Company Group or attempting to convert a client or customer of any member of the Company Group. The Agreements provide the Operating Partnership with equitable remedies and with the right to claw back benefits if the restrictions described in this paragraph are breached by the officer. In the event of a termination, the terminated officer is required to execute a general release of the Company Group in order to receive any benefits under the Agreements.

Under the Severance Agreements, if an officer’s employment is terminated without cause (as defined in the Severance Agreement) or is terminated by the officer for good reason (as defined in the Severance Agreement), such officer will be entitled to receive (i) their accrued base salary up to the date of termination, (ii) any unpaid annual bonus with respect to the calendar year ending prior to the officer’s termination date that has been earned as of such date, (iii) a prorated amount of the bonus (to the extent such bonus would have otherwise been earned by such officer) for the calendar year in which the termination occurs, (iv) such other fringe benefits (other than any bonus, severance pay benefit or medical insurance benefit) normally provided to employees that are already earned or accrued as of the date of termination (the foregoing items in clauses (i) - (iv) are referred to as the “General Benefits”), (v) certain outplacement services (the “Outplacement Benefits”), (vi) a lump sum severance payment equal to the sum of (A) the officer’s then-current base salary and (B) any target bonus (as defined in the applicable Agreement) for the year that includes the date of termination (the “Severance Benefit”) times two for the officer (other members of senior management are each entitled to one times the Severance Benefit), plus (vii) an amount equal to the cost to the officer to extend their then-current medical insurance benefits for 18 months following the effective date of the termination (the “Medical Severance Benefit”).

Potential Payments Upon a Change in Control

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

In addition, the Agreements provide for the General Benefits upon the officer’s termination of employment due to their death or disability (as defined in the Agreements).

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

With respect to the 2014 Plan, the amounts to be received by our named executive officers in the event of a change in control (as defined in such plans) will be automatically determined based on the number of units underlying any unvested equity incentive awards held by a named executive officer at the time of a change in control. The terms of such plans were determined based on past practice and the applicable compensation committee’s understanding of similar plans utilized by public companies generally at the time we adopted such plans. The determination of the reasonable consequences of a change in control is periodically reviewed by the Committee.

Upon a change in control, and except as provided in the award agreement, the Committee may cause options and UAR awards to be vested, may cause change in control consideration to be paid in respect of some or all of such awards, or may make other adjustments (if any) that it deems appropriate with respect to such awards. With respect to other awards, upon a change in control and except as provided in the award agreement, the Committee may cause such awards to be adjusted, which adjustments may relate to the vesting, settlement, or the other terms of such awards.

The potential payments that may be made to the named executive officers upon a termination of their employment or in connection with a change in control as of December 31, 2023 are set forth in the table in the section below entitled “Payments Upon Termination or Change in Control.”

Role of Executive Officers in Executive Compensation. The Board, after consideration of the recommendations of the Committee, determines the compensation payable to each of the named executive officers. None of the named executive officers serves as a member of the Committee. Our Chief Executive Officer makes recommendations regarding the compensation of his leadership team with the Committee, including specific recommendations for each element of compensation for each of the named executive officers. Our Chief Executive Officer does not make any recommendations regarding his personal compensation.

Unit Ownership Guidelines. Starting in 2024, in order to more closely align the interests of our executive officers and independent directors with those of the Company’s other unitholders, our executive officers and independent directors must adhere to unit ownership guidelines. Executive officers are required to hold three times their annual salary of our common units (five times in the case of the Chief Executive Officer) within five years of becoming a named executive officer. Independent directors are required to hold three times their annual cash retainer of our common units within five years of joining the Board. Ownership of our common units include:

•common units owned outright,
•common units held in retirement accounts, savings accounts, and/or trusts,
•unvested restrictive incentive units, and
•any common units deferred in accordance with the deferred compensation plan for our independent directors.

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

Summary Compensation Table

The following table sets forth certain compensation information for our named executive officers.

Name and Principal Position	Year	Salary ($)(1)	Non-Equity Incentive Plan Compensation (Bonus)($)(2)	Restricted Incentive Unit and Performance Unit Awards ($)(3)	All Other Compensation ($)		Total ($)
Jesse Arenivas	2023	720,192	918,245	3,500,766	325,930	(7)	5,465,133
Chief Executive Officer	2022	376,923	1,618,750	9,277,314	168,435		11,441,422

Benjamin D. Lamb	2023	546,154	600,000	1,921,791	758,016	(8)	3,825,961
Executive Vice President and Chief Financial Officer	2022	525,577	966,011	2,349,320	426,383		4,267,290
	2021	516,809	852,735	1,984,434	205,645		3,559,623
Walter Pinto	2023	509,423	575,000	1,069,968	239,728	(9)	2,394,119
Executive Vice President and Chief Operating Officer	2022	379,920	436,433	587,331	84,141		1,487,825

Dilanka Seimon (4)	2023	190,385	459,000	2,000,003	271,277	(10)	2,920,665
Executive Vice President and Chief Commercial Officer

Adam Forman (5)	2023	129,808	413,100	1,231,000	32,300	(11)	1,806,208
Executive Vice President, General Counsel, and Secretary

Alaina K. Brooks (6)	2023	341,476	283,293	1,194,593	2,571,563	(12)	4,390,925
Former Executive Vice President, Chief Legal and Administrative Officer, and Secretary	2022	481,962	797,261	1,478,091	279,925		3,037,239
	2021	474,039	703,948	1,133,962	185,407		2,497,356
____________________________
(1)Salary for 2021 included regular earnings and a paid time off payout for Mr. Lamb and Ms. Brooks.
(2)Bonuses include all annual bonus payments paid with respect to the STI Program for the applicable year. All bonuses were paid in cash.
(3)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for the assumptions made in our valuation of such awards.
(4)In August 2023, the Board appointed Mr. Seimon as Executive Vice President and Chief Commercial Officer.
(5)In September 2023, the Board appointed Mr. Forman as Executive Vice President, General Counsel, and Secretary.
(6)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary.
(7)Amount of all other compensation for Mr. Arenivas includes a matching 401(k) contribution of $19,800 and DERs with respect to restricted incentive units of ENLC in the amount of $306,130.
(8)Amount of all other compensation for Mr. Lamb includes a matching 401(k) contribution of $19,800 and DERs with respect to restricted incentive units of ENLC in the amount of $738,216.
(9)Amount of all other compensation for Mr. Pinto includes a matching 401(k) contribution of $19,800 and DERs with respect to restricted incentive units of ENLC in the amount of $219,928.
(10)Amount of all other compensation for Mr. Seimon includes DERs with respect to restricted incentive units of ENLC in the amount of $21,277. In connection with his hiring, Mr. Seimon received a cash sign-on bonus of $250,000.
(11)Amount of all other compensation for Mr. Forman includes a matching 401(k) contribution of $19,800 and DERs with respect to restricted incentive units of ENLC in the amount of $12,500.
(12)Amount of all other compensation for Ms. Brooks includes a matching 401(k) contribution of $19,800 and DERs with respect to restricted incentive units of ENLC in the amount of $562,679. Ms. Brooks received $1,989,084 in connection with her departure.

CEO Pay Ratio

For fiscal year 2023, the annual total compensation for Mr. Arenivas was $5.5 million and for the median employee was $142,893. The resulting ratio of annual total compensation of Mr. Arenivas to the annual total compensation of our median employee was 38:1. This pay ratio is a reasonable estimate calculated in accordance with the requirements of Item 402(u) of Regulation S-K. As a result of our methodology for determining the pay ratio, which is described below, our pay ratio may not be comparable to the pay ratios of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions or may make adjustments that we do not make. For 2023, the same median employee as 2022 was used to determine the pay ratio given that there has not been a material change to (i) the employee population, (ii) compensation arrangements believed to result in a significant change to the pay ratio, and (iii) the original median employee’s circumstances (e.g., a promotion or demotion). If one of the aforementioned material changes did occur, the same approach used to identify the median employee in 2022 would have been applied for 2023.

To determine the pay ratio, we first identified the median employee by examining 2022 W-2 Box 1 Federal Taxable Wages (the “Taxable Wages Measure”) for all of our employees, excluding our Chief Executive Officer, who were employed on December 30, 2022, the last business day of the 2022 fiscal year. We included all employees, whether employed as full-time, part-time, or on a seasonal basis, and compensation was annualized for any full-time employee that was not employed for all of fiscal year 2022. We use the Taxable Wages Measure because it is consistently applied for all employees and because we believe it reasonably reflects the annual compensation of our employees. After identifying the median employee, we calculated annual total compensation for the median employee using the same methodology used for calculating the annual total compensation of our named executive officers as set forth in the 2023 Summary Compensation Table above.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in the section titled “Compensation Discussion and Analysis” and in the footnotes to such tables.

Grants of Plan-Based Awards for Fiscal Year 2023 Table

The following table provides information concerning each grant of an award made to a named executive officer for fiscal year 2023.
ENLINK MIDSTREAM, LLC—GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units		Grant Date Fair Value of Unit Awards ($)(1)
Jesse Arenivas	3/22/2023	—	—	—	155,586	(2)	1,684,996
	3/22/2023	77,793	155,586	311,172	—	(3)	1,815,770

Benjamin D. Lamb	3/22/2023	—	—	—	85,411	(2)	925,001
	3/22/2023	42,706	85,411	170,822	—	(3)	996,790

Walter Pinto	3/22/2023	—	—	—	47,553	(2)	514,999
	3/22/2023	23,777	47,553	95,106	—	(3)	554,969

Dilanka Seimon (6)	8/15/2023	—	—	—	170,213	(4)	2,000,003

Adam Forman (7)	9/18/2023	—	—	—	100,000	(5)	1,231,000

Alaina K. Brooks (8)	3/22/2023	—	—	—	53,093	(2)	574,997
	3/22/2023	26,547	53,093	106,186	—	(3)	619,596

____________________________
(1)The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for the assumptions made in our valuation of such awards.
(2)These grants vest 100% on January 1, 2026, and include DERs that provide for quarterly distributions on restricted incentive units if made on common units during the restriction period, unless otherwise forfeited.
(3)These grants include accrued DERs that provide for distributions on performance awards, unless otherwise forfeited, if distributions are made on common units during the restriction period. When the performance awards vest on January 1, 2026, recipients receive DERs, if any, with respect to the number of performance awards vested.
(4)These grants vest 50% on August 1, 2024, 25% on August 1, 2025, and 25% on August 1, 2026 and include DERs that provide for quarterly distributions on restricted incentive units if made on common units during the restriction period unless otherwise forfeited.
(5)These grants vest 33.3% on September 1, 2024, 33.3% on September 1, 2025, and 33.4% on September 1, 2026 and include DERs that provide for quarterly distributions on restricted incentive units if made on common units during the restriction period unless otherwise forfeited.
(6)In August 2023, the Board appointed Mr. Seimon as Executive Vice President and Chief Commercial Officer.
(7)In September 2023, the Board appointed Mr. Forman as Executive Vice President, General Counsel, and Secretary.
(8)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary.

Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2023

The following table provides information concerning all outstanding equity awards made to a named executive officer as of December 31, 2023.

ENLINK MIDSTREAM, LLC—OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Unit Awards
Name	Vesting Year (1)	Number of Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units or Other Rights that Have Not Vested (#)(3)(4)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Units or Other Rights That Have Not Vested ($)(2)
Jesse Arenivas	2026	155,586	1,891,926	155,586	1,891,926
	2025	310,304	3,773,297	459,364	5,585,866
	2024	146,370	1,779,859	—	—
Benjamin D. Lamb	2026	85,411	1,038,598	85,411	1,038,598
	2025	108,952	1,324,856	108,952	1,324,856
	2024	235,849	2,867,924	235,849	2,867,924
Walter Pinto	2026	47,553	578,244	47,553	578,244
	2025	26,502	322,264	26,502	322,264
	2024	60,647	737,468	60,647	737,468
Dilanka Seimon (6)	2026	42,554	517,457	—	—
	2025	42,553	517,444	—	—
	2024	85,106	1,034,889	—	—
Adam Forman (7)	2026	33,340	405,414	—	—
	2025	33,330	405,293	—	—
	2024	33,330	405,293	—	—
Alaina K. Brooks (8)	2026	—	—	10,812	131,474
	2025	—	—	18,304	222,577
	2024	—	—	54,894	667,511
____________________________
(1)Restricted incentive units vesting in 2024 and 2025 vest on January 1st, June 1st, August 1st, and September 1st, as applicable. Restricted incentive units vesting in 2026 vest on January 1st, August 1st, and September 1st, as applicable.
(2)The closing price for the ENLC common units was $12.16 as of December 31, 2023.
(3)Reflects the target number of performance units granted to the named executive officers multiplied by a performance percentage of 100%. The actual vesting of such units ranges from 0% to 200% of the units granted depending on EnLink’s achievement of performance goals on the vesting date.
(4)Vesting of awards in 2024 and 2025 are contingent upon (i) ENLC’s TSR performance measured against a peer group of companies and (ii) ENLC’s achieved DCF or ENLC’s achieved FCFAD depending on the award and vesting tranche as described above.
(5)Vesting of awards in 2026 is contingent upon (i) ENLC’s TSR performance measured against a peer group of companies and (ii) ENLC’s achieved DCF.
(6)In August 2023, the Board appointed Mr. Seimon as Executive Vice President and Chief Commercial Officer.
(7)In September 2023, the Board appointed Mr. Forman as Executive Vice President, General Counsel, and Secretary.
(8)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary. Pursuant to the terms of her award agreements, a portion of Ms. Brooks’ outstanding restricted incentive units vested and a portion of her outstanding performance units vested in August 2023. The remaining outstanding performance units not vested in 2023 will vest on the original vesting dates of January 1, 2024, January 1, 2025, and January 1, 2026, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.

Units Vested Table for Fiscal Year 2023

The following table provides information related to the vesting of restricted units and restricted incentive units during fiscal year ended 2023.

ENLINK MIDSTREAM, LLC—UNITS VESTED

Name	Date Vested	Number of Units Acquired on Vesting	Value Per Unit Realized on Vesting ($)	Total ($)
Jesse Arenivas	—	—	—	—
Benjamin D. Lamb	1/1/2023	195,749	12.30	2,407,713
	2/1/2023	368,712	12.72	4,690,017
Walter Pinto	1/1/2023	65,789	12.30	809,205
	2/1/2023	123,920	12.72	1,576,262
Dilanka Seimon (1)	—	—	—	—
Adam Forman (2)	—	—	—	—
Alaina K. Brooks (3)	1/1/2023	100,671	12.30	1,238,253
	2/1/2023	189,623	12.72	2,412,005
	8/12/2023	343,940	11.99	4,123,841
____________________________
(1)In August 2023, the Board appointed Mr. Seimon as Executive Vice President and Chief Commercial Officer.
(2)In September 2023, the Board appointed Mr. Forman as Executive Vice President, General Counsel, and Secretary.
(3)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary. Pursuant to the terms of her award agreements, a portion of Ms. Brooks’ outstanding restricted incentive units vested and a portion of her outstanding performance units vested in August 2023. The remaining outstanding performance units not vested in 2023 will vest on the original vesting dates of January 1, 2024, January 1, 2025, and January 1, 2026, as applicable, depending on whether and to what extent the performance metrics thereunder are satisfied.

Payments Upon Termination or Change in Control

The following table shows potential payments that would have been made to the named executive officers as of December 31, 2023.

Named Executive Officer	Payment Under Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(1)	Health Care Benefits Under Change in Control and Severance Agreements Upon Termination Other Than For Cause or With Good Reason ($)(2)	Payment and Health Care Benefits Under Change in Control and Severance Agreements Upon Termination For Cause or Without Good Reason ($)(3)	Payment Under Change in Control Agreements Upon Termination and Change in Control ($)(4)	Acceleration of Vesting Under Long-Term Incentive Plans Upon Change in Control ($)(5)
Jesse Arenivas	4,236,875	33,081	—	5,052,500	14,922,874
Benjamin D. Lamb	2,811,000	32,508	—	3,361,000	10,462,756
Walter Pinto	2,479,770	1,716	—	2,969,020	3,275,953
Dilanka Seimon	2,409,000	33,081	—	2,884,000	2,069,790
Adam Forman	2,173,100	36,213	—	2,600,600	1,216,000
Alaina K. Brooks (6)	—	—	—	—	—
____________________________
(1)Each named executive officer is entitled to a lump sum amount equal to two times the Severance Benefit, the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if they are terminated without cause (as defined in the Severance Agreement) or if they terminate employment for good reason (as defined in the Severance Agreement), subject to compliance with certain non-competition and non-solicitation covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(2)Each named executive officer is entitled to health care benefits equal to a lump sum payment of the estimated monthly cost of the benefits under COBRA for 18 months if they are terminated without cause (as defined in the applicable Severance Agreement or Change in Control Agreement (the “Applicable Agreement”) or if they terminate employment for good reason (as defined in the Applicable Agreement)).
(3)Each named executive officer is entitled to their then current base salary up to the date of termination plus such other fringe benefits (other than any bonus, severance pay benefit, participation in the company’s 401(k) employee benefit plan, or medical insurance benefit) normally provided to employees of the company as earned up to the date of termination if they are terminated for cause (as defined in the Applicable Agreement) or they terminate employment without good reason (as defined in the Applicable Agreement). The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(4)Each named executive officer is entitled to a lump sum payment equal to two and a half times the Severance Benefit, the Outplacement Benefit, and when applicable, the bonus amounts comprising the General Benefits will be paid if they are terminated without cause (as defined in the Change in Control Agreement) or if they terminate employment for good reason (as defined in the Change in Control Agreement) within 120 days prior to or two years following a change in control (as defined in the Severance Agreement), subject to compliance with certain non-competition, non-solicitation, and other covenants described elsewhere in this Annual Report on Form 10-K. The figures shown do not include amounts of base salary previously paid or fringe benefits previously received.
(5)Each named executive officer is entitled to accelerated vesting of certain outstanding equity awards in the event of a change in control (as defined under the long-term incentive plans). These amounts correspond to the values set forth in the table in the section above entitled Outstanding Equity Awards at Fiscal Year-End Table for Fiscal Year 2023.
(6)In August 2023, Ms. Brooks departed from her position as Executive Vice President, Chief Legal and Administrative Officer, and Secretary. Pursuant to her departure, Ms. Brooks received a cash payment of $1,989,084 related to her Severance and Health Care Benefits paid in September 2023 and accelerated vesting of outstanding equity awards valued at $4,123,841 as of the vesting date.

Compensation of Directors for Fiscal Year 2023

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Leldon E. Echols	165,013	125,000	5,771	295,784
Deborah G. Adams	116,419	125,000	5,771	247,190
Tiffany Thom Cepak (3)	98,806	125,000	5,771	229,577
Kyle D. Vann (4)	61,556	—	—	61,556
____________________________
(1)On March 22, 2023, Mr. Echols and Mses. Adams and Cepak were each granted awards of restricted incentive units with a fair market value of $10.83 per unit and vested on January 1, 2024. The amounts shown represent the grant date fair value of awards computed in accordance with ASC 718. See “Item 8. Financial Statements and Supplementary Data—Note 12” for the assumptions made in our valuation of such awards. The number of units granted to each director was based on a unit value of $10.83, the closing trading price on March 21, 2023, and is consistent with the unit value used for grants to Named Executive Officers in the same year. Value on this date represents the Board approved award of equity compensation valued at $125,000. At December 31, 2023, Mr. Echols and Mses. Adams and Cepak each held an aggregate of 11,542 outstanding restricted incentive unit awards. Ms. Cepak’s restricted incentive unit awards have been deferred at her election and are subject to vesting under the terms of the EnLink Midstream, LLC 2023 Deferred Compensation Plan.
(2)Other Compensation is comprised of DERs with respect to restricted incentive units.
(3)Ms. Cepak elected to defer the compensation related to her unit awards granted on March 22, 2023, and as a result the associated DERs with respect to such restricted incentive units are also deferred.
(4)In March 2023, Mr. Vann retired from his position as a director.

Each director of the Managing Member who is not an employee or partner of the Managing Member or GIP is paid an annual retainer fee of $100,000 except for the Lead Independent Director who is paid an annual retainer of $120,000, and equity compensation valued at $125,000. Directors do not receive an attendance fee for each regularly scheduled quarterly board meeting or each additional meeting that they attend. The respective chairs of each committee received the following annual fees for fiscal year ended 2023: Audit—$20,000, Governance and Compensation Committee—$20,000, Conflicts—$20,000, and Sustainability—$20,000. Directors were also reimbursed for related out-of-pocket expenses.

Jesse Arenivas, as an officer of the Managing Member, Matthew C. Harris, Scott E. Telesz, and Benjamin M. Daniel, as representatives of GIP, receive no separate compensation for their respective service as directors.

Governance and Compensation Committee Interlocks and Insider Participation

Our Governance and Compensation Committee is comprised of Matthew C. Harris (chair), Benjamin M. Daniels, and Leldon E. Echols. As described elsewhere in this report, Messrs. Harris and Daniels are representatives of GIP and may have an interest in the transactions among GIP, ENLK, and us. Please see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

No other member of the Compensation Committee during fiscal 2023 was a current or former officer or employee of the General Partner or had any relationship requiring disclosure by us under Item 404 of Regulation S-K as adopted by the Commission. None of the General Partner’s executive officers served on the board of directors or the compensation committee of any other entity for which any officers of such other entity served either on the Board or the Committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

EnLink Midstream, LLC Ownership

The following table shows the beneficial ownership of ENLC, as of February 14, 2024, held by:

•each person who is known to ENLC to beneficially own more than 5% of any class of voting units then outstanding;
•all the directors of the Managing Member;
•each named executive officer of the Managing Member; and
•all the directors and executive officers of the Managing Member as a group.

The percentage of total ENLC common units beneficially owned is based on a total of 516,202,942 units (including 62,918,889 common units, which reflects the as-exchanged amount of the outstanding 54,712,077 Series B Preferred Units) as of February 14, 2024.

Name of Beneficial Owner (1)	Common Units Beneficially Owned (2)	Percentage of Common Units Beneficially Owned (3)	Total Units Beneficially Owned (2)	Percentage of Total Units Beneficially Owned (4)
Global Infrastructure Investors III, LLC (5)(6)	208,765,211	46.1%	208,765,211	40.4%
ALPS Advisors, Inc. (7)	41,475,283	9.1%	41,475,283	8.0%
Invesco Ltd. (8)	23,570,976	5.2%	23,570,976	4.6%
Jesse Arenivas	—	*	—	*
Benjamin D. Lamb	512,718	*	512,718	*
Walter Pinto	245,236	*	245,236	*
Dilanka Seimon	—	*	—	*
Adam S. Forman	—	*	—	*
Leldon E. Echols	171,836	*	171,836	*
Deborah G. Adams	81,811	*	81,811	*
Tiffany Thom Cepak	25,087	*	25,087	*
Matthew C. Harris	—	*	—	*
Scott E. Telesz	—	*	—	*
Benjamin M. Daniel	—	*	—	*
All directors and executive officers as a group (11 persons)	1,036,688	*	1,036,688	*
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
(3)The percentages reflected in the column below are based on a total of 453,284,053 common units.
(4)The percentages reflected in the column below are based on a total of 516,202,942 common units, which includes the units described in (3) above, and 62,918,889 common units, which reflects the as-exchanged amount of the 54,712,077 Series B Preferred Units. The Series B Preferred Units are exchangeable into ENLC common units on a 1-for-1.15 basis, subject to certain adjustments. For this reason, the percentages in this column reflect the exchange of the Series B Preferred Units into ENLC common units.
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
(6)Between the filing of Amendment No. 2 to the Schedule 13D filed with the Commission on February 5, 2019 by Global Infrastructure Investors III, LLC and February 14, 2023, we repurchased 7,564,513 and 8,025,635 ENLC common units from Stetson I and Stetson II, respectively, pursuant to our repurchase agreement with GIP. The amount of GIP ENLC common units shown in the table reflects these repurchases. For more information, see “Item 8. Financial Statements and Supplementary Data—Note 5 and Note 10.”
(7)As reported on Schedule 13G/A filed with the Commission on February 5, 2024 by ALPS Advisors, Inc. and Alerian MLP ETF each with an address of 1290 Broadway, Suite 1000, Denver, Colorado 80203. The Schedule 13G/A reports that ALPS Advisors, Inc. (“AAI”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, furnishes investment advice to investment companies registered under the Investment Company

Act of 1940, as amended (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the registrant's common units that are owned by the Funds, and may be deemed to be the beneficial owner of such common units held by the Funds. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. Alerian MLP ETF has shared voting and investment power over 41,475,283 common units. The common units reported herein are owned by the Funds and AAI disclaims beneficial ownership of such common units.
(8)Based solely on the Schedule 13G/A filed with the Commission on February 9, 2024 by Invesco Ltd. (“Invesco”). Such filing indicates that Invesco has sole voting and dispositive power with respect to 23,570,976 ENLC common units. The address of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

GIP’s Pledge of Equity Interests in ENLC and the Managing Member

GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to its lenders as security under a secured credit facility entered into by a GIP entity in connection with GIP’s purchase of equity interests in ENLK, ENLC, and the Managing Member from certain subsidiaries of Devon in 2018 (the “GIP Credit Facility”). Although we are not a party to this credit facility, if GIP were to default under the GIP Credit Facility, GIP’s lenders could foreclose on the pledged equity interests. Any such foreclosure on GIP’s interest would result in a change in control of the Managing Member and would allow the new owner to replace the board of directors and officers of the Managing Member with its own designees and to control the decisions taken by the board of directors and officers. See “Item 1A. Risk Factors—GIP has pledged all of the equity interests that it owns in ENLC and the Managing Member to GIP’s lenders under its credit facility. A default under GIP’s credit facility could result in a change in control of the Managing Member, which would permit the lenders under ENLC’s Revolving Credit Facility and AR Facility to declare all amounts thereunder due and payable, and it could result in a prepayment event under some of our debt agreements.”

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column(a))
	(a)		(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	7,682,724	(2)	N/A	24,258,379	(3)
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
____________________________
(1)All securities to be issued under the 2014 Plan, which was approved by our unitholders in March 2014 for the benefit of our officers, employees, and directors.
(2)The number of securities includes 5,445,980 restricted units that have been granted under the 2014 Plan that have not vested. In addition, the number of securities includes 2,236,744 performance unit awards that have been granted under the 2014 Plan, assuming the target distribution at the time of vesting. Actual issuance of these performance unit awards may range from 0% to 200% of the target distribution depending on performance actually attained. See “Item 11—Executive Compensation—Compensation Discussion and Analysis” for additional information regarding the 2014 Plan.
(3)The 2014 Plan provided for the issuance of a total of 41,116,046 common units. Of the 41,116,046 common units that may be awarded under the 2014 Plan, 24,258,379 common units remained eligible for future grants as of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Relationship with EnLink Midstream Partners, LP

ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner, which allows us to appoint all of the officers and directors of the General Partner and to manage and operate ENLK.

Relationship with GIP

We are managed by our Managing Member, which is wholly owned by GIP. Therefore, GIP controls us and our ability to manage and operate our business. Additionally, three of our directors, Matthew C. Harris, Benjamin M. Daniel, and Scott E. Telesz are representatives of GIP, and they control a majority of the voting power on the Board. Those individuals do not receive separate compensation for their service on the Board, but they are entitled to indemnification related to their service as directors pursuant to the indemnification agreements as described below. For the years ended December 31, 2023 and 2022, we did not record any expense related to transaction with GIP.

GIP Repurchase Agreement. On February 15, 2022, we entered into an agreement with GIP pursuant to which we agreed to repurchase, on a quarterly basis, a pro rata portion of the ENLC common units held by GIP, based upon the number of common units purchased by us during the applicable quarter from public unitholders under our common unit repurchase program. The repurchase agreement terminated as of December 31, 2022 in accordance with its terms.

On December 20, 2022, we entered into the Second Repurchase Agreement on terms substantially similar to those of the repurchase agreement entered into by the Company and GIP on February 15, 2022. The Second Repurchase Agreement terminated on December 31, 2023. On January 16, 2024, we entered into a new repurchase agreement with GIP with terms substantially similar to the Second Repurchase Agreement. The current repurchase agreement will renew for successive one-year terms (each, a “Renewal Year”) on January 1 of each Renewal Year, with the first Renewal Year beginning on January 1, 2025, unless either the Company or the GIP Entities elects to terminate the Repurchase Agreement prior to the start of any Renewal Year, during a two-week period in December preceding the applicable Renewal Year. The terms of the repurchase agreement were unanimously approved by the Board and, based upon the related party nature of the repurchase agreement with the GIP Entities, the Conflicts Committee of the Board. For more information regarding our repurchase agreement with GIP, refer to “Item 8. Financial Statements and Supplementary Information—Note 5.”

In March 2022, our data center provider since 2009, CyrusOne Inc. (“CyrusOne”), was purchased by an entity that is owned collectively by funds affiliated with GIP and Kohlberg Kravis Roberts & Co. L.P. We paid CyrusOne $0.2 million in fees for data center services for each of the years ended December 31, 2023 and 2022.

Related Party Transactions

Refer to “Item 8. Financial Statements and Supplementary Information—Note 5” for information about our related party transactions.

Certain Relationships

From time to time, we may do business with GIP, companies affiliated with GIP, our board of directors, or with affiliates of our consolidated or unconsolidated joint ventures. We believe that any such arrangements have been or will be conducted on an arms-length basis.

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

Director Independence

See “Item 10. Directors, Executive Officers, and Corporate Governance” for information regarding director independence.

Item 14. Principal Accountant Fees and Services

Audit Fees

The fees for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2023, 2022, and 2021, review of our internal control procedures for the fiscal years ended December 31, 2023, 2022, and 2021, and the reviews of the financial statements included in our quarterly reports on Form 10-Q or services that are normally provided by KPMG in connection with statutory or regulatory filings or engagements for each of those fiscal years were $2.8 million, $2.8 million, and $2.5 million, respectively. These amounts also included fees associated with comfort letters and consents related to debt and equity offerings.

Audit-Related Fees

KPMG did not perform any assurance and related services in connection with the audit or review of our financial statements for the fiscal years ended December 31, 2023, 2022, and 2021 that were not included in the audit fees listed above.

Tax Fees

KPMG did not perform any tax related services for the years ended December 31, 2023, 2022, and 2021, except for certain tax related services in the amounts of $90.0 thousand and $43.5 thousand for the years ended December 31, 2022 and 2021, respectively, in connection with the preparation of calculations under Internal Revenue Code Section 280G.

All Other Fees

KPMG did not render services to us, other than those services covered in the section captioned “Audit Fees” and “Tax Fees” for the fiscal years ended December 31, 2023, 2022, and 2021.

Audit Committee Approval of Audit and Non-Audit Services

All audit and non-audit services and any services that exceed the annual limits set forth in our annual engagement letter for audit services must be pre-approved by the Audit Committee. The chair of the Audit Committee is authorized by the Audit Committee to pre-approve additional KPMG audit and non-audit services between meetings of the Audit Committee, provided that the additional services do not affect KPMG’s independence under applicable Commission rules and any such pre-approval is reported to the Audit Committee at its next meeting. For the year ended December 31, 2023, the Audit Committee did not approve additional KPMG audit or non-audit services other than those services covered in the section captioned “Audit Fees.” For the years ended December 31, 2022 and 2021, the Audit Committee of the Board pre-approved KPMG providing certain tax related services in the amounts of $90.0 thousand and $43.5 thousand, respectively, for the preparation of calculations under Internal Revenue Code Section 280G.

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
Eleventh Amended and Restated Agreement of Limited Partnership of EnLink Midstream Partners, LP, dated as of September 8, 2023 (incorporated by reference to Exhibit 3.14 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the Commission on November 1, 2023, file No. 001-36336).

4.1		—
Registration Rights Agreement, dated as of March 7, 2014, by and among Devon Gas Services, L.P., EnLink Midstream, LLC and, pursuant to a joinder thereto, dated as of July 18, 2018, GIP III Stetson II, L.P. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2014, filed with the Commission on March 11, 2014, file No. 001-36336).

4.2		—
Second Amended and Restated Registration Rights Agreement, dated as of October 26, 2023, by and among EnLink Midstream, LLC, Patton BIP HoldCo I LLC, Patton BIP HoldCo II LLC and OCM ENLK Holdings, LLC (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the Commission on November 1, 2023, file No. 001-36336).

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

4.8		—
Fourth Supplemental Indenture, dated as of July 14, 2016, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated July 11, 2016, filed with the Commission on July 14, 2016, file No. 001-36340).

4.9		—
Fifth Supplemental Indenture, dated as of May 11, 2017, by and between EnLink Midstream Partners, LP and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream Partners, LP’s Current Report on Form 8-K dated May 11, 2017, filed with the Commission on May 11, 2017, file No. 001-36340).

4.10		—
Indenture, dated as of April 9, 2019, by and between EnLink Midstream, LLC and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 4, 2019, filed with the Commission on April 9, 2019, file No. 001-36336).

4.11		—
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

4.13		—
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

10.3		—
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

10.4		—
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

10.5	*†	—	Form of Performance Unit Agreement made under the 2014 Plan.
10.6	†	—
EnLink Midstream, LLC 2023 Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed with the Commission on November 2, 2022, file No. 001-36336).

10.7	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Severance Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 18, 2019, filed with the Commission on September 23, 2019, file No. 001-36336).

10.8	†	—
Form of EnLink Midstream Operating, LP Amended and Restated Change in Control Agreement (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K dated December 31, 2021, filed with the Commission on February 16, 2022, file No. 001-36336).

10.9		—
Sale and Contribution Agreement, dated as of October 21, 2020, by and among EnLink Midstream Funding, LLC, EnLink Midstream Operating, LP, and the originators from time to time party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 21, 2020, filed with the Commission on October 22, 2020, file No. 001-36336).

10.10		—
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

10.11		—
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

10.12		—
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

10.13		—
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

10.14		—
Unit Repurchase Agreement, dated as of January 16, 2024, between EnLink Midstream, LLC, GIP III Stetson I, L.P. and GIP III Stetson II, L.P. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 16, 2024, filed with the Commission on January 16, 2024, file No. 001-36336).

21.1	*	—	List of Subsidiaries.
22.1	*	—	Subsidiary Guarantors.
23.1	*	—	Consent of KPMG LLP.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and the Principal Financial Officer of the Partnership pursuant to 18 U.S.C. Section 1350.
97.1	*†	—	Form of EnLink Midstream Operating, LP Policy Relating to Recovery of Erroneously Awarded Compensation.

101	*	—	The following financial information from EnLink Midstream, LLC's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, and (v) the notes to Consolidated Financial Statements.
104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________

*    Filed herewith.

†    As required by Item 15(a)(3), this Exhibit is identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLINK MIDSTREAM, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

February 21, 2024	By:	/s/ JESSE ARENIVAS
Jesse Arenivas
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the dates indicated by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESSE ARENIVAS	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2024
Jesse Arenivas

/s/ DEBORAH G. ADAMS	Director	February 21, 2024
Deborah G. Adams

/s/ TIFFANY THOM CEPAK	Director	February 21, 2024
Tiffany Thom Cepak

/s/ BENJAMIN M. DANIEL	Director	February 21, 2024
Benjamin M. Daniel

/s/ LELDON E. ECHOLS	Lead Independent Director	February 21, 2024
Leldon E. Echols

/s/ MATTHEW C. HARRIS	Chairman of the Board and Director	February 21, 2024
Matthew C. Harris

/s/ SCOTT E. TELESZ	Director	February 21, 2024
Scott E. Telesz

/s/ BENJAMIN D. LAMB	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Benjamin D. Lamb

/s/ J. PHILIPP ROSSBACH	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
J. Philipp Rossbach