Form 10-Q
period 2024-06-30
EnLink Midstream, LLC
filed 2024-08-07
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the Registrant had 461,449,461 common units outstanding.

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

ASC	The FASB Accounting Standards Codification.
ASC 820	ASC 820, Fair Value Measurements.
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

ASU	The FASB Accounting Standards Update.
Bbl	Barrel.
Bbtu	Billion British thermal units.
Bcf	Billion cubic feet.
Board	The board of directors of the Managing Member.
CCS	Carbon capture, transportation, and sequestration.
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

ENLC	EnLink Midstream, LLC together with its consolidated subsidiaries.
ENLK	EnLink Midstream Partners, LP or, when applicable, EnLink Midstream Partners, LP together with its consolidated subsidiaries.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	The Financial Accounting Standards Board.
FCDTCs	Futures and Cleared Derivatives Transactions Customer Agreements.
Federal Reserve	The Board of Governors of the Federal Reserve System of the United States.
GAAP	Generally accepted accounting principles in the United States of America.
Gal	Gallon.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5.8	$28.7
Accounts receivable:
Trade receivables (1)	59.9	85.9
Accrued revenue and other	583.3	581.4
Fair value of derivative assets	62.5	76.9
Other current assets	102.7	65.4
Total current assets	814.2	838.3
Property and equipment, net of accumulated depreciation of $5,357.9 and $5,137.2, respectively	6,313.4	6,407.0
Intangible assets, net of accumulated amortization of $1,114.9 and $1,051.2, respectively	729.9	793.6
Investment in unconsolidated affiliates	162.8	150.5
Fair value of derivative assets	11.3	27.0
Other assets, net	120.7	112.2
Total assets	$8,152.3	$8,328.6
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$86.9	$126.5
Accrued natural gas, NGLs, condensate, and crude oil purchases	433.2	428.0
Fair value of derivative liabilities	64.1	62.7
Current maturities of long-term debt	421.2	97.9
Other current liabilities	249.3	278.5
Total current liabilities	1,254.7	993.6
Long-term debt, net of unamortized issuance cost	4,236.2	4,471.0
Other long-term liabilities	79.0	98.0
Deferred tax liability, net	111.0	104.2
Fair value of derivative liabilities	13.1	26.7

Members’ equity:
Members’ equity (452,144,847 and 451,614,086 units issued and outstanding, respectively)	914.2	1,000.5
Accumulated other comprehensive income	3.8	0.7
Non-controlling interest	1,540.3	1,633.9
Total members’ equity	2,458.3	2,635.1
Commitments and contingencies (Note 13)
Total liabilities and members’ equity	$8,152.3	$8,328.6
____________________________
(1)There was no allowance for bad debt at June 30, 2024 and December 31, 2023.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Revenues:
Product sales	$1,278.6	$1,239.3	$2,683.6	$2,715.6
Midstream services	273.3	279.5	545.2	558.8
Gain (loss) on derivative activity	(0.8)	11.3	(29.8)	23.2
Total revenues	1,551.1	1,530.1	3,199.0	3,297.6
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization	1,062.6	1,019.0	2,213.0	2,290.9
Operating expenses	155.2	136.8	307.8	269.2
Depreciation and amortization	162.6	165.3	327.9	325.7
Impairments	—	—	14.2	—
(Gain) loss on disposition of assets	0.9	(0.8)	(0.8)	(1.2)
General and administrative	30.2	27.9	85.4	57.4
Total operating costs and expenses	1,411.5	1,348.2	2,947.5	2,942.0
Operating income	139.6	181.9	251.5	355.6
Other income (expense):
Interest expense, net of interest income	(66.7)	(68.8)	(132.1)	(137.3)
Income (loss) from unconsolidated affiliate investments	0.3	(4.6)	(0.5)	(4.7)
Other income	3.8	0.4	4.3	0.4
Total other expense	(62.6)	(73.0)	(128.3)	(141.6)
Income before non-controlling interest and income taxes	77.0	108.9	123.2	214.0
Income tax expense	(10.0)	(19.0)	(6.2)	(29.9)
Net income	67.0	89.9	117.0	184.1
Net income attributable to non-controlling interest	28.9	35.6	64.4	71.6
Net income attributable to ENLC	$38.1	$54.3	$52.6	$112.5
Net income attributable to ENLC per unit:
Basic common unit	$0.07	$0.12	$0.11	$0.24
Diluted common unit	$0.07	$0.12	$0.10	$0.24

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$67.0	$89.9	$117.0	$184.1
Unrealized gain on designated cash flow hedge (1)	0.1	5.7	3.1	4.5
Comprehensive income	67.1	95.6	120.1	188.6
Comprehensive income attributable to non-controlling interest	28.9	35.6	64.4	71.6
Comprehensive income attributable to ENLC	$38.2	$60.0	$55.7	$117.0
____________________________
(1)Includes tax expense of $0.2 million and $1.1 million for the three and six months ended June 30, 2024, respectively, and tax expense of $1.8 million and $1.4 million for the three and six months ended June 30, 2023, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, March 31, 2024	$892.5	448.8	$3.7	$1,642.9	$2,539.1
Conversion of unit-based awards for common units, net of units withheld for taxes	(1.6)	0.2	—	—	(1.6)
Unit-based compensation	5.2	—	—	—	5.2
Contributions from non-controlling interests	—	—	—	0.8	0.8
Distributions	(60.1)	—	—	(42.4)	(102.5)
Unrealized gain on designated cash flow hedge (1)	—	—	0.1	—	0.1
Exchange of Series B Preferred Units	95.1	7.0	—	(89.9)	5.2
Loss on exchange of Series B Preferred Units	(5.2)	—	—	—	(5.2)
Common units repurchased	(50.0)	(3.9)	—	—	(50.0)
Accrued common unit repurchase (2)(3)	0.2	—	—	—	0.2
Net income	38.1	—	—	28.9	67.0
Balance, June 30, 2024	$914.2	452.1	$3.8	$1,540.3	$2,458.3
____________________________
(1)Includes tax expense of $0.2 million for the three months ended June 30, 2024.
(2)Excludes the $23.1 million repurchase of ENLC common units held by GIP on April 29, 2024, which was accrued at March 31, 2024.
(3)Relates to the change in the repurchase accrual of ENLC common units held by GIP, which are contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. For additional information, see “Note 8—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, March 31, 2023	$1,238.7	467.1	$(1.2)	$1,604.4	$2,841.9
Conversion of unit-based awards for common units, net of units withheld for taxes	(0.1)	0.1	—	—	(0.1)
Unit-based compensation	4.5	—	—	—	4.5
Contributions from non-controlling interests	—	—	—	13.7	13.7
Distributions	(58.5)	—	—	(40.1)	(98.6)
Unrealized gain on designated cash flow hedge (1)	—	—	5.7	—	5.7
Adjustment related to the redemption of the mandatorily redeemable non-controlling interest (2)	0.8	—	—	—	0.8
Common units repurchased	(56.1)	(5.2)	—	—	(56.1)
Accrued common unit repurchase (3)	(27.5)	—	—	—	(27.5)
Net income	54.3	—	—	35.6	89.9
Balance, June 30, 2023	$1,156.1	462.0	$4.5	$1,613.6	$2,774.2
____________________________
(1)Includes tax expense of $1.8 million for the three months ended June 30, 2023.
(2)Relates to book-to-tax differences recorded upon the settlement of the mandatorily redeemable non-controlling interest.
(3)Relates to the change in the repurchase accrual of ENLC common units held by GIP, which are contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. For additional information, see “Note 8—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2023	$1,000.5	451.6	$0.7	$1,633.9	$2,635.1
Conversion of unit-based awards for common units, net of units withheld for taxes	(17.1)	2.8	—	—	(17.1)
Unit-based compensation	10.8	—	—	—	10.8
Contributions from non-controlling interests	—	—	—	13.8	13.8
Distributions	(122.5)	—	—	(81.9)	(204.4)
Unrealized gain on designated cash flow hedge (1)	—	—	3.1	—	3.1
Exchange of Series B Preferred Units	95.1	7.0	—	(89.9)	5.2
Loss on exchange of Series B Preferred Units	(5.2)	—	—	—	(5.2)
Common units repurchased (2)	(77.1)	(9.3)	—	—	(77.1)
Accrued common unit repurchase (3)	(22.9)	—	—	—	(22.9)
Net income	52.6	—	—	64.4	117.0
Balance, June 30, 2024	$914.2	452.1	$3.8	$1,540.3	$2,458.3
____________________________
(1)Includes tax expense of $1.1 million for the six months ended June 30, 2024.
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7
Conversion of unit-based awards for common units, net of units withheld for taxes	(16.9)	2.6	—	—	(16.9)
Unit-based compensation	8.5	—	—	—	8.5
Contributions from non-controlling interests	—	—	—	22.1	22.1
Distributions	(120.2)	—	—	(82.5)	(202.7)
Unrealized gain on designated cash flow hedge (1)	—	—	4.5	—	4.5
Adjustment related to the redemption of the mandatorily redeemable non-controlling interest (2)	0.8	—	—	—	0.8
Repurchase of Series C Preferred Units	—	—	—	(3.9)	(3.9)
Common units repurchased	(107.5)	(9.6)	—	—	(107.5)
Accrued common unit repurchase (3)	(27.5)	—	—	—	(27.5)
Net income	112.5	—	—	71.6	184.1
Balance, June 30, 2023	$1,156.1	462.0	$4.5	$1,613.6	$2,774.2
____________________________
(1)Includes tax expense of $1.4 million for the six months ended June 30, 2023.
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Six Months Ended June 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$117.0	$184.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	327.9	325.7
Gain on disposition of assets	(0.8)	(1.2)
Non-cash unit-based compensation	10.8	8.5
Non-cash (gain) loss on derivatives recognized in net income	22.1	(3.9)
Amortization of debt issuance costs and net discount of senior unsecured notes	3.0	3.3
Deferred income tax expense	5.8	29.6
Loss from unconsolidated affiliate investments	0.5	4.7
Impairments	14.2	—
Other operating activities	(2.1)	2.3
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, accrued revenue, and other	24.5	183.1
Product inventory, prepaid expenses, and other	(36.0)	66.6
Accounts payable, accrued product purchases, and other accrued liabilities	(31.0)	(215.0)
Net cash provided by operating activities	455.9	587.8
Cash flows from investing activities:
Additions to property and equipment	(210.8)	(203.1)
Contributions to unconsolidated affiliate investments	(20.1)	(49.7)
Other investing activities	(3.2)	3.7
Net cash used in investing activities	(234.1)	(249.1)
Cash flows from financing activities:
Proceeds from borrowings	1,377.5	2,004.1
Repayments on borrowings	(1,292.0)	(1,989.0)
Distributions to members	(122.5)	(120.2)
Distributions to non-controlling interests	(81.9)	(82.5)
Earnout payments	(2.5)	—
Payment to redeem mandatorily redeemable non-controlling interest	—	(10.5)
Repurchase of Series C Preferred Units	—	(3.9)
Contributions from non-controlling interests	13.8	22.1
Common unit repurchases	(118.6)	(107.5)
Payment of taxes related to the conversion of unit-based awards for common units	(17.1)	(16.9)
Other financing activities	(1.4)	(2.2)
Net cash used in financing activities	(244.7)	(306.5)
Net increase (decrease) in cash and cash equivalents	(22.9)	32.2
Cash and cash equivalents, beginning of period	28.7	22.6
Cash and cash equivalents, end of period	$5.8	$54.8

Supplemental disclosures of cash flow information:
Cash paid for interest	$133.6	$131.1
Cash paid for income taxes	$0.6	$1.0
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$28.2	$11.6
Non-cash accrual of property and equipment	$(21.2)	$15.7
Non-cash financing activities:
Issuance of ENLC common units from Series B Preferred Units exchange	$95.1	$—
Redemption of Series B Preferred Units from Series B Preferred Units exchange	$(89.9)	$—

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2024
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

a.Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” As of June 30, 2024, GIP, through GIP III Stetson I, L.P. and GIP III Stetson II, L.P, owns 45.0% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP III Stetson I, L.P. maintains control over the Managing Member through its ownership of all of the equity interests in the Managing Member. ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

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

As of June 30, 2024, our midstream infrastructure network includes approximately 13,600 miles of pipelines, 25 natural gas processing plants with approximately 5.9 Bcf/d of processing capacity, seven fractionators with approximately 316,300 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

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

Contractually Committed Fees	Commitments (1)
2024 (remaining)	$85.3
2025	157.1
2026	159.3
2027	130.9
2028	127.1
Thereafter	1,133.5
Total	$1,793.2
____________________________
(1)The contractually committed fees include $19.8 million in 2025, $33.8 million in 2026, $33.7 million in 2027, $33.8 million in 2028, and $722.9 million from 2029 through 2050 for MVCs under our transportation services agreement with a subsidiary of ExxonMobil. We may not realize the full value of these fees or realize them in different periods under any financial arrangement entered into in respect of the Pecan Island transportation agreement. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Recent Developments” for additional information.

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

We did not record any impairment expense for the three months ended June 30, 2024 and the three and six months ended June 30, 2023.

d.Non-controlling Interests

Our non-controlling interests are comprised of Series B Preferred Units, Series C Preferred Units, NGP’s 49.9% share of the Delaware Basin JV, and Marathon Petroleum Corporation’s 50.0% share of the Ascension JV. Certain of our joint venture arrangements provide us or our joint venture partners with the right, under certain circumstances, to cause a purchase or sale of interest in the joint venture or to seek to sell the entire joint venture. At any time after June 30, 2025, NGP has the right to arrange a sale of the Delaware Basin JV for the best available price; provided that, if NGP exercises this right, we are permitted, but not required, to purchase NGP’s interest at a certain call price.

e.Recent Accounting Pronouncements

On November 27, 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” (“ASU 2023-07”). ASU 2023-07 amends reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The impact of ASU 2023-07 would be limited to the disclosures within the footnotes of the consolidated financial statements.

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” (“ASU 2023-09”). ASU 2023-09 is intended to improve the transparency of income tax disclosures by requiring

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Six Months Ended June 30, 2024
Customer relationships, beginning of period	$1,844.8	$(1,051.2)	$793.6
Amortization expense	—	(63.7)	(63.7)
Customer relationships, end of period	$1,844.8	$(1,114.9)	$729.9

Amortization expense was $31.9 million for each of the three months ended June 30, 2024 and 2023 and $63.7 million and $63.8 million for the six months ended June 30, 2024 and 2023, respectively.

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2024 (remaining)	$63.9
2025	110.2
2026	106.3
2027	106.3
2028	106.3
Thereafter	236.9
Total	$729.9

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(4) Related Party Transactions

(a)    Transactions with the Cedar Cove JV

We process natural gas and purchase the related residue natural gas and NGLs from the Cedar Cove JV. We recorded the following amounts (in millions) on our consolidated balance sheets related to our transactions with the Cedar Cove JV:

	June 30, 2024	December 31, 2023
Accrued natural gas, NGLs, condensate, and crude oil purchases	$0.3	$0.3

We recorded the following amounts (in millions) on our consolidated statements of operations related to our transactions with the Cedar Cove JV:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Midstream services revenue	$0.5	$0.6	$1.0	$1.3
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1.4)	(2.5)	(2.8)	(4.0)

(b)    Transactions with GIP

GIP Repurchase Agreement. On January 16, 2024, we entered into a new repurchase agreement with GIP with terms substantially similar to the repurchase agreement with GIP for 2023 entered into on December 20, 2022, which repurchase agreement terminated on December 31, 2023 in accordance with its terms. The current repurchase agreement will renew for successive one-year terms (each, a “Renewal Year”) on January 1 of each Renewal Year, with the first Renewal Year beginning on January 1, 2025, unless either the Company or the GIP Entities elects to terminate the Repurchase Agreement prior to the start of any Renewal Year, during a two-week period in December preceding the applicable Renewal Year. See “Note 8—Members’ Equity” for additional information on the activity related to the GIP repurchase agreement.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(5) Long-Term Debt

As of June 30, 2024 and December 31, 2023, long-term debt consisted of the following (in millions):

	June 30, 2024			December 31, 2023
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Revolving Credit Facility due 2027 (1)	$229.0	$—	$229.0	$—	$—	$—
AR Facility due 2025 (2)	254.4	—	254.4	300.0	—	300.0
ENLK’s 4.40% Senior unsecured notes due 2024	—	—	—	97.9	—	97.9
ENLK’s 4.15% Senior unsecured notes due 2025	421.6	—	421.6	421.6	—	421.6
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.1)	490.9	491.0	(0.2)	490.8
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLC’s 6.50% Senior unsecured notes due 2030	1,000.0	(2.5)	997.5	1,000.0	(2.7)	997.3
ENLK’s 5.60% Senior unsecured notes due 2044	350.0	(0.2)	349.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	450.0	(4.9)	445.1	450.0	(5.0)	445.0
ENLK’s 5.45% Senior unsecured notes due 2047	500.0	(0.1)	499.9	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,694.7	$(7.8)	4,686.9	$4,609.2	$(8.2)	4,601.0
Debt issuance cost (3)			(29.5)			(32.1)
Less: Current maturities of long-term debt (4)(5)			(421.2)			(97.9)
Long-term debt, net of unamortized issuance cost			$4,236.2			$4,471.0
____________________________
(1)The effective interest rate was 6.9% at June 30, 2024.
(2)The effective interest rate was 6.3% and 6.4% at June 30, 2024 and December 31, 2023, respectively.
(3)Net of accumulated amortization of $22.6 million and $20.0 million at June 30, 2024 and December 31, 2023, respectively.
(4)The outstanding balance, net of debt issuance costs, of ENLK’s 4.40% senior unsecured notes are classified as “Current maturities of long-term debt” in the consolidated balance sheet as of December 31, 2023 as these notes matured on April 1, 2024.
(5)The outstanding balance, net of debt issuance costs, of ENLK’s 4.15% senior unsecured notes are classified as “Current maturities of long-term debt” in the consolidated balance sheet as of June 30, 2024 as these notes mature on June 1, 2025.

Revolving Credit Facility

The Revolving Credit Facility permits ENLC to borrow up to $1.4 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. There were $229.0 million in outstanding borrowings under the Revolving Credit Facility and $14.6 million in outstanding letters of credit as of June 30, 2024.

At June 30, 2024, we were in compliance with and expect to be in compliance with the financial covenants of the Revolving Credit Facility for at least the next twelve months.

AR Facility

On October 21, 2020, the SPV entered into the AR Facility. We are the primary beneficiary of the SPV, and we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $600.6 million as of June 30, 2024. As of June 30, 2024, the AR Facility had a borrowing base of $345.5 million and there were $254.4 million in outstanding borrowings under the AR Facility.

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. Depending on our operational needs, we may not borrow the total amount available for borrowings.

At June 30, 2024, we were in compliance with and expect to be in compliance with the financial covenants of the AR Facility for at least the next twelve months.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(6) Income Taxes

The components of our income tax expense are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Current income tax expense	$(0.2)	$(0.2)	$(0.4)	$(0.3)
Deferred income tax expense	(9.8)	(18.8)	(5.8)	(29.6)
Income tax expense	$(10.0)	$(19.0)	$(6.2)	$(29.9)

The following schedule reconciles income tax expense and the amount calculated by applying the statutory U.S. federal tax rate to income before non-controlling interest and income taxes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected income tax expense based on federal statutory tax rate	$(8.3)	$(15.4)	$(10.5)	$(29.9)
State income tax expense, net of federal benefit	(1.1)	(2.0)	(1.5)	(3.8)
Unit-based compensation (1)	0.4	0.1	7.7	6.6
Other	(1.0)	(1.7)	(1.9)	(2.8)
Income tax expense	$(10.0)	$(19.0)	$(6.2)	$(29.9)
____________________________
(1)Related to book-to-tax differences recorded upon the vesting of unit-based awards.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax liabilities, net of deferred tax assets, are included in “Deferred tax liability, net” in the consolidated balance sheets. As of June 30, 2024, we had $784.9 million of deferred tax assets, net of a $1.2 million valuation allowance, and $895.9 million of deferred tax liabilities for net deferred tax liabilities of $111.0 million. As of December 31, 2023, we had $758.3 million of deferred tax assets, net of a $1.2 million valuation allowance, and $862.5 million of deferred tax liabilities for net deferred tax liabilities of $104.2 million.

As of June 30, 2024, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(7) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of June 30, 2024 and December 31, 2023, there were 48,760,039 and 54,575,638 Series B Preferred Units issued and outstanding, respectively.

Conversion

Series B Preferred Units are exchangeable for ENLC common units in an amount equal to the number of applicable Series B Preferred Units multiplied by the exchange ratio of 1.15, subject to certain adjustments. The exchange is subject to ENLK’s option to pay cash instead of ENLC issuing additional ENLC common units, and can occur in whole or in part at the option of the holder of the Series B Preferred Units at any time, or in whole at our option, provided the daily volume-weighted average closing price of the ENLC common units for the 30 trading days ending two trading days prior to the exchange is greater than 150% of the $15.00 per Series B Preferred Unit issue price divided by the conversion ratio of 1.15.

A summary of the exchange activity by the holders of the Series B Preferred Units during the three months ended June 30, 2024 is provided below (in millions, except per unit amounts):

	Series B Preferred Units Canceled	Series B Preferred Units Exchanged			ENLC Common Units Issued		Loss on Exchange of Series B Preferred Units
Transaction date	Units	Units		$	Units	$	$
April 2024	2,604,046	2,608,696	(1)	$38.3	3,000,000	$41.2	$(2.9)
May 2024	3,478,262	3,478,262		$51.6	4,000,000	$53.9	$(2.3)
____________________________
(1)Includes 4,650 accrued and unpaid Series B Preferred Units that holders were entitled to receive in a PIK Distribution in respect of the first quarter of 2024 as of the date of the exchange of such Series B Preferred Units.

In July 2024, the holders of the Series B Preferred Units exchanged 8,695,654 Series B Preferred Units into 10,000,000 ENLC common units. Additionally, on August 5, 2024, we purchased 12,698,414 Series B Preferred Units for $200.2 million. Subsequent to these post-quarter exchanges and the unit purchase, there were 27,365,971 outstanding Series B Preferred Units as of August 7, 2024, the date of this report.

Transfer Fee

Holders of Series B Preferred Units must pay a $0.15 fee (A) on each Series B Preferred Unit that is transferred to (i) anyone other than an affiliate of such holder or (ii) another holder, or (B) following the exchange of each Series B Preferred Unit into an ENLC common unit, upon the sale of each ENLC common unit in a registered offering. An initial non-refundable fee of $3.5 million, which will be credited against and reduce any fees payable upon a subsequent transfer or registered sale, was received from the holders of the Series B Preferred Units in May 2024 in connection with the exchange of Series B Preferred Units in April 2024, and was recorded as “Other income” in the consolidated statements of operations for the three and six months ended June 30, 2024.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Income and Distributions

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the six months ended June 30, 2024 and 2023 is provided below:

Declaration period	PIK Distribution	Cash distribution (in millions)	Date paid/payable
2024
Fourth Quarter of 2023	136,439	$15.3	February 9, 2024
First Quarter of 2024	130,270	$14.7	May 14, 2024
Second Quarter of 2024 (1)	—	$12.8	August 14, 2024

2023
Fourth Quarter of 2022	—	$17.3	February 13, 2023
First Quarter of 2023	135,421	$15.2	May 12, 2023
Second Quarter of 2023	135,759	$15.3	August 11, 2023
____________________________
(1)On September 8, 2023, we amended and restated the limited partnership agreement of ENLK (the “ENLK LPA”) to terminate the rights of the holders of the Series B Preferred Units to receive PIK distributions beginning with the quarter ending June 30, 2024, and in connection with such termination of PIK distributions, increase the cash distribution per Series B Preferred Unit from $0.28125 to $0.31875, in addition to the continued payment of the Series B Excess Cash Payment Amount (as defined in the ENLK LPA).

Allocation of Taxable Income to the Series B Preferred Units

For tax purposes, holders of Series B Preferred Units are allocated items of gross income from ENLK in respect of each Series B Preferred Unit until the cumulative amount of gross income so allocated equals the cumulative amount of distributions made in respect of such Series B Preferred Unit, but not in excess of the positive net income of ENLK for the allocation year (the “Allocation Cap”). As of June 30, 2024, due to the application of the Allocation Cap, the cumulative amount of distributions made in respect of each Series B Preferred Unit exceeded the cumulative amount of gross income allocated to each Series B Preferred Unit by $7.32 per Series B Preferred Unit (the “Catch-Up Income Allocation”). As a result, holders of Series B Preferred Units will ultimately be allocated taxable income during future periods equal to the Catch-Up Income Allocation plus the amount of distributions received in respect of Series B Preferred Units, if ENLK generates positive net income.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Series C Preferred Units

As of June 30, 2024 and December 31, 2023, there were 366,500 Series C Preferred Units issued and outstanding.

Distributions

Income is allocated to the Series C Preferred Units in an amount equal to the earned distribution for the respective reporting period. A summary of the distribution activity relating to the Series C Preferred Units is provided below:

Declaration period (1)	Distribution rate (2)	Cash distribution (in millions)	Date paid/payable
2024
December 15, 2023 – March 14, 2024	9.749%	$9.0	March 15, 2024
March 15, 2024 – June 14, 2024	9.701%	$9.1	June 17, 2024
June 15, 2024 – September 14, 2024	9.716%	$9.0	September 16, 2024

2023
December 15, 2022 – March 14, 2023	8.846%	$8.4	March 15, 2023
March 15, 2023 – June 14, 2023	9.051%	$8.7	June 15, 2023
June 15, 2023 – September 14, 2023	9.618%	$9.3	September 15, 2023
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

(8) Members’ Equity

a.Common Unit Repurchase Program

The table below provides a summary of the Board’s authorizations of the 2023 and 2024 common unit repurchase programs.

Date	Board Action	Authorized Amount (in millions)(1)
December 2022	Reauthorization of common unit repurchase program and set amount available for repurchases for 2023	$200
November 2023	Increase in 2023 common unit repurchase program	$50
December 2023	Reauthorization of common unit repurchase program and set amount available for repurchases for 2024	$200
July 2024	Increase in 2024 common unit repurchase program	$50
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes our ENLC common unit repurchase activity for the periods presented (in millions, except for unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Publicly held ENLC common units	2,035,157	3,230,504	4,201,962	5,437,809
ENLC common units held by GIP (1)	1,862,695	1,910,877	5,143,332	4,147,987
Total ENLC common units	3,897,852	5,141,381	9,345,294	9,585,796

Aggregate cost for publicly held ENLC common units	$27.1	$32.2	$54.0	$59.0
Aggregate cost for ENLC common units held by GIP	23.1	23.2	64.6	47.8
Excise tax on common unit repurchases	(0.2)	0.7	—	0.7
Total aggregate cost for ENLC common units	$50.0	$56.1	$118.6	$107.5

Average price paid per publicly held ENLC common unit (2)	$13.32	$9.96	$12.85	$10.85
Average price paid per ENLC common unit held by GIP (2)(3)	$12.40	$12.12	$12.56	$11.53
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

Additionally, on August 5, 2024, we repurchased 1,718,847 ENLC common units held by GIP at an aggregate cost of $22.9 million, or an average of $13.31 per common unit. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended June 30, 2024. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the GIP units. As of June 30, 2024, $22.9 million is classified as “Other current liabilities” in the consolidated balance sheets related to our obligation to repurchase our common units from GIP. See “Note 4—Related Party Transactions” for additional information relating to the GIP repurchase agreement.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributed earnings allocated to:
Common units (1)	$59.8	$57.8	$119.6	$116.4
Unvested unit-based awards (1)	0.8	1.0	1.5	1.9
Total distributed earnings	$60.6	$58.8	$121.1	$118.3
Distribution in excess of earnings:
Common units	$(27.4)	$(4.4)	$(72.8)	$(5.7)
Unvested unit-based awards	(0.3)	(0.1)	(0.9)	(0.1)
Total distribution in excess of earnings	$(27.7)	$(4.5)	$(73.7)	$(5.8)
Net income attributable to ENLC allocated to:
Common units (2)	$32.4	$53.4	$46.8	$110.7
Unvested unit-based awards (2)	0.5	0.9	0.6	1.8
Total net income attributable to ENLC (2)	$32.9	$54.3	$47.4	$112.5
Net income attributable to ENLC per unit:
Basic (2)	$0.07	$0.12	$0.11	$0.24
Diluted (2)	$0.07	$0.12	$0.10	$0.24
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.
(2)Includes the loss on exchange of Series B Preferred Units.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average units outstanding:
Weighted average common units outstanding	451.4	462.7	451.3	465.8
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	451.4	462.7	451.3	465.8
Dilutive effect of unvested restricted units	2.7	4.0	2.7	4.1
Total weighted average diluted common units outstanding	454.1	466.7	454.0	469.9

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Distributions

A summary of our distribution activity related to the ENLC common units for the six months ended June 30, 2024 and 2023, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2024
Fourth Quarter of 2023	$0.1325	February 9, 2024
First Quarter of 2024	$0.1325	May 14, 2024
Second Quarter of 2024	$0.1325	August 14, 2024

2023
Fourth Quarter of 2022	$0.1250	February 13, 2023
First Quarter of 2023	$0.1250	May 12, 2023
Second Quarter of 2023	$0.1250	August 11, 2023

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(9) Derivatives

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

The components of the unrealized gain on designated cash flow hedge related to changes in the fair value of our interest rate swap are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in fair value of interest rate swap	$0.3	$7.5	$4.2	$5.9
Tax expense	(0.2)	(1.8)	(1.1)	(1.4)
Unrealized gain on designated cash flow hedge	$0.1	$5.7	$3.1	$4.5

The fair value of derivative assets and liabilities related to the interest rate swap are as follows (in millions):

	June 30, 2024	December 31, 2023
Fair value of derivative assets—current	$4.4	$3.3
Fair value of derivative assets—long-term	0.7	—
Fair value of derivative liabilities—long-term	—	(2.4)
Net fair value of interest rate swap	$5.1	$0.9

Interest income is recognized from accumulated other comprehensive income from the monthly settlement of our interest rate swap and was included in our consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1.5	$1.1	$3.0	$1.6

We expect to recognize an additional $4.4 million of interest income out of accumulated other comprehensive income (loss) over the next twelve months.

Commodity Derivatives

We manage our exposure to changes in commodity prices by hedging the impact of market fluctuations by utilizing various over-the-counter and exchange-traded commodity financial instrument contracts. Commodity swaps and futures are used both to manage and hedge price and location risk related to these market exposures and to manage margins on offsetting fixed-price purchase or sale commitments for physical quantities of crude, condensate, natural gas, and NGLs. We do not designate commodity swaps or futures as cash flow or fair value hedges for hedge accounting treatment under ASC 815, Derivatives and Hedging. Therefore, changes in the fair value of our derivatives are recorded in revenue in the period incurred. In addition, our commodity risk management policy does not allow us to take speculative positions with our derivative contracts.

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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity derivatives are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Change in fair value of derivatives	$4.0	$5.3	$(22.1)	$3.9
Realized gain (loss) on derivatives	(4.8)	6.0	(7.7)	19.3
Gain (loss) on derivative activity	$(0.8)	$11.3	$(29.8)	$23.2

The fair value of derivative assets and liabilities related to commodity derivatives are as follows (in millions):

	June 30, 2024	December 31, 2023
Fair value of derivative assets—current	$58.1	$73.6
Fair value of derivative assets—long-term	10.6	27.0
Fair value of derivative liabilities—current	(64.1)	(62.7)
Fair value of derivative liabilities—long-term	(13.1)	(24.3)
Net fair value of commodity derivatives	$(8.5)	$13.6

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity derivatives that we held for price risk management purposes and the related physical offsets at June 30, 2024 (in millions, except volumes). The remaining term of the contracts extend no later than January 2029.

Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	MMgals	(126.4)	$(13.9)
NGL (long contracts)	Swaps	MMgals	63.6	(0.1)
Natural gas (short contracts)	Swaps and futures	Bbtu	(116.7)	50.7
Natural gas (long contracts)	Swaps and futures	Bbtu	105.5	(45.7)
Crude and condensate (short contracts)	Swaps and futures	MMbbls	(6.6)	(5.6)
Crude and condensate (long contracts)	Swaps and futures	MMbbls	1.3	6.1
Total fair value of commodity derivatives				$(8.5)

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. Additionally, we have entered into FCDTCs that allow for netting of futures contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap and futures contracts, the maximum loss on our gross receivable position of $68.7 million as of June 30, 2024 would be reduced to $2.7 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs and the FCDTCs.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(10) Fair Value Measurements

Derivative assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	June 30, 2024	December 31, 2023
Interest rate swap (1)	$5.1	$0.9
Commodity derivatives (2)	$(8.5)	$13.6
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

Long-term debt, including current maturities of long-term debt. The carrying value and estimated fair value of our outstanding debt balances are disclosed below (in millions):

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,657.4	$4,495.9	$4,568.9	$4,427.0
____________________________
(1)The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance cost, net of accumulated amortization, of $29.5 million and $32.1 million as of June 30, 2024 and December 31, 2023, respectively. The respective fair values do not factor in debt issuance costs.

The fair values of all senior unsecured notes as of June 30, 2024 and December 31, 2023 were based on Level 2 inputs from third-party market quotations.

The carrying amounts of our cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(11) Segment Information

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profit. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2024
Natural gas sales	$15.3	$110.9	$19.9	$31.4	$—	$177.5
NGL sales	(6.2)	665.5	(0.6)	(3.6)	—	655.1
Crude oil and condensate sales	410.4	—	34.7	—	—	445.1
Other	—	—	—	0.9	—	0.9
Product sales	419.5	776.4	54.0	28.7	—	1,278.6
NGL sales—related parties	237.6	9.0	105.6	68.5	(420.7)	—
Crude oil and condensate sales—related parties	—	—	—	3.6	(3.6)	—
Product sales—related parties	237.6	9.0	105.6	72.1	(424.3)	—
Gathering and transportation	41.6	27.9	64.7	41.0	—	175.2
Processing	14.5	0.6	35.4	21.9	—	72.4
NGL services	—	13.9	—	—	—	13.9
Crude services	6.2	—	3.2	0.2	—	9.6
Other services	1.7	0.1	0.2	0.2	—	2.2
Midstream services	64.0	42.5	103.5	63.3	—	273.3
NGL services—related parties	—	—	—	1.0	(1.0)	—
Midstream services—related parties	—	—	—	1.0	(1.0)	—
Revenue from contracts with customers	721.1	827.9	263.1	165.1	(425.3)	1,551.9
Realized gain (loss) on derivatives	2.4	(7.3)	(1.0)	1.1	—	(4.8)
Change in fair value of derivatives	(1.3)	5.6	0.8	(1.1)	—	4.0
Total revenues	722.2	826.2	262.9	165.1	(425.3)	1,551.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(552.6)	(710.8)	(135.5)	(89.0)	425.3	(1,062.6)
Operating expenses	(76.5)	(31.1)	(23.9)	(23.7)	—	(155.2)
Segment profit	$93.1	$84.3	$103.5	$52.4	$—	$333.3
Capital expenditures	$31.6	$21.3	$25.0	$7.1	$1.2	$86.2

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2023
Natural gas sales	$76.4	$92.5	$32.9	$16.7	$—	$218.5
NGL sales	—	648.6	0.4	(1.9)	—	647.1
Crude oil and condensate sales	294.4	52.6	26.7	—	—	373.7
Product sales	370.8	793.7	60.0	14.8	—	1,239.3
NGL sales—related parties	204.1	5.3	102.3	66.2	(377.9)	—
Crude oil and condensate sales—related parties	—	—	—	2.8	(2.8)	—
Product sales—related parties	204.1	5.3	102.3	69.0	(380.7)	—
Gathering and transportation	29.3	18.7	60.5	51.9	—	160.4
Processing	14.5	0.1	36.4	30.5	—	81.5
NGL services	—	17.4	—	0.1	—	17.5
Crude services	7.0	5.6	4.9	0.2	—	17.7
Other services	1.6	0.3	0.2	0.3	—	2.4
Midstream services	52.4	42.1	102.0	83.0	—	279.5
NGL services—related parties	—	—	—	0.8	(0.8)	—
Midstream services—related parties	—	—	—	0.8	(0.8)	—
Revenue from contracts with customers	627.3	841.1	264.3	167.6	(381.5)	1,518.8
Realized gain (loss) on derivatives	5.4	(7.8)	1.9	6.5	—	6.0
Change in fair value of derivatives	(7.9)	18.2	2.0	(7.0)	—	5.3
Total revenues	624.8	851.5	268.2	167.1	(381.5)	1,530.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(479.9)	(715.0)	(130.5)	(75.1)	381.5	(1,019.0)
Operating expenses	(53.1)	(32.0)	(27.0)	(24.7)	—	(136.8)
Segment profit	$91.8	$104.5	$110.7	$67.3	$—	$374.3
Capital expenditures	$51.6	$17.7	$22.1	$11.8	$1.5	$104.7

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2024
Natural gas sales	$119.5	$230.5	$52.7	$56.3	$—	$459.0
NGL sales	(12.8)	1,433.6	(1.6)	(8.4)	—	1,410.8
Crude oil and condensate sales	747.0	—	65.6	—	—	812.6
Other	—	—	—	1.2	—	1.2
Product sales	853.7	1,664.1	116.7	49.1	—	2,683.6
Natural gas sales—related parties	—	0.1	—	—	(0.1)	—
NGL sales—related parties	495.2	18.5	214.3	139.1	(867.1)	—
Crude oil and condensate sales—related parties	—	—	—	6.9	(6.9)	—
Product sales—related parties	495.2	18.6	214.3	146.0	(874.1)	—
Gathering and transportation	81.3	52.3	120.5	86.6	—	340.7
Processing	31.5	1.2	69.0	49.5	—	151.2
NGL services	—	31.2	—	0.1	—	31.3
Crude services	10.0	0.1	6.9	0.4	—	17.4
Other services	3.6	0.2	0.3	0.5	—	4.6
Midstream services	126.4	85.0	196.7	137.1	—	545.2
NGL services—related parties	—	—	—	1.5	(1.5)	—
Midstream services—related parties	—	—	—	1.5	(1.5)	—
Revenue from contracts with customers	1,475.3	1,767.7	527.7	333.7	(875.6)	3,228.8
Realized loss on derivatives	(4.4)	(0.9)	(2.0)	(0.4)	—	(7.7)
Change in fair value of derivatives	(3.7)	(13.9)	(3.3)	(1.2)	—	(22.1)
Total revenues	1,467.2	1,752.9	522.4	332.1	(875.6)	3,199.0
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,134.7)	(1,500.3)	(283.3)	(170.3)	875.6	(2,213.0)
Operating expenses	(150.4)	(57.9)	(49.9)	(49.6)	—	(307.8)
Segment profit	$182.1	$194.7	$189.2	$112.2	$—	$678.2
Capital expenditures	$80.2	$52.9	$36.8	$17.6	$2.1	$189.6

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2023
Natural gas sales	$205.7	$224.3	$99.7	$31.2	$—	$560.9
NGL sales	0.4	1,506.5	9.0	(2.9)	—	1,513.0
Crude oil and condensate sales	481.1	109.2	51.4	—	—	641.7
Product sales	687.2	1,840.0	160.1	28.3	—	2,715.6
NGL sales—related parties	441.6	9.7	220.3	145.7	(817.3)	—
Crude oil and condensate sales—related parties	—	—	—	5.5	(5.5)	—
Product sales—related parties	441.6	9.7	220.3	151.2	(822.8)	—
Gathering and transportation	52.6	38.7	115.3	104.0	—	310.6
Processing	28.5	0.4	71.7	62.6	—	163.2
NGL services	—	45.2	—	0.1	—	45.3
Crude services	13.0	12.1	9.4	0.4	—	34.9
Other services	3.3	0.7	0.3	0.5	—	4.8
Midstream services	97.4	97.1	196.7	167.6	—	558.8
NGL services—related parties	—	—	—	1.4	(1.4)	—
Midstream services—related parties	—	—	—	1.4	(1.4)	—
Revenue from contracts with customers	1,226.2	1,946.8	577.1	348.5	(824.2)	3,274.4
Realized gain (loss) on derivatives	1.4	(0.6)	3.9	14.6	—	19.3
Change in fair value of derivatives	(1.6)	9.2	0.6	(4.3)	—	3.9
Total revenues	1,226.0	1,955.4	581.6	358.8	(824.2)	3,297.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(937.0)	(1,688.9)	(324.5)	(164.7)	824.2	(2,290.9)
Operating expenses	(101.2)	(65.6)	(51.7)	(50.7)	—	(269.2)
Segment profit	$187.8	$200.9	$205.4	$143.4	$—	$737.5
Capital expenditures	$108.3	$30.0	$47.8	$29.9	$2.8	$218.8

The following table reconciles segment profit to income before non-controlling interest and income taxes in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment profit	$333.3	$374.3	$678.2	$737.5
Depreciation and amortization	(162.6)	(165.3)	(327.9)	(325.7)
Impairments	—	—	(14.2)	—
Gain (loss) on disposition of assets	(0.9)	0.8	0.8	1.2
General and administrative	(30.2)	(27.9)	(85.4)	(57.4)
Interest expense, net of interest income	(66.7)	(68.8)	(132.1)	(137.3)
Income (loss) from unconsolidated affiliate investments	0.3	(4.6)	(0.5)	(4.7)
Other income	3.8	0.4	4.3	0.4
Income before non-controlling interest and income taxes	$77.0	$108.9	$123.2	$214.0

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of June 30, 2024 and December 31, 2023 (in millions):

Segment Identifiable Assets:	June 30, 2024	December 31, 2023
Permian	$2,813.0	$2,813.6
Louisiana	2,000.9	2,031.8
Oklahoma	2,177.8	2,275.8
North Texas	943.7	1,017.7
Corporate (1)	216.9	189.7
Total identifiable assets	$8,152.3	$8,328.6
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(12) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	June 30, 2024	December 31, 2023
Product inventory	$73.3	$46.4
Prepaid expenses and other	29.4	19.0
Other current assets	$102.7	$65.4

Other current liabilities:	June 30, 2024	December 31, 2023
Accrued interest	$62.9	$63.4
Accrued wages and benefits, including taxes	15.3	23.2
Accrued ad valorem taxes	23.3	33.3
Capital expenditure accruals	41.0	64.6
Short-term lease liability	36.6	28.2
Operating expense accruals	19.7	21.5
Accrued common unit repurchase	22.9	41.5
Other	27.6	2.8
Other current liabilities	$249.3	$278.5

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(13) Commitments and Contingencies

In February 2021, the areas in which we operate experienced a severe winter storm, with extreme cold, ice, and snow occurring over an unprecedented period of approximately 10 days (“Winter Storm Uri”). As a result of Winter Storm Uri, we have encountered customer billing disputes related to the delivery of natural gas during the storm, including one that resulted in litigation. The litigation was between one of our subsidiaries, EnLink Gas Marketing, LP (“EnLink Gas”), and Koch Energy Services, LLC in the 162nd District Court in Dallas County, Texas. In April 2024, we settled this matter and all claims related to this dispute have been dismissed.

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

The following customers individually represented greater than 10% of our consolidated revenues for the three and six months ended June 30, 2024 and 2023. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
The Dow Chemical Company (1)	11.0%	11.5%	10.7%	11.5%
Marathon Petroleum Corporation (2)	18.1%	19.6%	21.6%	19.8%
____________________________
(1)The Dow Chemical Company together with its consolidated subsidiaries.
(2)Marathon Petroleum Corporation together with its consolidated subsidiaries.

CCS Business

We are continuing to work on building a carbon transportation business in support of CCS activity along the Gulf Coast, including the Mississippi River corridor in Louisiana, one of the highest CO2 emitting regions in the United States. We believe that CCS remains an important solution to address carbon emissions by industrial emitters and that our existing asset footprint, including our extensive network of natural gas pipelines in Louisiana, our operating expertise, including our current operation of CCS pipelines in North Texas, and our customer relationships, provide us with an advantage in building a carbon transportation business and becoming a transporter of choice in the regions in which we operate.

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

The table below presents selected average index prices for crude oil, NGL, and natural gas for the periods indicated.

	Crude oil	NGL	Natural gas
	$/Bbl (1)(2)	$/Gal (1)(3)	$/MMbtu (1)(4)
2024 by quarter:
1st Quarter	$76.91	$0.55	$2.10
2nd Quarter	$80.66	$0.52	$2.32
2024 Averages	$78.81	$0.53	$2.21

2023 by quarter:
1st Quarter	$75.99	$0.61	$2.74
2nd Quarter	$73.56	$0.43	$2.33
2023 Averages	$74.77	$0.52	$2.54
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

Inflation

In recent years, U.S. inflation has increased significantly. In order to reduce the inflation rate, the Federal Reserve increased its target for the federal funds rate (the benchmark for most interest rates) several times in 2023. Inflation has moderated in 2023 and the first half of 2024, and the Federal Reserve has signaled an end to rate hikes and may cut rates in the second half of 2024.

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

Regulatory Developments

In accordance with the requirements of the Inflation Reduction Act of 2022, on January 26, 2024, the U.S. Environmental Protection Agency (the “EPA”) published its proposed rule regarding the Waste Emissions Charge, applicable to excess methane emissions at certain crude oil and natural gas facilities. Further, On March 8, 2024, the EPA published its final rules imposing new, stricter requirements for methane monitoring, reporting, and emissions control at certain crude oil and natural gas facilities. Finally, on April 10, 2024, the U.S. Bureau of Land Management published its final Waste Prevention Rule, which requires operators of crude oil and natural gas leases to take reasonable steps to avoid natural gas waste, as well as develop leak detection, repair, and waste minimization plans.

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

Jefferson Island Storage Facility Expansion. We plan to expand the Jefferson Island storage facility by approximately 8 Bcf, which will increase the estimated working gas storage capacity from 2 Bcf to 10 Bcf. We expect to complete the Jefferson Island storage facility expansion in 2028.

Tiger II Processing Plant. In April 2023, we began moving equipment and facilities associated with the non-operational Cowtown processing plant in North Texas to our Delaware Basin JV operations in the Permian to operate as the Tiger II processing plant. The move has been completed and the Tiger II processing plant began operations in May 2024, which increased our Permian Basin processing capacity by 150 MMcf/d.

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

Exxon Mobil Agreement. In October 2022, we entered into a transportation services agreement with a subsidiary of ExxonMobil in connection with the development of a CCS project in southeastern Louisiana at Pecan Island in Vermilion Parish. In February 2024, we and ExxonMobil agreed to reassess the Pecan Island project’s near-term role with the expectation that other joint CCS opportunities along the Gulf Coast might be prioritized ahead of the Pecan Island Project. Since that time, we and ExxonMobil have been unable to identify alternative CO2 transportation projects for EnLink. We are now pursuing a financial arrangement for the value to EnLink of the Pecan Island transportation agreement. There can be no assurance that we would recover the value to EnLink of the Pecan Island transportation agreement in any financial arrangement or when such arrangement would be realized.

Equity

See “Item 1. Financial Statements—Note 7” for more information regarding our Series B Preferred Unit exchanges and purchase activity.

See “Item 1. Financial Statements—Note 8” for more information regarding our common unit repurchase activity.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenues	$1,551.1	$1,530.1	$3,199.0	$3,297.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,062.6)	(1,019.0)	(2,213.0)	(2,290.9)
Operating expenses	(155.2)	(136.8)	(307.8)	(269.2)
Depreciation and amortization	(162.6)	(165.3)	(327.9)	(325.7)
Gross margin	170.7	209.0	350.3	411.8
Operating expenses	155.2	136.8	307.8	269.2
Depreciation and amortization	162.6	165.3	327.9	325.7
Adjusted gross margin	$488.5	$511.1	$986.0	$1,006.7

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$67.0	$89.9	$117.0	$184.1
Interest expense, net of interest income	66.7	68.8	132.1	137.3
Depreciation and amortization	162.6	165.3	327.9	325.7
Impairments	—	—	14.2	—
(Income) loss from unconsolidated affiliate investments	(0.3)	4.6	0.5	4.7
Distributions from unconsolidated affiliate investments	—	2.2	—	2.3
(Gain) loss on disposition of assets	0.9	(0.8)	(0.8)	(1.2)
Loss on litigation settlement (1)	—	—	23.0	—
Unit-based compensation	5.2	4.5	10.8	8.5
Income tax expense	10.0	19.0	6.2	29.9
Unrealized (gain) loss on commodity derivatives	(4.0)	(5.3)	22.1	(3.9)
Costs associated with the relocation of processing facilities (2)	16.9	1.7	26.2	2.1
Other (3)	(0.1)	0.2	1.5	0.5
Adjusted EBITDA before non-controlling interest	324.9	350.1	680.7	690.0
Non-controlling interest share of adjusted EBITDA from joint ventures (4)	(18.9)	(16.5)	(37.0)	(32.7)
Adjusted EBITDA, net to ENLC	$306.0	$333.6	$643.7	$657.3
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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$162.6	$315.7	$455.9	$587.8
Interest expense (1)	65.2	67.0	129.1	134.0
Costs associated with the relocation of processing facilities (2)	16.9	1.7	26.2	2.1
Loss on litigation settlement (3)	—	—	23.0	—
Other (4)	0.2	2.0	4.0	0.8
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	149.5	(80.3)	11.5	(249.7)
Accounts payable, accrued product purchases, and other accrued liabilities	(69.5)	44.0	31.0	215.0
Adjusted EBITDA before non-controlling interest	324.9	350.1	680.7	690.0
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(18.9)	(16.5)	(37.0)	(32.7)
Adjusted EBITDA, net to ENLC	306.0	333.6	643.7	657.3
Growth capital expenditures, net to ENLC (6)	(62.6)	(74.6)	(143.4)	(167.3)
Maintenance capital expenditures, net to ENLC (6)	(20.0)	(20.0)	(34.3)	(34.2)
Interest expense, net of interest income	(66.7)	(68.8)	(132.1)	(137.3)
Distributions declared on common units	(60.9)	(58.1)	(120.6)	(116.8)
ENLK preferred unit cash distributions earned (7)	(23.8)	(24.0)	(48.2)	(47.6)
Earnout payments (8)	—	—	(2.5)	—
Payment to redeem mandatorily redeemable non-controlling interest (9)	—	—	—	(10.5)
Costs associated with the relocation of processing facilities, net to ENLC (2)(6)	(9.5)	7.1	(15.8)	6.7
Contributions to investment in unconsolidated affiliates	(10.7)	—	(20.1)	(49.7)
Other (10)	1.5	0.5	0.6	0.8
Free cash flow after distributions	$53.3	$95.7	$127.3	$101.4
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

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2024
Total revenues	$722.2	$826.2	$262.9	$165.1	$(425.3)	$1,551.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(552.6)	(710.8)	(135.5)	(89.0)	425.3	(1,062.6)
Adjusted gross margin	169.6	115.4	127.4	76.1	—	488.5
Operating expenses	(76.5)	(31.1)	(23.9)	(23.7)	—	(155.2)
Segment profit	93.1	84.3	103.5	52.4	—	333.3
Depreciation and amortization	(45.8)	(31.4)	(56.0)	(27.9)	(1.5)	(162.6)
Gross margin	$47.3	$52.9	$47.5	$24.5	$(1.5)	$170.7

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended June 30, 2023
Total revenues	$624.8	$851.5	$268.2	$167.1	$(381.5)	$1,530.1
Cost of sales, exclusive of operating expenses and depreciation and amortization	(479.9)	(715.0)	(130.5)	(75.1)	381.5	(1,019.0)
Adjusted gross margin	144.9	136.5	137.7	92.0	—	511.1
Operating expenses	(53.1)	(32.0)	(27.0)	(24.7)	—	(136.8)
Segment profit	91.8	104.5	110.7	67.3	—	374.3
Depreciation and amortization	(41.5)	(36.9)	(56.6)	(29.0)	(1.3)	(165.3)
Gross margin	$50.3	$67.6	$54.1	$38.3	$(1.3)	$209.0

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2024
Total revenues	$1,467.2	$1,752.9	$522.4	$332.1	$(875.6)	$3,199.0
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,134.7)	(1,500.3)	(283.3)	(170.3)	875.6	(2,213.0)
Adjusted gross margin	332.5	252.6	239.1	161.8	—	986.0
Operating expenses	(150.4)	(57.9)	(49.9)	(49.6)	—	(307.8)
Segment profit	182.1	194.7	189.2	112.2	—	678.2
Depreciation and amortization	(89.4)	(66.5)	(112.5)	(56.4)	(3.1)	(327.9)
Gross margin	$92.7	$128.2	$76.7	$55.8	$(3.1)	$350.3

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Six Months Ended June 30, 2023
Total revenues	$1,226.0	$1,955.4	$581.6	$358.8	$(824.2)	$3,297.6
Cost of sales, exclusive of operating expenses and depreciation and amortization	(937.0)	(1,688.9)	(324.5)	(164.7)	824.2	(2,290.9)
Adjusted gross margin	289.0	266.5	257.1	194.1	—	1,006.7
Operating expenses	(101.2)	(65.6)	(51.7)	(50.7)	—	(269.2)
Segment profit	187.8	200.9	205.4	143.4	—	737.5
Depreciation and amortization	(81.5)	(75.2)	(108.5)	(57.8)	(2.7)	(325.7)
Gross margin	$106.3	$125.7	$96.9	$85.6	$(2.7)	$411.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Midstream Volumes:
Consolidated
Gathering and Transportation (MMbtu/d)	7,545,100	6,925,200	7,396,300	7,048,300
Processing (MMbtu/d)	3,701,100	3,562,000	3,603,100	3,516,000
Crude Oil Handling (Bbls/d)	208,900	198,700	197,000	193,400
NGL Fractionation (Bbls/d)	175,300	179,000	179,500	181,100
Brine Disposal (Bbls/d)	—	2,700	—	2,800
Permian Segment
Gathering and Transportation (MMbtu/d)	2,033,300	1,732,200	1,966,300	1,708,100
Processing (MMbtu/d)	1,850,400	1,617,400	1,797,800	1,589,200
Crude Oil Handling (Bbls/d)	191,100	155,400	177,900	149,000
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,819,700	2,345,600	2,786,800	2,518,600
Crude Oil Handling (Bbls/d)	—	16,500	—	17,400
NGL Fractionation (Bbls/d)	175,300	179,000	179,500	181,100
Brine Disposal (Bbls/d)	—	2,700	—	2,800
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,219,000	1,253,800	1,181,700	1,216,300
Processing (MMbtu/d)	1,173,200	1,204,600	1,132,100	1,184,500
Crude Oil Handling (Bbls/d)	17,800	26,800	19,100	27,000
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,473,100	1,593,600	1,461,500	1,605,300
Processing (MMbtu/d)	677,500	740,000	673,200	742,300

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

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

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $21.0 million and $43.6 million, respectively, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the following:

•Product sales revenues increased $39.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to:

◦A $71.4 million increase in crude oil and condensate sales primarily driven by higher crude oil prices; and
◦An $8.0 million increase in NGL sales primarily driven by higher NGL prices.

These increases were partially offset by a $41.0 million decrease in natural gas sales primarily driven by lower natural gas prices.

•The changes in natural gas, NGL, and crude oil prices also had a corresponding impact to cost of sales, exclusive of operating expenses and depreciation and amortization, contributing to the $43.6 million increase for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

•Revenues from midstream services decreased $6.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to:

◦A $9.1 million decrease in processing revenues primarily driven by a one-time rate reset to a lower fee on certain existing contracts in our North Texas and Oklahoma segments;
◦A $3.6 million decrease in NGL service revenues primarily driven by lower NGL service volumes; and
◦An $8.1 million decrease in crude services revenues primarily driven by the divestiture of our ORV crude assets.

These decreases were partially offset by a $14.8 million increase in gathering and transportation revenues primarily driven by higher gathering and transportation volumes in our Permian segment.

•Derivative losses increased $12.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to $10.8 million of increased realized losses and $1.3 million of decreased unrealized gains.

Operating Expenses. Operating expenses increased $18.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a $17.5 million increase in construction fees and services and a $4.2 million increase in compressor rentals. These increases were partially offset by a $1.5 million decrease in vehicle expenses, a $1.3 million decrease in labor and benefits costs, a $1.3 million decrease in compressor overhauls, and a $1.1 million decrease in materials and supplies expense.

Depreciation and Amortization. Depreciation and amortization decreased $2.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to a $6.4 million decrease related to assets reaching the end of their depreciable lives and a $2.6 million decrease due to the divestiture of our ORV assets in November 2023. These decreases were partially offset by a $6.3 million increase resulting from additional assets being placed in service.

General and Administrative Expenses. General and administrative expenses were $30.2 million for the three months ended June 30, 2024 compared to $27.9 million for the three months ended June 30, 2023, an increase of $2.3 million. The increase was primarily due to a $1.3 million increase in labor and benefits costs and a $1.0 million increase related to computer software fees and services.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $66.7 million for the three months ended June 30, 2024 compared to $68.8 million for the three months ended June 30, 2023, a decrease of $2.1 million. Interest expense, net of interest income, consisted of the following (in millions):

	Three Months Ended June 30,
	2024	2023
ENLK and ENLC senior notes	$57.7	$58.7
Revolving Credit Facility	3.7	4.3
AR Facility	5.6	5.5
Amortization of debt issuance costs and net discount of senior unsecured notes	1.5	1.8
Interest rate swap – realized	(1.5)	(1.1)
Other	(0.3)	(0.4)
Interest expense, net of interest income	$66.7	$68.8

(Income) Loss from Unconsolidated Affiliate Investments. Income from unconsolidated affiliate investments was $0.3 million for the three months ended June 30, 2024 compared to a loss of $4.6 million for the three months ended June 30, 2023, a decrease in loss of $4.9 million. (Income) loss from unconsolidated affiliate investments consisted of the following (in millions):

	Three Months Ended June 30,
	2024	2023
GCF	$2.6	$1.7
Cedar Cove JV	(8.0)	0.5
Matterhorn JV	5.1	2.4
(Income) loss from unconsolidated affiliate investments	$(0.3)	$4.6

Income Tax Expense. Income tax expense was $10.0 million for the three months ended June 30, 2024 compared to an income tax expense of $19.0 million for the three months ended June 30, 2023, a decrease in income tax expense of $9.0 million. The decrease in income tax expense was primarily attributable to the decrease in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $28.9 million for the three months ended June 30, 2024 compared to net income of $35.6 million for the three months ended June 30, 2023, a decrease of $6.7 million. Net income attributable to non-controlling interest consisted of the following (in millions):

	Three Months Ended June 30,
	2024	2023
NGP’s 49.9% share of the Delaware Basin JV	$5.1	$9.6
Marathon Petroleum Corporation’s 50% share of the Ascension JV	0.1	0.6
Series B Preferred Units	14.7	16.7
Series C Preferred Units	9.0	8.7
Net income attributable to non-controlling interest	$28.9	$35.6

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

See below for our discussion of segment results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $97.4 million and $72.7 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $24.7 million, due to:

•A $23.2 million increase in adjusted gross margin associated with our Permian natural gas assets. Adjusted gross margin, excluding derivative activity, increased $18.9 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian natural gas assets increased adjusted gross margin by $4.3 million, which included $5.2 million from decreased realized gains and $9.5 million from decreased unrealized losses; and
•A $1.5 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $2.2 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian crude assets decreased adjusted gross margin by $0.7 million, which included $2.2 million from increased realized gains and $2.9 million from increased unrealized losses.

◦Operating expenses in the Permian segment increased $23.4 million primarily due to an increase in construction fees and services due to the relocation of the Tiger II processing plant.

◦Depreciation and amortization in the Permian segment increased $4.3 million primarily due to additional assets being placed in service.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $25.3 million and $4.2 million, respectively, resulting in a decrease in adjusted gross margin in the Louisiana segment of $21.1 million, due to:

•A $15.6 million decrease in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, decreased $6.6 million, which was primarily due to lower volumes. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased adjusted gross margin by $9.0 million, which included $2.5 million from increased realized losses and $6.5 million from decreased unrealized gains;
•A $4.3 million increase in adjusted gross margin associated with our Louisiana natural gas assets. Adjusted gross margin, excluding derivative activity, increased $7.3 million, which was primarily due to a $14.1 million increase from higher volumes from existing customers, partially offset by a settlement payment resulting from a customer account dispute in the amount of $6.8 million received in the second quarter of 2023. Derivative activity associated with our Louisiana natural gas assets decreased adjusted gross margin by $3.0 million, which included $3.1 million from decreased realized losses and $6.1 million from decreased unrealized gains; and
•A $9.8 million decrease in adjusted gross margin associated with our ORV crude assets, due to their divestiture in November 2023.

◦Operating expenses in the Louisiana segment decreased $0.9 million primarily due to the divestiture of our ORV assets in November 2023.

◦Depreciation and amortization in the Louisiana segment decreased $5.5 million primarily due to a $3.0 million decrease resulting from assets reaching the end of their depreciable lives and a $2.6 million decrease due to the divestiture of our ORV assets in November 2023.

•Oklahoma Segment.

◦Revenues decreased $5.3 million and cost of sales, exclusive of operating expenses and depreciation amortization increased $5.0 million, resulting in a decrease in adjusted gross margin in the Oklahoma segment of $10.3 million, due to:

•An $8.5 million decrease in adjusted gross margin associated with our Oklahoma natural gas assets. Adjusted gross margin, excluding derivative activity, decreased $4.6 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our Oklahoma natural gas assets decreased adjusted gross margin by $3.9 million, which included $2.7 million from increased realized losses and $1.2 million from decreased unrealized gains; and
•A $1.8 million decrease in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $1.6 million, which was primarily due to lower volumes from existing customers. Derivative activity associated with our Oklahoma crude assets decreased adjusted gross margin by $0.2 million from increased realized losses.

◦Operating expenses in the Oklahoma segment decreased $3.1 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the Oklahoma segment decreased $0.6 million primarily due to a $1.0 million decrease resulting from assets reaching the end of their depreciable lives, partially offset by a $0.4 million increase due to additional assets being placed in service.

•North Texas Segment.

◦Revenues decreased $2.0 million and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $13.9 million, resulting in a decrease in adjusted gross margin in the North Texas segment of $15.9 million. Adjusted gross margin, excluding derivative activity, decreased $16.4 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our North Texas segment increased adjusted gross margin by $0.5 million, which included $5.4 million from decreased realized gains and $5.9 million from decreased unrealized losses.

◦Operating expenses in the North Texas segment decreased $1.0 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the North Texas segment decreased $1.1 million primarily due to a $2.4 million decrease due to assets reaching the end of their depreciable lives, partially offset by a $1.3 million increase due to additional assets being placed in service.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each decreased $43.8 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment increased $0.2 million due to additional assets being placed in service.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues and Cost of Sales, Exclusive of Operating Expenses and Depreciation and Amortization.

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $98.6 million and $77.9 million, respectively, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to the following:

•Product sales revenues decreased $32.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

◦A $101.9 million decrease in natural gas sales primarily driven by lower natural gas prices; and
◦A $102.2 million decrease in NGL sales primarily driven by lower NGL volumes.

These decreases were partially offset by a $170.9 million increase in crude oil and condensate sales primarily driven by higher crude oil prices.

•The changes in natural gas, NGL, and crude oil prices also had a corresponding impact to cost of sales, exclusive of operating expenses and depreciation and amortization, contributing to the $77.9 million decrease for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

•Revenues from midstream services decreased $13.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:

◦A $12.0 million decrease in processing revenues primarily driven by a one-time rate reset to a lower fee on certain existing contracts in our North Texas and Oklahoma segments;
◦A $14.0 million decrease in NGL service revenues primarily driven by lower NGL service volumes; and
◦A $17.5 million decrease in crude services revenues primarily driven by the divestiture of our ORV crude assets.

These decreases were partially offset by a $30.1 million increase in gathering and transportation revenues primarily driven by higher gathering and transportation volumes in our Permian segment.

•Derivative losses increased $53.0 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to $27.0 million of increased realized losses and $26.0 million of increased unrealized losses.

Operating Expenses. Operating expenses increased $38.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $23.9 million increase in construction fees and services, an $8.6 million increase in compressor rentals, a $5.6 million increase in utilities expense, a $2.5 million increase in materials and supplies expense, a $1.7 million increase in pipeline integrity compliance costs, and a $1.2 million increase in regulatory expenses. These increases were partially offset by a $2.9 million decrease in vehicle expenses, a $2.0 million decrease in labor and benefits costs, and a $1.8 million decrease in compressor overhauls.

Depreciation and Amortization. Depreciation and amortization increased $2.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to a $12.1 million increase resulting from additional assets being placed in service and a $5.3 million increase related to changes in estimated useful lives. These increases were partially offset by a $10.0 million decrease related to assets reaching the end of their depreciable lives and a $5.3 million decrease due to the divestitures of our ORV assets in November 2023.

Impairments. For the six months ended June 30, 2024, we recognized an impairment expense of $14.2 million due to changes in our outlook for future cash flows and the anticipated use of certain non-core assets in our North Texas segment. We determined that the carrying amounts of these assets exceeded their fair value, based on market inputs and certain assumptions. In April 2024, we sold these non-core assets. We did not record any impairment expense for the six months ended June 30, 2023.

General and Administrative Expenses. General and administrative expenses were $85.4 million for the six months ended June 30, 2024 compared to $57.4 million for the six months ended June 30, 2023, an increase of $28.0 million. The increase was primarily due to a $23.3 million increase in legal settlements, a $3.2 million increase in labor and benefits costs, and a $2.2 million increase in unit-based compensation. These increases were partially offset by a $2.6 million decrease in office rental costs.

Interest Expense. Interest expense was $132.1 million for the six months ended June 30, 2024 compared to $137.3 million for the six months ended June 30, 2023, a decrease of $5.2 million. Interest expense consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2023
ENLK and ENLC senior notes	$116.5	$112.6
Revolving Credit Facility	5.2	11.8
AR Facility	11.4	11.7
Amortization of debt issuance costs and net discount of senior unsecured notes	3.0	3.3
Interest rate swap – realized	(3.0)	(1.6)
Other	(1.0)	(0.5)
Interest expense, net of interest income	$132.1	$137.3

Loss from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $0.5 million for the six months ended June 30, 2024 compared to a loss of $4.7 million for the six months ended June 30, 2023, a decrease in loss of $4.2 million. Loss from unconsolidated affiliate investments consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2023
GCF	$4.4	$2.8
Cedar Cove JV	(7.3)	1.1
Matterhorn JV	3.4	0.8
Loss from unconsolidated affiliate investments	$0.5	$4.7

Income Tax Expense. Income tax expense was $6.2 million for the six months ended June 30, 2024 compared to an income tax expense of $29.9 million for the six months ended June 30, 2023, a decrease in income tax expense of $23.7 million. The decrease in income tax expense was primarily attributable to the decrease in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $64.4 million for the six months ended June 30, 2024 compared to net income of $71.6 million for the six months ended June 30, 2023, a decrease of $7.2 million. Net income attributable to non-controlling interest consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2023
NGP’s 49.9% share of the Delaware Basin JV	$12.7	$18.8
Marathon Petroleum Corporation’s 50% share of the Ascension JV	1.7	2.3
Series B Preferred Units	32.0	33.4
Series C Preferred Units	18.0	17.1
Net income attributable to non-controlling interest	$64.4	$71.6

Analysis of Operating Segments

See below for our discussion of segment results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $241.2 million and $197.7 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $43.5 million, due to:

•A $38.1 million increase in adjusted gross margin associated with our Permian natural gas assets. Adjusted gross margin, excluding derivative activity, increased $47.9 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian natural gas assets decreased adjusted gross margin by $9.8 million, which included $10.1 million from increased realized losses and $0.3 million from decreased unrealized losses; and
•A $5.4 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, increased $3.5 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian crude assets increased adjusted gross margin by $1.9 million, which included $4.3 million from increased realized gains and $2.4 million from decreased unrealized gains.

◦Operating expenses in the Permian segment increased $49.2 million, which was due to a $27.3 million increase primarily from an increase in operating activity, in addition to a $21.9 million increase in construction fees and services primarily due to the relocation of the Tiger II processing plant.

◦Depreciation and amortization in the Permian segment increased $7.9 million primarily due to additional assets being placed in service.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $202.5 million and $188.6 million, respectively, resulting in a decrease in adjusted gross margin in the Louisiana segment of $13.9 million, due to:

•A $21.8 million decrease in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, decreased $7.6 million, which was primarily due to lower seasonal fees for delivery of normal butane. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased adjusted gross margin by $14.2 million, which included $6.0 million from increased realized losses and $8.2 million from increased unrealized losses;
•A $28.4 million increase in adjusted gross margin associated with our Louisiana natural gas assets. Adjusted gross margin, excluding derivative activity, increased $36.4 million, which was primarily due to a $43.2 million increase primarily from higher volumes from existing customers, partially offset by a settlement payment resulting from a customer account dispute in the amount of $6.8 million received in the second quarter of 2023. Derivative activity associated with our Louisiana natural gas assets decreased adjusted gross margin by $8.0 million, which included $6.9 million from increased realized gains and $14.9 million from increased unrealized losses; and
•A $20.5 million decrease in adjusted gross margin associated with our ORV crude assets, which was due to the divestiture of our ORV assets in our Louisiana segment in November 2023.

◦Operating expenses in the Louisiana segment decreased $7.7 million primarily due to the divestiture of our ORV assets in November 2023.

◦Depreciation and amortization in the Louisiana segment decreased $8.7 million primarily due to a $6.1 million decrease resulting from assets reaching the end of their depreciable lives and a $5.3 million decrease due to the divestiture of our ORV assets in November 2023. These decreases were partially offset by a $2.1 million increase related to changes in estimated useful lives and a $0.6 million increase resulting from additional assets being placed in service.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $59.2 million and $41.2 million, respectively, resulting in a decrease in adjusted gross margin in the Oklahoma segment of $18.0 million, due to:

•A $15.3 million decrease in adjusted gross margin associated with our Oklahoma natural gas assets. Adjusted gross margin, excluding derivative activity, decreased $6.0 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our Oklahoma natural gas assets decreased adjusted gross margin by $9.3 million, which included $5.4 million from increased realized losses and $3.9 million from increased unrealized losses; and
•A $2.7 million decrease in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $2.2 million, which was primarily due to lower volumes from existing customers. Derivative activity associated with our Oklahoma crude assets decreased adjusted gross margin by $0.5 million from increased realized losses.

◦Operating expenses in the Oklahoma segment decreased $1.8 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the Oklahoma segment increased $4.0 million primarily due to a $3.2 million increase related to changes in estimated useful lives and an $0.8 million increase due to additional assets being placed in service.
•North Texas Segment.

◦Revenues decreased $26.7 million and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $5.6 million, resulting in a decrease in adjusted gross margin in the North Texas segment of $32.3 million. Adjusted gross margin, excluding derivative activity, decreased $20.4 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our North Texas segment decreased adjusted gross margin by $11.9 million, which included $15.0 million from increased realized losses and $3.1 million from decreased unrealized losses.

◦Operating expenses in the North Texas segment decreased $1.1 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the North Texas segment decreased $1.4 million primarily due to a $3.9 million decrease due to assets reaching the end of their depreciable lives, partially offset by a $2.5 million increase due to additional assets being placed in service.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each decreased $51.4 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

◦Depreciation and amortization in the Corporate segment increased $0.4 million due to additional assets being placed in service.

Critical Accounting Policies

Information regarding our critical accounting policies is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 21, 2024.

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $455.9 million for the six months ended June 30, 2024 compared to $587.8 million for the six months ended June 30, 2023. Net cash provided by operating activities decreased $131.9 million due to the following:

•Gross margin, excluding depreciation and amortization, non-cash commodity derivative activity, utility credits redeemed, and unit-based compensation, decreased $34.7 million. The decrease in gross margin is due to a $40.0 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation, and was partially offset by a $5.3 million increase in adjusted gross margin, excluding non-cash commodity derivative activity. For more information regarding the changes in gross margin for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, see “Results of Operations.”

•General and administrative expenses, excluding unit-based compensation, increased $25.8 million.

•Changes in working capital decreased net cash provided by operating activities by $77.2 million, primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued purchases.

Cash Flows from Investing Activities. Net cash used in investing activities was $234.1 million for the six months ended June 30, 2024 compared to $249.1 million for the six months ended June 30, 2023. Our primary investing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2023
Additions to property and equipment (1)	$(210.8)	$(203.1)
Contributions to unconsolidated affiliate investments (2)	(20.1)	(49.7)
____________________________
(1)The increase in capital expenditures was due to expansion projects to accommodate increased volumes on our systems.
(2)Represents contributions to the Matterhorn JV and GCF.

Cash Flows from Financing Activities. Net cash used in financing activities was $244.7 million for the six months ended June 30, 2024 compared to $306.5 million for the six months ended June 30, 2023. Our primary financing activities consisted of the following (in millions):

	Six Months Ended June 30,
	2024	2023
Net repayments on the AR Facility (1)	$(45.6)	$(186.9)
Net borrowings (repayments) on the Revolving Credit Facility (1)	229.0	(95.0)
Net borrowings on ENLC’s senior unsecured notes (1)	—	297.0
Net repayments on ENLK’s senior unsecured notes (1)	(97.9)	—
Distributions to members	(122.5)	(120.2)
Distributions to the holders of the Series B Preferred Units (2)	(30.0)	(32.5)
Distributions to the holders of the Series C Preferred Units (2)	(18.1)	(17.1)
Distributions to joint venture partners (3)	(33.8)	(32.9)
Earnout payments (4)	(2.5)	—
Contributions from non-controlling interests (5)	13.8	22.1
Common unit repurchases (6)	(118.6)	(107.5)
Conversion of unit-based awards for common units, net of units withheld for taxes	(17.1)	(16.9)
____________________________
(1)See “Item 1. Financial Statements—Note 5” for more information regarding our long-term debt.
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
(5)Represents contributions from NGP to the Delaware Basin JV.
(6)See “Item 1. Financial Statements—Note 8” for more information regarding our common unit repurchase program.

Capital Requirements

As of June 30, 2024, the following table summarizes our expected remaining capital requirements for 2024 (in millions):

Capital expenditures, net to ENLC (1)	$221
Operating expenses associated with the relocation of processing facilities, net to ENLC (2)	1
Total	$222
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

Our primary remaining capital projects for 2024 include continued development of our existing systems through well connects and other low-cost development projects. We expect to fund our remaining 2024 capital requirements from operating cash flows.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of June 30, 2024.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of June 30, 2024 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2024	2025	2026	2027	2028	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,211.3	$—	$421.6	$491.0	$—	$500.0	$2,798.7
AR Facility (1)	254.4	—	254.4	—	—	—	—
Revolving Credit Facility (1)	229.0	—	—	—	229.0	—	—
Interest payable on fixed long-term debt obligations (1)	2,242.0	115.4	222.1	213.3	189.5	175.4	1,326.3
Acquisition contingent consideration (2)	5.5	—	4.2	0.9	0.4	—	—
Repurchase of ENLC common units held by GIP (3)	22.9	22.9	—	—	—	—	—
Operating lease obligations	123.6	19.8	35.9	22.0	8.4	5.9	31.6
Purchase obligations	7.3	7.3	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (4)	891.0	51.9	115.6	101.7	88.3	84.9	448.6
Total contractual cash obligations	$7,987.0	$217.3	$1,053.8	$828.9	$515.6	$766.2	$4,605.2
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
(3)Relates to the repurchase of ENLC common units held by GIP on August 5, 2024. See “Item 1. Financial Statements—Note 8” for more information.
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

Indebtedness

Revolving Credit Facility. As of June 30, 2024, there were $229.0 million in outstanding borrowings and $14.6 million in outstanding letters of credit under the Revolving Credit Facility.

AR Facility. As of June 30, 2024, the AR Facility had a borrowing base of $345.5 million and there were $254.4 million in outstanding borrowings under the AR Facility. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Senior Unsecured Notes. As of June 30, 2024, we had $4.2 billion in aggregate principal amount of outstanding senior unsecured notes maturing from 2025 to 2047, of which $421.2 million matures on June 1, 2025 and is classified as “Current maturities of long-term debt” in the consolidated balance sheet.

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

As of June 30, 2024, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

See “Item 1. Financial Statements—Note 5” for more information on our outstanding debt.

Inflation

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments Affecting Industry Conditions and Our Business—Inflation” for more information.

Recent Accounting Pronouncements

See “Item 1. Financial Statements—Note 2” for more information on recently issued and/or adopted accounting pronouncements.

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “shall,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about future results and growth of our CCS business, potential financial arrangements with CCS counterparties, expected financial and operational results associated with certain projects, acquisitions, or growth capital expenditures, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, cost savings or operational, environmental and climate change initiatives, repurchases of common or preferred units. our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) potential conflicts of interest of GIP with us and the potential for GIP to favor GIP’s own interests to the detriment of our other unitholders, (b) GIP’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (c) a default under GIP’s credit facility or a change in control of GIP could result in a change in control of us, could adversely affect the price of our common units, and could result in a default or prepayment event under our credit facility and certain of our other debt, (d) the dependence on key customers for a substantial portion of the natural gas and crude that we gather, process, and transport, (e) developments that materially and adversely affect our key customers or other customers, (f) adverse developments in the midstream business that may reduce our ability to make distributions, (g) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (h) decreases in the volumes that we gather, process, fractionate, or transport, (i) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (j) our ability to receive or renew required permits and other approvals, (k) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (l) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (m) changes in the availability and cost of capital, (n) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (o) debt levels that could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (p) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (q) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (r) impairments to goodwill, long-lived assets and equity method investments, (s) construction risks in our major development projects, (t) challenges we may face in connection with our strategy to build a CCS transportation business and to enter into other new lines of business related to the energy transition, including entry into the CCS business, (u) our ability to effectively integrate and manage assets we acquire through acquisitions, and (v) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties. In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 21, 2024, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas, NGLs, condensate, and crude oil. In addition, we are also exposed to the risk of changes in interest rates on floating rate debt and equity.

Commodity Price Risk

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 90% of our adjusted gross margin for the six months ended June 30, 2024 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the natural gas processing component of our business. For more information regarding our main types of contractual arrangements, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 21, 2024.

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

The following table sets forth information related to derivative instruments outstanding at June 30, 2024.

Period	Underlying	Notional Volume (Net Position)	Reference Price	Price Range	Net Fair Value Asset/(Liability) (In Millions)
July 2024 - June 2025	Ethane	5.9 MMgals	OPIS Mt Belvieu	$0.19 - $0.25/Gal	$—
July 2024 - June 2025	Propane	(100.7) MMgals	OPIS Mt Belvieu	$0.64 - $0.85/Gal	(11.4)
July 2024 - June 2025	Normal Butane	(14.5) MMgals	OPIS Mt Belvieu	$0.77 - $0.90/Gal	(2.1)
July 2024 - January 2025	Natural Gasoline	(0.8) MMgals	NYMEX WTI Average	$1.43 - $1.75/Gal	(0.1)
July 2024 - December 2024	Natural Gasoline and Condensate	47.3 MMgals	OPIS Mt Belvieu and NYMEX WTI Average differential	($0.34) - ($0.29)/Gal	(0.4)
July 2024 - January 2029	Natural Gas	(7.7) Bbtu	NYMEX Henry Hub	$2.25 - $5.30/MMbtu	4.4
July 2024 - June 2025	Natural Gas	1.7 Bbtu	Waha basis differential	($1.25) - ($0.09)/MMbtu	(0.3)
July 2024 - July 2024	Natural Gas	0.7 Bbtu	Henry Hub Natural Gas Daily	$2.55 - $2.62/MMbtu	—
July 2024 - July 2024	Natural Gas	(1.2) Bbtu	NGPL TEXOK Natural Gas Daily	$2.24 - $2.27/MMbtu	—
July 2024 - December 2024	Natural Gas	(5.5) Bbtu	NGPL TEXOK basis differential	($0.25) - ($0.25)/MMbtu	1.0
July 2024 - August 2024	Natural Gas	0.9 Bbtu	IFSOUTHSTARTOK Basis Differential	($0.44) - ($0.44)/MMbtu	(0.1)
July 2024 - July 2024	Natural Gas	(0.1) Bbtu	OneOK Gas Daily	$1.75 - $1.75/MMbtu	—
August 2024 - March 2025	Crude and Condensate	(0.2) MMbbls	NYMEX WTI	$69.88 - $83.33/Bbl	(0.7)
July 2024 - December 2024	Crude and Condensate	0.1 MMbbls	OPIS Mt Belvieu	$67.20 - $67.20/Bbl	(0.1)
July 2024 - December 2024	Crude and Condensate	(0.1) MMbbls	NYMEX WTI Average	$80.20 - $80.20/Bbl	0.1
August 2024 - December 2025	Crude and Condensate	(5.1) MMbbls	WTI-Houston and Midland basis differential	$0.70 - $0.90/Bbl	1.2
Total fair value of commodity derivatives					$(8.5)

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

As of June 30, 2024, our outstanding commodity derivative instruments had a net fair value liability of $8.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in natural gas, crude and condensate, and NGL prices would result in a change of approximately $19.4 million in the net fair value of these contracts as of June 30, 2024.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At June 30, 2024, we had $229.0 million in outstanding borrowings under the Revolving Credit Facility and $254.4 million in outstanding borrowings under the AR Facility.

In January 2023, we entered into a $400.0 million interest rate swap to reduce the variability of cash outflows associated with our floating rate, SOFR-based borrowings, including borrowings on the Revolving Credit Facility and the AR Facility. This swap has been designated as a cash flow hedge. See “Item 1. Financial Statements—Note 9” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $2.3 million and $2.5 million for the Revolving Credit Facility and the AR Facility, respectively, based on our outstanding borrowings at June 30, 2024. This change in interest expense would be offset by a $4.0 million change in the opposite direction due to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028, 2029, and 2030 as these are fixed-rate obligations. As of June 30, 2024, the estimated fair value of the senior unsecured notes was approximately $4,012.5 million, based on the market prices of ENLK’s and our publicly traded debt at June 30, 2024. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $217.9 million decrease in fair value of the senior unsecured notes at June 30, 2024. See “Item 1. Financial Statements—Note 5” for more information on our outstanding indebtedness.

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

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (June 30, 2024), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various litigation and administrative proceedings arising in the normal course of business. For a discussion of certain litigation and similar proceedings, please refer to Note 13, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in Part I of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 1A. Risk Factors

Information about risk factors does not differ materially from that set forth in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of unit-based awards and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
April 1, 2024 to April 30, 2024	640,671	$13.72	620,046	$141.5
May 1, 2024 to May 31, 2024	865,515	13.21	826,824	$130.6
June 1, 2024 to June 30, 2024 (3)	2,378,473	13.23	2,307,134	$150.0
Total	3,884,659	$13.30	3,754,004
____________________________
(1)The total number of units purchased shown in the table includes 130,655 ENLC common units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)In December 2023, the Board reauthorized our common unit repurchase program for 2024 and set the amount available for repurchases of outstanding common units at up to $200.0 million. In July 2024, the Board authorized an increase in the 2024 common unit repurchase program by $50.0 million to $250.0 million. Future repurchases under the program may be made from time to time in open market or private transactions and may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Exchange Act. The repurchases will depend on market conditions and may be discontinued at any time. For more information regarding common units repurchased from public unitholders and our repurchase of common units held by GIP, see “Item 1. Financial Statements—Note 8.”
(3)Includes the ENLC common units repurchased from GIP pursuant to the GIP repurchase agreement, which settled on August 5, 2024. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended June 30, 2024. See “Item 1. Financial Statements—Note 4 and Note 8” for additional information on the GIP repurchase agreement.

Item 5. Other Information

Insider Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	*	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Members’ Equity for the three and six months ended June 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements.
104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
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
August 7, 2024