Form 10-Q
period 2024-09-30
EnLink Midstream, LLC
filed 2024-11-08
CIK 1592000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the Registrant had 457,073,081 common units outstanding.

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
GCF
Gulf Coast Fractionators, a joint venture in which we own a 38.75% interest. GCF owns an NGL fractionator in Mont Belvieu, Texas. The GCF assets were idled to reduce operating expenses in 2021 but are expected to resume operations in the fourth quarter of 2024.

General Partner	EnLink Midstream GP, LLC, the general partner of ENLK.
GIP	Global Infrastructure Management, LLC, an independent infrastructure fund manager, itself, its affiliates, or managed fund vehicles, including GIP III Stetson I, L.P., GIP III Stetson II, L.P., and their affiliates.
GIP/ONEOK Transaction	On October 15, 2024, GIP closed a transaction to sell all of GIP’s equity interests in (i) ENLC and (ii) the Managing Member to ONEOK.

ISDAs	International Swaps and Derivatives Association Agreements.
LIBOR	U.S. Dollar London Interbank Offered Rate.
LNG	Liquified natural gas.
Managing Member	EnLink Midstream Manager, LLC, the managing member of ENLC.
Matterhorn JV
Matterhorn JV, a joint venture in which we own a 15% interest. The Matterhorn JV is constructing a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas.

Midland Basin	A large sedimentary basin in West Texas.
MMbbls	Million barrels.
MMbtu	Million British thermal units.
MMcf	Million cubic feet.
MMgals	Million gallons.
MVC	Minimum volume commitment.
NGL	Natural gas liquid.
NGP	NGP Natural Resources XI, LP.
NYMEX	New York Mercantile Exchange.
ONEOK	ONEOK, Inc.
Operating Partnership	EnLink Midstream Operating, LP, a Delaware limited partnership and wholly owned subsidiary of ENLK.
OPIS	Oil Price Information Service.
ORV	ENLK’s Ohio River Valley crude oil, condensate stabilization, natural gas compression, and brine disposal assets in the Utica and Marcellus shales, which were divested in November 2023.
OTC	Over-the-counter.
Permian Basin	A large sedimentary basin that includes the Midland and Delaware Basins primarily in West Texas and New Mexico.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Balance Sheets
(In millions, except unit data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10.4	$28.7
Accounts receivable:
Trade receivables (1)	58.4	85.9
Accrued revenue and other	491.8	581.4
Fair value of derivative assets	40.3	76.9
Other current assets	127.1	65.4
Total current assets	728.0	838.3
Property and equipment, net of accumulated depreciation of $5,453.3 and $5,137.2, respectively	6,168.2	6,407.0
Intangible assets, net of accumulated amortization of $1,146.8 and $1,051.2, respectively	698.0	793.6
Investment in unconsolidated affiliates	156.5	150.5
Fair value of derivative assets	13.9	27.0
Other assets, net	119.2	112.2
Total assets	$7,883.8	$8,328.6
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable and drafts payable	$76.9	$126.5
Accrued natural gas, NGLs, condensate, and crude oil purchases	339.9	428.0
Fair value of derivative liabilities	32.5	62.7
Current maturities of long-term debt	681.3	97.9
Other current liabilities	605.7	278.5
Total current liabilities	1,736.3	993.6
Long-term debt, net of unamortized issuance cost	4,150.2	4,471.0
Other long-term liabilities	78.0	98.0
Deferred tax liability, net	103.8	104.2
Fair value of derivative liabilities	13.7	26.7

Members’ equity:
Members’ equity (458,619,945 and 451,614,086 units issued and outstanding, respectively)	946.9	1,000.5
Accumulated other comprehensive income (loss)	(1.1)	0.7
Non-controlling interest	856.0	1,633.9
Total members’ equity	1,801.8	2,635.1
Commitments and contingencies (Note 13)
Total liabilities and members’ equity	$7,883.8	$8,328.6
____________________________
(1)There was no allowance for bad debt at September 30, 2024 and December 31, 2023.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Operations
(In millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Revenues:
Product sales	$1,292.3	$1,488.1	$3,975.9	$4,203.7
Midstream services	294.3	280.1	839.5	838.9
Gain (loss) on derivative activity	21.8	(22.0)	(8.0)	1.2
Total revenues	1,608.4	1,746.2	4,807.4	5,043.8
Operating costs and expenses:
Cost of sales, exclusive of operating expenses and depreciation and amortization	1,067.6	1,244.7	3,280.6	3,535.6
Operating expenses	134.0	143.3	441.8	412.5
Depreciation and amortization	186.1	163.8	514.0	489.5
Impairments	71.0	20.7	85.2	20.7
(Gain) loss on disposition of assets	0.7	(0.6)	(0.1)	(1.8)
General and administrative	30.0	30.4	115.4	87.8
Total operating costs and expenses	1,489.4	1,602.3	4,436.9	4,544.3
Operating income	119.0	143.9	370.5	499.5
Other income (expense):
Interest expense, net of interest income	(67.7)	(67.9)	(199.8)	(205.2)
Gain on extinguishment of debt	9.5	—	9.5	—
Income (loss) from unconsolidated affiliate investments	(11.6)	1.0	(12.1)	(3.7)
Other income (expense)	0.9	(0.6)	5.2	(0.2)
Total other expense	(68.9)	(67.5)	(197.2)	(209.1)
Income before non-controlling interest and income taxes	50.1	76.4	173.3	290.4
Income tax expense	(7.0)	(10.6)	(13.2)	(40.5)
Net income	43.1	65.8	160.1	249.9
Net income attributable to non-controlling interest	29.1	36.3	93.5	107.9
Net income attributable to ENLC	$14.0	$29.5	$66.6	$142.0
Net income attributable to ENLC per unit:
Basic common unit	$(0.03)	$0.06	$0.08	$0.31
Diluted common unit	$(0.03)	$0.06	$0.08	$0.30

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)
Net income	$43.1	$65.8	$160.1	$249.9
Unrealized gain (loss) on designated cash flow hedge (1)	(4.9)	1.7	(1.8)	6.2
Comprehensive income	38.2	67.5	158.3	256.1
Comprehensive income attributable to non-controlling interest	29.1	36.3	93.5	107.9
Comprehensive income attributable to ENLC	$9.1	$31.2	$64.8	$148.2
____________________________
(1)Includes tax benefit of $1.7 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, and tax expense of $0.5 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, June 30, 2024	$914.2	452.1	$3.8	$1,540.3	$2,458.3
Conversion of unit-based awards for common units, net of units withheld for taxes	(0.8)	0.2	—	—	(0.8)
Unit-based compensation	5.7	—	—	—	5.7
Contributions from non-controlling interests	—	—	—	10.9	10.9
Distributions	(61.4)	—	—	(40.5)	(101.9)
Unrealized loss on designated cash flow hedge (1)	—	—	(4.9)	—	(4.9)
Exchange of Series B Preferred Units (2)	127.6	10.0	—	(127.6)	—
Repurchase of Series B Preferred Units (2)	(9.5)	—	—	(190.5)	(200.0)
Tax impact of exchange and repurchase of Series B Preferred Units	6.3	—	—	—	6.3
Redemption of Series C Preferred Units (2)	(3.8)	—	—	(360.7)	(364.5)
Repurchase of Series C Preferred Units (2)	—	—	—	(5.0)	(5.0)
Common units repurchased	(47.9)	(3.7)	—	—	(47.9)
Accrued common unit repurchase (3)	2.5	—	—	—	2.5
Net income	14.0	—	—	29.1	43.1
Balance, September 30, 2024	$946.9	458.6	$(1.1)	$856.0	$1,801.8
____________________________
(1)Includes tax benefit of $1.7 million for the three months ended September 30, 2024.
(2)For more information regarding the exchange and repurchase of the Series B Preferred Units and the repurchase and redemption of the Series C Preferred Units, see “Note 7—Certain Provisions of the ENLK Partnership Agreement.”
(3)Relates to the change in the repurchase accrual of ENLC common units held by GIP, which were contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. For additional information, see “Note 8—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, June 30, 2023	$1,156.1	462.0	$4.5	$1,613.6	$2,774.2
Conversion of unit-based awards for common units, net of units withheld for taxes	(2.4)	0.3	—	—	(2.4)
Unit-based compensation	5.7	—	—	—	5.7
Contributions from non-controlling interests	—	—	—	29.4	29.4
Distributions	(58.4)	—	—	(49.7)	(108.1)
Unrealized gain on designated cash flow hedge (1)	—	—	1.7	—	1.7
Common units repurchased	(54.9)	(5.0)	—	—	(54.9)
Accrued common unit repurchase (2)	4.5	—	—	—	4.5
Net income	29.5	—	—	36.3	65.8
Balance, September 30, 2023	$1,080.1	457.3	$6.2	$1,629.6	$2,715.9
____________________________
(1)Includes tax expense of $0.5 million for the three months ended September 30, 2023.
(2)Relates to the change in the repurchase accrual of ENLC common units held by GIP, which were contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. For additional information, see “Note 8—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2023	$1,000.5	451.6	$0.7	$1,633.9	$2,635.1
Conversion of unit-based awards for common units, net of units withheld for taxes	(17.9)	3.0	—	—	(17.9)
Unit-based compensation	16.5	—	—	—	16.5
Contributions from non-controlling interests	—	—	—	24.7	24.7
Distributions	(183.9)	—	—	(122.4)	(306.3)
Unrealized loss on designated cash flow hedge (1)	—	—	(1.8)	—	(1.8)
Exchange of Series B Preferred Units (2)	217.5	17.0	—	(217.5)	—
Repurchase of Series B Preferred Units (2)	(9.5)	—	—	(190.5)	(200.0)
Tax impact of exchange and repurchase of Series B Preferred Units	6.3	—	—	—	6.3
Redemption of Series C Preferred Units (2)	(3.8)	—	—	(360.7)	(364.5)
Repurchase of Series C Preferred Units (2)	—	—	—	(5.0)	(5.0)
Common units repurchased (3)	(125.0)	(13.0)	—	—	(125.0)
Accrued common unit repurchase (4)	(20.4)	—	—	—	(20.4)
Net income	66.6	—	—	93.5	160.1
Balance, September 30, 2024	$946.9	458.6	$(1.1)	$856.0	$1,801.8
____________________________
(1)Includes tax benefit of $0.6 million for the nine months ended September 30, 2024.
(2)For more information regarding the exchange and repurchase of the Series B Preferred Units and the repurchase and redemption of the Series C Preferred Units, see “Note 7—Certain Provisions of the ENLK Partnership Agreement.”
(3)Excludes the $41.5 million repurchase of ENLC common units held by GIP on February 19, 2024, which was accrued at December 31, 2023.
(4)Relates to the repurchase of ENLC common units held by GIP, which were contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. For additional information, see “Note 8—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Changes in Members’ Equity (Continued)
(In millions)

	Common Units		Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	$	Units	$	$	$
	(Unaudited)
Balance, December 31, 2022	$1,306.4	469.0	$—	$1,606.3	$2,912.7
Conversion of unit-based awards for common units, net of units withheld for taxes	(19.3)	2.9	—	—	(19.3)
Unit-based compensation	14.2	—	—	—	14.2
Contributions from non-controlling interests	—	—	—	51.5	51.5
Distributions	(178.6)	—	—	(132.2)	(310.8)
Unrealized gain on designated cash flow hedge (1)	—	—	6.2	—	6.2
Adjustment related to the redemption of the mandatorily redeemable non-controlling interest (2)	0.8	—	—	—	0.8
Repurchase of Series C Preferred Units	—	—	—	(3.9)	(3.9)
Common units repurchased	(162.4)	(14.6)	—	—	(162.4)
Accrued common unit repurchase (3)	(23.0)	—	—	—	(23.0)
Net income	142.0	—	—	107.9	249.9
Balance, September 30, 2023	$1,080.1	457.3	$6.2	$1,629.6	$2,715.9
____________________________
(1)Includes tax expense of $1.9 million for the nine months ended September 30, 2023.
(2)Relates to book-to-tax differences recorded upon the settlement of the mandatorily redeemable non-controlling interest.
(3)Relates to the repurchase of ENLC common units held by GIP, which were contractually subject to repurchase by ENLC at the end of each quarter and settled in the subsequent quarter. For additional information, see “Note 8—Members’ Equity.”

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In millions)

	Nine Months Ended September 30,
	2024	2023
	(Unaudited)
Cash flows from operating activities:
Net income	$160.1	$249.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514.0	489.5
Gain on disposition of assets	(0.1)	(1.8)
Non-cash unit-based compensation	16.5	14.2
Non-cash loss on derivatives recognized in net income	4.1	19.0
Gain on extinguishment of debt	(9.5)	—
Amortization of debt issuance costs and net discount of senior unsecured notes	4.6	4.9
Deferred income tax expense	12.0	39.0
Loss from unconsolidated affiliate investments	12.1	3.7
Impairments	85.2	20.7
Other operating activities	(2.5)	2.8
Changes in assets and liabilities, net of the effects of acquisitions:
Accounts receivable, accrued revenue, and other	117.7	33.3
Product inventory, prepaid expenses, and other	(65.7)	59.5
Accounts payable, accrued product purchases, and other accrued liabilities	(132.5)	(72.7)
Net cash provided by operating activities	716.0	862.0
Cash flows from investing activities:
Additions to property and equipment	(293.9)	(320.9)
Contributions to unconsolidated affiliate investments	(25.4)	(58.4)
Other investing activities	(5.8)	5.9
Net cash used in investing activities	(325.1)	(373.4)
Cash flows from financing activities:
Proceeds from borrowings	2,736.3	2,538.4
Repayments on borrowings	(2,465.2)	(2,544.4)
Distributions to members	(183.9)	(178.6)
Distributions to non-controlling interests	(122.4)	(132.2)
Payment to redeem mandatorily redeemable non-controlling interest	—	(10.5)
Repurchase of Series B Preferred Units	(200.0)	—
Repurchase of Series C Preferred Units	(5.0)	(3.9)
Contributions from non-controlling interests	24.7	51.5
Common unit repurchases	(166.5)	(162.4)
Payment of taxes related to the conversion of unit-based awards for common units	(17.9)	(19.3)
Other financing activities	(9.3)	(1.7)
Net cash used in financing activities	(409.2)	(463.1)
Net increase (decrease) in cash and cash equivalents	(18.3)	25.5
Cash and cash equivalents, beginning of period	28.7	22.6
Cash and cash equivalents, end of period	$10.4	$48.1

Supplemental disclosures of cash flow information:
Cash paid for interest	$223.0	$222.8
Cash paid for income taxes	$1.1	$1.5
Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$40.3	$13.3
Non-cash accrual of property and equipment	$(29.2)	$34.4
Non-cash financing activities:
Issuance of ENLC common units from Series B Preferred Units exchange	$234.9	$—
Redemption of Series B Preferred Units from Series B Preferred Units exchange	$(217.5)	$—

See accompanying notes to consolidated financial statements.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2024
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

a.Organization of Business

ENLC is a Delaware limited liability company formed in October 2013. The Company’s common units are traded on the New York Stock Exchange under the symbol “ENLC.” As of September 30, 2024, and prior to the GIP/ONEOK Transaction, GIP, through GIP III Stetson I, L.P. (“GIP Stetson I”) and GIP III Stetson II, L.P. (“GIP Stetson II”), owned 44.0% of the outstanding limited liability company interests in ENLC. In addition to GIP’s equity interests in ENLC, GIP Stetson I maintained control over the Managing Member through its ownership of all of the equity interests in the Managing Member.

ENLC owns all of ENLK’s common units and also owns all of the membership interests of the General Partner. The General Partner manages ENLK’s operations and activities.

GIP/ONEOK Transaction

On October 15, 2024, GIP and ONEOK closed a transaction pursuant to which ONEOK acquired (i) 43.8% of the outstanding ENLC common units, consisting of 97,207,538 ENLC common units from GIP Stetson I and 103,133,215 ENLC common units from GIP Stetson II, in exchange for consideration equal to $14.90 in cash per common unit and (ii) all of the outstanding limited liability company interests in the Managing Member from GIP Stetson I in exchange for $300.0 million in cash, for a total cash consideration of approximately $3.285 billion. As a result of the GIP/ONEOK Transaction, ONEOK acquired control of the operations of ENLC and its subsidiaries.

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

As of September 30, 2024, our midstream infrastructure network includes approximately 13,600 miles of pipelines, 25 natural gas processing plants with approximately 5.9 Bcf/d of processing capacity, seven fractionators with approximately 316,300 Bbls/d of fractionation capacity, barge and rail terminals, product storage facilities, purchasing and marketing capabilities, and equity investments in certain joint ventures. Our operations are based in the United States, and our sales are derived primarily from domestic customers.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(2) Significant Accounting Policies

a.Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, are unaudited, and do not include all the information and disclosures required by GAAP for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair statement of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 21, 2024. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation. The effect of these reclassifications had no impact on previously reported members’ equity or net income. All intercompany balances and transactions have been eliminated in consolidation.

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

Contractually Committed Fees	Commitments
2024 (remaining)	$45.0
2025	158.8
2026	142.2
2027	112.1
2028	107.7
Thereafter	547.0
Total	$1,112.8

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

In the third quarter of 2024, we identified changes in our outlook for future cash flows and the anticipated use of certain non-core assets in our Louisiana segment. We determined that the carrying amounts of these assets exceeded their fair values and are not recoverable. For the three months ended September 30, 2024, we recorded $71.0 million of impairment expense in our Louisiana segment related to our decision to idle the Pelican processing plant and cancel certain projects. For the nine months ended September 30, 2024, we recorded $85.2 million of impairment expense, of which $14.2 million was recorded in the first quarter of 2024 and related to changes in our outlook for future cash flows and the anticipated use of certain non-core assets in our North Texas segment.

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

The following table represents our change in carrying value of intangible assets (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Nine Months Ended September 30, 2024
Customer relationships, beginning of period	$1,844.8	$(1,051.2)	$793.6
Amortization expense	—	(95.6)	(95.6)
Customer relationships, end of period	$1,844.8	$(1,146.8)	$698.0

Amortization expense was $31.9 million for each of the three months ended September 30, 2024 and 2023 and $95.6 million and $95.7 million for the nine months ended September 30, 2024 and 2023, respectively.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes our estimated aggregate amortization expense for the next five years and thereafter (in millions):

2024 (remaining)	$32.0
2025	110.2
2026	106.3
2027	106.3
2028	106.3
Thereafter	236.9
Total	$698.0

(4) Related Party Transactions

(a)    Transactions with the Cedar Cove JV

We process natural gas and purchase the related residue natural gas and NGLs from the Cedar Cove JV. Our transactions with the Cedar Cove JV for all periods presented were not material.

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

On September 16, 2024, in connection with the GIP/ONEOK Transaction, we gave notice to GIP of our election to terminate the repurchase agreement entered into on January 16 , 2024, in accordance with the terms of the repurchase agreement. The termination of the repurchase agreement was effective as of October 2, 2024, upon which date we repurchased the applicable number of common units representing GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended September 30, 2024.

See “Note 8—Members’ Equity” for additional information on the activity related to the GIP repurchase agreement.

Transactions with Companies Affiliated with GIP. We may engage in various transactions with GIP’s affiliated entities, including GIP’s portfolio companies. Our transactions with GIP’s affiliated entities for all periods presented were not material.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

(5) Long-Term Debt

As of September 30, 2024 and December 31, 2023, long-term debt consisted of the following (in millions):

	September 30, 2024			December 31, 2023
	Outstanding Principal	Premium (Discount)	Long-Term Debt	Outstanding Principal	Premium (Discount)	Long-Term Debt
Revolving Credit Facility due 2027	$—	$—	$—	$—	$—	$—
AR Facility due 2025 (1)	260.0	—	260.0	300.0	—	300.0
ENLK’s 4.40% Senior unsecured notes due 2024	—	—	—	97.9	—	97.9
ENLK’s 4.15% Senior unsecured notes due 2025	421.6	—	421.6	421.6	—	421.6
ENLK’s 4.85% Senior unsecured notes due 2026	491.0	(0.1)	490.9	491.0	(0.2)	490.8
ENLC’s 5.625% Senior unsecured notes due 2028	500.0	—	500.0	500.0	—	500.0
ENLC’s 5.375% Senior unsecured notes due 2029	498.7	—	498.7	498.7	—	498.7
ENLC’s 6.50% Senior unsecured notes due 2030	1,000.0	(2.4)	997.6	1,000.0	(2.7)	997.3
ENLC’s 5.650% Senior unsecured notes due 2034	500.0	(1.9)	498.1	—	—	—
ENLK’s 5.60% Senior unsecured notes due 2044	340.0	(0.2)	339.8	350.0	(0.2)	349.8
ENLK’s 5.05% Senior unsecured notes due 2045	413.4	(4.4)	409.0	450.0	(5.0)	445.0
ENLK’s 5.45% Senior unsecured notes due 2047	448.2	(0.1)	448.1	500.0	(0.1)	499.9
Debt classified as long-term, including current maturities of long-term debt	$4,872.9	$(9.1)	4,863.8	$4,609.2	$(8.2)	4,601.0
Debt issuance cost (2)			(32.3)			(32.1)
Less: Current maturities of long-term debt (3)(4)(5)			(681.3)			(97.9)
Long-term debt, net of unamortized issuance cost			$4,150.2			$4,471.0
____________________________
(1)The effective interest rate was 5.9% and 6.4% at September 30, 2024 and December 31, 2023, respectively.
(2)Net of accumulated amortization of $23.8 million and $20.0 million at September 30, 2024 and December 31, 2023, respectively.
(3)The outstanding balance, net of debt issuance costs, of ENLK’s 4.40% senior unsecured notes due 2024 are classified as “Current maturities of long-term debt” in the consolidated balance sheet as of December 31, 2023 as these notes matured on April 1, 2024.
(4)The outstanding balance, net of debt issuance costs, of ENLK’s 4.15% senior unsecured notes are classified as “Current maturities of long-term debt” in the consolidated balance sheet as of September 30, 2024 as these notes mature on June 1, 2025.
(5)The AR Facility is classified as “Current maturities of long-term debt” in the consolidated balance sheet as of September 30, 2024 as the AR Facility is scheduled to terminate on August 1, 2025.

Revolving Credit Facility

The Revolving Credit Facility permits ENLC to borrow up to $1.4 billion on a revolving credit basis and includes a $500.0 million letter of credit subfacility. There were no outstanding borrowings under the Revolving Credit Facility and $14.6 million in outstanding letters of credit as of September 30, 2024.

On September 12, 2024, we amended the change of control provisions of the Revolving Credit Facility to, among other things, designate ONEOK as Qualifying Owners (as defined in the Revolving Credit Facility), such that the GIP/ONEOK Transaction did not result in a change of control under the Revolving Credit Agreement.At September 30, 2024, we were in compliance with the financial covenants of the Revolving Credit Facility.

AR Facility

On October 21, 2020, the SPV entered into the AR Facility. We are the primary beneficiary of the SPV, and we consolidate its assets and liabilities, which consist primarily of billed and unbilled accounts receivable of $496.4 million as of September 30, 2024. As of September 30, 2024, the AR Facility had a borrowing base of $383.3 million and there were $260.0 million in outstanding borrowings under the AR Facility.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The amount available for borrowings at any one time under the AR Facility is limited to a borrowing base amount calculated based on the outstanding balance of eligible receivables held as collateral, subject to certain reserves, concentration limits, and other limitations. Depending on our operational needs, we may not borrow the total amount available for borrowings. At September 30, 2024, we were in compliance with the financial covenants of the AR Facility.

Senior Unsecured Notes

On August 15, 2024, ENLC completed the sale of $500.0 million in aggregate principal amount of ENLC’s 5.650% senior unsecured notes due September 1, 2034 (the “2034 Notes”) at 99.618% of their face value. Interest on the 2034 Notes is payable on March 1 and September 1 of each year beginning on March 1, 2025. ENLC used the net proceeds for general limited liability company purposes, including to repay the borrowings under the Revolving Credit Facility and a portion of the borrowings under the AR Facility. A portion of these borrowings were incurred to purchase outstanding Series B Preferred Units on August 5, 2024. The 2034 Notes are fully and unconditionally guaranteed by ENLK.

Additionally, for the three and nine months ended September 30, 2024, we repurchased a portion of ENLK’s 5.60% senior unsecured notes due 2044 (the “2044 Notes”), ENLK’s 5.05% senior unsecured notes due 2045 (the “2045 Notes”), and ENLK’s 5.45% senior unsecured notes due 2047 (the “2047 Notes”) in open market transactions. As a result, we recognized a $9.5 million gain on extinguishment of debt, which is included in the consolidated statements of operations for the three and nine months ended September 30, 2024. We did not repurchase any senior unsecured notes in open market transactions during the three and nine months ended September 30, 2023.

(6) Income Taxes

The components of our income tax expense are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current income tax expense	$(0.8)	$(1.2)	$(1.2)	$(1.5)
Deferred income tax expense	(6.2)	(9.4)	(12.0)	(39.0)
Income tax expense	$(7.0)	$(10.6)	$(13.2)	$(40.5)

The following schedule reconciles income tax expense and the amount calculated by applying the statutory U.S. federal tax rate to income before non-controlling interest and income taxes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected income tax expense based on federal statutory tax rate	$(6.3)	$(8.4)	$(16.8)	$(38.3)
State income tax expense, net of federal benefit	(0.9)	(1.1)	(2.4)	(4.9)
Unit-based compensation (1)	0.1	0.9	7.8	7.5
Other	0.1	(2.0)	(1.8)	(4.8)
Income tax expense	$(7.0)	$(10.6)	$(13.2)	$(40.5)
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

As of September 30, 2024, we had $767.1 million of deferred tax assets, net of a $1.2 million valuation allowance, and $870.9 million of deferred tax liabilities for net deferred tax liabilities of $103.8 million. In September 2024, we recorded a deferred tax asset of $6.3 million resulting from the step-up in basis allowed under Section 743(b) of the Internal Revenue Code related to the exchanges and repurchase of the Series B Preferred Units during the nine months ended September 30, 2024, which is expected to be amortized over the useful lives of the underlying assets. Refer to “Note 7—Certain Provisions of the ENLK Partnership Agreement” for more information on our exchanges and repurchase of the Series B Preferred Units.

As of December 31, 2023, we had $758.3 million of deferred tax assets, net of a $1.2 million valuation allowance, and $862.5 million of deferred tax liabilities for net deferred tax liabilities of $104.2 million.

As of September 30, 2024, management believes it is more likely than not that the Company will realize the benefits of the deferred tax assets, net of valuation allowance.

(7) Certain Provisions of the ENLK Partnership Agreement

a.Series B Preferred Units

As of September 30, 2024 and December 31, 2023, there were 27,365,971 and 54,575,638 Series B Preferred Units issued and outstanding, respectively.

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

A summary of the exchange activity by the holders of the Series B Preferred Units during the nine months ended September 30, 2024 is provided below (in millions, except per unit amounts):

	Series B Preferred Units Canceled	Series B Preferred Units Exchanged			ENLC Common Units Issued		Loss on Exchange of Series B Preferred Units
Transaction date	Units	Units		$	Units	$	$
April 2024	2,604,046	2,608,696	(1)	$38.3	3,000,000	$41.2	$(2.9)
May 2024	3,478,262	3,478,262		$51.6	4,000,000	$53.9	$(2.3)
July 2024	8,695,654	8,695,654		$127.6	10,000,000	$139.8	$(12.2)
____________________________
(1)Includes 4,650 accrued and unpaid Series B Preferred Units that holders were entitled to receive in a PIK Distribution in respect of the first quarter of 2024 as of the date of the exchange of such Series B Preferred Units.

As a result of these exchanges, we recorded a $12.2 million and $17.4 million loss attributable to common units for the three and nine months ended September 30, 2024, respectively.

Repurchase

In August 2024, we repurchased 12,698,414 Series B Preferred Units for $200.0 million plus accrued distributions. The repurchase price represented 105% of the preferred units’ par value.

As a result of this repurchase, we recorded a $9.5 million loss attributable to common units for the three and nine months ended September 30, 2024.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Income and Distributions

Income is allocated to the Series B Preferred Units in an amount equal to the quarterly distribution with respect to the period earned. A summary of the distribution activity relating to the Series B Preferred Units during the nine months ended September 30, 2024 and 2023 is provided below:

Declaration period	PIK Distribution	Cash distribution (in millions)	Date paid/payable
2024
Fourth Quarter of 2023	136,439	$15.3	February 9, 2024
First Quarter of 2024	130,270	$14.7	May 14, 2024
Second Quarter of 2024 (1)	—	$12.8	August 14, 2024
Third Quarter of 2024	—	$8.7	November 14, 2024

2023
Fourth Quarter of 2022	—	$17.3	February 13, 2023
First Quarter of 2023	135,421	$15.2	May 12, 2023
Second Quarter of 2023	135,759	$15.3	August 11, 2023
Third Quarter of 2023	136,099	$15.3	November 10, 2023
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

b.Series C Preferred Units

As of September 30, 2024 and December 31, 2023, there were 361,500 and 366,500 Series C Preferred Units issued and outstanding, respectively.

Repurchase

In August 2024, we repurchased 5,000 Series C Preferred Units for total consideration of $5.0 million plus accrued distributions. The repurchase price represented 100% of the preferred units’ par value.

Redemption

On September 17, 2024, ENLK gave notice to redeem all of its outstanding Series C Preferred Units on October 17, 2024 (the “Redemption Date”). The redemption amount was set at $1,000 per Series C Preferred Unit, plus $8.28 per Series C Preferred Unit of unpaid distributions. We paid the redemption amount to the holders of the Series C Preferred Units on the Redemption Date, upon which time the Series C Preferred Units ceased to be outstanding. As of September 30, 2024, $364.5 million is classified as “Other current liabilities” on the consolidated balance sheets related to the redemption of the Series C Preferred Units.

As a result of this redemption, we recorded a $3.8 million loss attributable to common units for the three and nine months ended September 30, 2024.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes our ENLC common unit repurchase activity for the periods presented (in millions, except for unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Publicly held ENLC common units	1,906,780	2,253,012	6,108,742	7,690,821
ENLC common units held by GIP (1)	1,718,847	2,763,581	6,862,179	6,911,568
Total ENLC common units	3,625,627	5,016,593	12,970,921	14,602,389

Aggregate cost for publicly held ENLC common units	$25.0	$26.9	$79.0	$85.9
Aggregate cost for ENLC common units held by GIP	22.9	27.5	87.5	75.3
Excise tax on net common unit repurchases	—	0.5	—	1.2
Total aggregate cost for ENLC common units	$47.9	$54.9	$166.5	$162.4

Average price paid per publicly held ENLC common unit (2)	$13.09	$11.93	$12.93	$11.16
Average price paid per ENLC common unit held by GIP (2)(3)	$13.31	$9.94	$12.75	$10.89
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

Additionally, on October 2, 2024, we repurchased 1,562,279 ENLC common units held by GIP at an aggregate cost of $20.4 million, or an average of $13.07 per common unit. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended September 30, 2024. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the ENLC common units held by GIP. As of September 30, 2024, $20.4 million is classified as “Other current liabilities” in the consolidated balance sheets related to our obligation to repurchase our common units from GIP. See “Note 4—Related Party Transactions” for additional information relating to the GIP repurchase agreement.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

b.Earnings Per Unit and Dilution Computations

As required under ASC 260, Earnings Per Share, unvested share-based payments that entitle employees to receive non-forfeitable distributions are considered participating securities for earnings per unit calculations. The following table reflects the computation of basic and diluted earnings per unit for the periods presented (in millions, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributed earnings allocated to:
Common units (1)	$60.8	$57.6	$180.4	$174.0
Unvested unit-based awards (1)	0.7	1.0	2.2	2.9
Total distributed earnings	$61.5	$58.6	$182.6	$176.9
Distribution in excess of earnings:
Common units	$(72.1)	$(28.6)	$(144.9)	$(34.3)
Unvested unit-based awards	(0.9)	(0.5)	(1.8)	(0.6)
Total distribution in excess of earnings	$(73.0)	$(29.1)	$(146.7)	$(34.9)
Net income (loss) attributable to ENLC allocated to:
Common units (2)	$(11.3)	$29.0	$35.5	$139.7
Unvested unit-based awards (2)	(0.2)	0.5	0.4	2.3
Total net income (loss) attributable to ENLC (2)	$(11.5)	$29.5	$35.9	$142.0
Net income (loss) attributable to ENLC per unit:
Basic (2)	$(0.03)	$0.06	$0.08	$0.31
Diluted (2)	$(0.03)	$0.06	$0.08	$0.30
____________________________
(1)Represents distribution activity consistent with the distribution activity table below.
(2)Includes losses related to the exchanges and repurchase of the Series B Preferred Units and the redemption of the Series C Preferred Units. Refer to “Note 7—Certain Provisions of the ENLK Partnership Agreement” for additional information on these losses.

The following are the unit amounts used to compute the basic and diluted earnings per unit for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average units outstanding:
Weighted average common units outstanding	458.6	459.3	453.8	464.1
Diluted weighted average units outstanding:
Weighted average basic common units outstanding	458.6	459.3	453.8	464.1
Dilutive effect of unvested restricted units (1)	—	4.6	2.6	4.3
Total weighted average diluted common units outstanding	458.6	463.9	456.4	468.4
____________________________
(1)All common unit equivalents were antidilutive for the three months ended September 30, 2024 since a net loss attributable to ENLC common units, including losses related to the exchange and repurchase of the Series B Preferred Units and the redemption of the Series C Preferred Units, existed for that period.

All outstanding units were included in the computation of diluted earnings per unit and weighted based on the number of days such units were outstanding during the period presented.

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

c.Distributions

A summary of our distribution activity related to the ENLC common units for the nine months ended September 30, 2024 and 2023, respectively, is provided below:

Declaration period	Distribution/unit	Date paid/payable
2024
Fourth Quarter of 2023	$0.1325	February 9, 2024
First Quarter of 2024	$0.1325	May 14, 2024
Second Quarter of 2024	$0.1325	August 14, 2024
Third Quarter of 2024	$0.1325	November 14, 2024

2023
Fourth Quarter of 2022	$0.1250	February 13, 2023
First Quarter of 2023	$0.1250	May 12, 2023
Second Quarter of 2023	$0.1250	August 11, 2023
Third Quarter of 2023	$0.1250	November 10, 2023

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

The components of the unrealized gain (loss) on designated cash flow hedge related to changes in the fair value of our interest rate swap are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in fair value of interest rate swap	$(6.6)	$2.2	$(2.4)	$8.1
Tax benefit (expense)	1.7	(0.5)	0.6	(1.9)
Unrealized gain (loss) on designated cash flow hedge	$(4.9)	$1.7	$(1.8)	$6.2

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to the interest rate swap are as follows (in millions):

	September 30, 2024	December 31, 2023
Fair value of derivative assets—current	$—	$3.3
Fair value of derivative liabilities—current	(0.2)	—
Fair value of derivative liabilities—long-term	(1.3)	(2.4)
Net fair value of interest rate swap	$(1.5)	$0.9

Interest income is recognized from accumulated other comprehensive income (loss) from the monthly settlement of our interest rate swap and was included in our consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$1.5	$1.4	$4.5	$3.0

We expect to recognize an additional $0.2 million of interest expense out of accumulated other comprehensive income (loss) over the next twelve months.

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

The components of gain (loss) on derivative activity in the consolidated statements of operations related to commodity derivatives are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Change in fair value of derivatives	$18.0	$(22.9)	$(4.1)	$(19.0)
Realized gain (loss) on derivatives	3.8	0.9	(3.9)	20.2
Gain (loss) on derivative activity	$21.8	$(22.0)	$(8.0)	$1.2

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of derivative assets and liabilities related to commodity derivatives are as follows (in millions):

	September 30, 2024	December 31, 2023
Fair value of derivative assets—current	$40.3	$73.6
Fair value of derivative assets—long-term	13.9	27.0
Fair value of derivative liabilities—current	(32.3)	(62.7)
Fair value of derivative liabilities—long-term	(12.4)	(24.3)
Net fair value of commodity derivatives	$9.5	$13.6

Set forth below are the summarized notional volumes and fair values of all instruments related to commodity derivatives that we held for price risk management purposes and the related physical offsets at September 30, 2024 (in millions, except volumes). The remaining term of the contracts extend no later than January 2029.

Commodity	Instruments	Unit	Volume	Net Fair Value
NGL (short contracts)	Swaps	MMgals	(88.8)	$(1.0)
NGL (long contracts)	Swaps	MMgals	31.5	2.6
Natural gas (short contracts)	Swaps and futures	Bbtu	(105.8)	41.5
Natural gas (long contracts)	Swaps and futures	Bbtu	94.6	(35.8)
Crude and condensate (short contracts)	Swaps and futures	MMbbls	(5.3)	6.3
Crude and condensate (long contracts)	Swaps and futures	MMbbls	0.9	(4.1)
Total fair value of commodity derivatives				$9.5

On all transactions where we are exposed to counterparty risk, we analyze the counterparty’s financial condition prior to entering into an agreement, establish limits, and monitor the appropriateness of these limits on an ongoing basis. We primarily deal with financial institutions when entering into financial derivatives on commodities. We have entered into Master ISDAs that allow for netting of swap contract receivables and payables in the event of default by either party. Additionally, we have entered into FCDTCs that allow for netting of futures contract receivables and payables in the event of default by either party. If our counterparties failed to perform under existing commodity swap and futures contracts, the maximum loss on our gross receivable position of $54.2 million as of September 30, 2024 would be reduced to $10.5 million due to the offsetting of gross fair value payables against gross fair value receivables as allowed by the ISDAs and the FCDTCs.

(10) Fair Value Measurements

Derivative assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Level 2
	September 30, 2024	December 31, 2023
Interest rate swap (1)	$(1.5)	$0.9
Commodity derivatives (2)	$9.5	$13.6
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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Long-term debt, including current maturities of long-term debt. The carrying value and estimated fair value of our outstanding debt balances are disclosed below (in millions):

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities of long-term debt (1)	$4,831.5	$4,909.9	$4,568.9	$4,427.0
____________________________
(1)The carrying value of long-term debt, including current maturities of long-term debt, is reduced by debt issuance cost, net of accumulated amortization, of $32.3 million and $32.1 million as of September 30, 2024 and December 31, 2023, respectively. The respective fair values do not factor in debt issuance costs.

The fair values of all senior unsecured notes as of September 30, 2024 and December 31, 2023 were based on Level 2 inputs from third-party market quotations.

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

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

We evaluate the performance of our operating segments based on segment profit. Summarized financial information for our reportable segments is shown in the following tables (in millions):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2024
Natural gas sales	$6.6	$100.8	$23.3	$41.5	$—	$172.2
NGL sales	(9.7)	672.4	0.5	(5.1)	—	658.1
Crude oil and condensate sales	429.5	—	31.6	—	—	461.1
Other	—	—	—	0.9	—	0.9
Product sales	426.4	773.2	55.4	37.3	—	1,292.3
Natural gas sales—related parties	—	—	0.4	—	(0.4)	—
NGL sales—related parties	227.3	10.0	103.9	69.0	(410.2)	—
Crude oil and condensate sales—related parties	—	—	—	2.7	(2.7)	—
Product sales—related parties	227.3	10.0	104.3	71.7	(413.3)	—
Gathering and transportation	50.8	28.7	70.5	42.5	—	192.5
Processing	14.2	0.5	36.1	23.8	—	74.6
NGL services	—	15.7	—	0.1	—	15.8
Crude services	6.7	—	3.1	0.2	—	10.0
Other services	1.2	—	0.1	0.1	—	1.4
Midstream services	72.9	44.9	109.8	66.7	—	294.3
NGL services—related parties	—	—	—	1.5	(1.5)	—
Midstream services—related parties	—	—	—	1.5	(1.5)	—
Revenue from contracts with customers	726.6	828.1	269.5	177.2	(414.8)	1,586.6
Realized gain (loss) on derivatives	3.4	(1.9)	0.1	2.2	—	3.8
Change in fair value of derivatives	2.6	11.3	3.0	1.1	—	18.0
Total revenues	732.6	837.5	272.6	180.5	(414.8)	1,608.4
Cost of sales, exclusive of operating expenses and depreciation and amortization	(533.7)	(709.8)	(140.1)	(98.8)	414.8	(1,067.6)
Operating expenses	(56.0)	(28.0)	(27.1)	(22.9)	—	(134.0)
Segment profit	$142.9	$99.7	$105.4	$58.8	$—	$406.8
Capital expenditures	$29.7	$15.7	$20.5	$8.4	$0.8	$75.1

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2023
Natural gas sales	$132.9	$101.8	$42.3	$22.7	$—	$299.7
NGL sales	(4.8)	746.6	(2.0)	0.7	—	740.5
Crude oil and condensate sales	345.2	78.0	24.7	—	—	447.9
Product sales	473.3	926.4	65.0	23.4	—	1,488.1
NGL sales—related parties	247.4	5.3	126.0	78.7	(457.4)	—
Crude oil and condensate sales—related parties	—	—	—	2.3	(2.3)	—
Product sales—related parties	247.4	5.3	126.0	81.0	(459.7)	—
Gathering and transportation	30.5	19.5	60.5	49.8	—	160.3
Processing	15.3	0.5	36.2	29.9	—	81.9
NGL services	—	20.5	—	0.1	—	20.6
Crude services	5.6	5.7	3.7	0.1	—	15.1
Other services	1.7	0.2	0.1	0.2	—	2.2
Midstream services	53.1	46.4	100.5	80.1	—	280.1
NGL services—related parties	—	—	—	1.2	(1.2)	—
Midstream services—related parties	—	—	—	1.2	(1.2)	—
Revenue from contracts with customers	773.8	978.1	291.5	185.7	(460.9)	1,768.2
Realized gain (loss) on derivatives	(4.4)	—	0.9	4.4	—	0.9
Change in fair value of derivatives	(7.4)	(6.0)	(4.1)	(5.4)	—	(22.9)
Total revenues	762.0	972.1	288.3	184.7	(460.9)	1,746.2
Cost of sales, exclusive of operating expenses and depreciation and amortization	(604.3)	(850.0)	(157.1)	(94.2)	460.9	(1,244.7)
Operating expenses	(55.0)	(35.0)	(26.6)	(26.7)	—	(143.3)
Segment profit	$102.7	$87.1	$104.6	$63.8	$—	$358.2
Capital expenditures	$82.9	$23.1	$11.5	$17.0	$2.0	$136.5

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2024
Natural gas sales	$126.1	$331.3	$76.0	$97.8	$—	$631.2
NGL sales	(22.5)	2,106.0	(1.1)	(13.5)	—	2,068.9
Crude oil and condensate sales	1,176.5	—	97.2	—	—	1,273.7
Other	—	—	—	2.1	—	2.1
Product sales	1,280.1	2,437.3	172.1	86.4	—	3,975.9
Natural gas sales—related parties	—	0.1	0.4	—	(0.5)	—
NGL sales—related parties	722.5	28.5	318.2	208.1	(1,277.3)	—
Crude oil and condensate sales—related parties	—	—	—	9.6	(9.6)	—
Product sales—related parties	722.5	28.6	318.6	217.7	(1,287.4)	—
Gathering and transportation	132.1	81.0	191.0	129.1	—	533.2
Processing	45.7	1.7	105.1	73.3	—	225.8
NGL services	—	46.9	—	0.2	—	47.1
Crude services	16.7	0.1	10.0	0.6	—	27.4
Other services	4.8	0.2	0.4	0.6	—	6.0
Midstream services	199.3	129.9	306.5	203.8	—	839.5
NGL services—related parties	—	—	—	3.0	(3.0)	—
Midstream services—related parties	—	—	—	3.0	(3.0)	—
Revenue from contracts with customers	2,201.9	2,595.8	797.2	510.9	(1,290.4)	4,815.4
Realized gain (loss) on derivatives	(1.0)	(2.8)	(1.9)	1.8	—	(3.9)
Change in fair value of derivatives	(1.1)	(2.6)	(0.3)	(0.1)	—	(4.1)
Total revenues	2,199.8	2,590.4	795.0	512.6	(1,290.4)	4,807.4
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,668.4)	(2,210.1)	(423.4)	(269.1)	1,290.4	(3,280.6)
Operating expenses	(206.4)	(85.9)	(77.0)	(72.5)	—	(441.8)
Segment profit	$325.0	$294.4	$294.6	$171.0	$—	$1,085.0
Capital expenditures	$109.9	$68.6	$57.3	$26.0	$2.9	$264.7

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2023
Natural gas sales	$338.6	$326.1	$142.0	$53.9	$—	$860.6
NGL sales	(4.4)	2,253.1	7.0	(2.2)	—	2,253.5
Crude oil and condensate sales	826.3	187.2	76.1	—	—	1,089.6
Product sales	1,160.5	2,766.4	225.1	51.7	—	4,203.7
NGL sales—related parties	689.0	15.0	346.3	224.4	(1,274.7)	—
Crude oil and condensate sales—related parties	—	—	—	7.8	(7.8)	—
Product sales—related parties	689.0	15.0	346.3	232.2	(1,282.5)	—
Gathering and transportation	83.1	58.2	175.8	153.8	—	470.9
Processing	43.8	0.9	107.9	92.5	—	245.1
NGL services	—	65.7	—	0.2	—	65.9
Crude services	18.6	17.8	13.1	0.5	—	50.0
Other services	5.0	0.9	0.4	0.7	—	7.0
Midstream services	150.5	143.5	297.2	247.7	—	838.9
NGL services—related parties	—	—	—	2.6	(2.6)	—
Midstream services—related parties	—	—	—	2.6	(2.6)	—
Revenue from contracts with customers	2,000.0	2,924.9	868.6	534.2	(1,285.1)	5,042.6
Realized gain (loss) on derivatives	(3.0)	(0.6)	4.8	19.0	—	20.2
Change in fair value of derivatives	(9.0)	3.2	(3.5)	(9.7)	—	(19.0)
Total revenues	1,988.0	2,927.5	869.9	543.5	(1,285.1)	5,043.8
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,541.3)	(2,538.9)	(481.6)	(258.9)	1,285.1	(3,535.6)
Operating expenses	(156.2)	(100.6)	(78.3)	(77.4)	—	(412.5)
Segment profit	$290.5	$288.0	$310.0	$207.2	$—	$1,095.7
Capital expenditures	$191.2	$53.1	$59.3	$46.9	$4.8	$355.3

The following table reconciles segment profit to income before non-controlling interest and income taxes in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment profit	$406.8	$358.2	$1,085.0	$1,095.7
Depreciation and amortization	(186.1)	(163.8)	(514.0)	(489.5)
Impairments	(71.0)	(20.7)	(85.2)	(20.7)
Gain (loss) on disposition of assets	(0.7)	0.6	0.1	1.8
General and administrative	(30.0)	(30.4)	(115.4)	(87.8)
Interest expense, net of interest income	(67.7)	(67.9)	(199.8)	(205.2)
Gain on extinguishment of debt	9.5	—	9.5	—
Income (loss) from unconsolidated affiliate investments	(11.6)	1.0	(12.1)	(3.7)
Other income (expense)	0.9	(0.6)	5.2	(0.2)
Income before non-controlling interest and income taxes	$50.1	$76.4	$173.3	$290.4

ENLINK MIDSTREAM, LLC AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below represents information about segment assets as of September 30, 2024 and December 31, 2023 (in millions):

Segment Identifiable Assets:	September 30, 2024	December 31, 2023
Permian	$2,749.7	$2,813.6
Louisiana	1,888.4	2,031.8
Oklahoma	2,121.5	2,275.8
North Texas	927.6	1,017.7
Corporate (1)	196.6	189.7
Total identifiable assets	$7,883.8	$8,328.6
____________________________
(1)Accounts receivable and accrued revenue sold to the SPV for collateral under the AR Facility are included within the Permian, Louisiana, Oklahoma, and North Texas segments.

(12) Other Information

The following tables present additional detail for other current assets and other current liabilities, which consists of the following (in millions):

Other current assets:	September 30, 2024	December 31, 2023
Product inventory	$101.2	$46.4
Prepaid expenses and other	25.9	19.0
Other current assets	$127.1	$65.4

Other current liabilities:	September 30, 2024	December 31, 2023
Accrued interest	$42.8	$63.4
Accrued wages and benefits, including taxes	25.9	23.2
Accrued ad valorem taxes	36.2	33.3
Redemption of Series C Preferred Units	364.5	—
Capital expenditure accruals	37.7	64.6
Short-term lease liability	40.0	28.2
Operating expense accruals	15.4	21.5
Accrued common unit repurchase	20.4	41.5
Other	22.8	2.8
Other current liabilities	$605.7	$278.5

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

The following customers individually represented greater than 10% of our consolidated revenues for the three and nine months ended September 30, 2024 or 2023. No other customers represented greater than 10% of our consolidated revenues during the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
The Dow Chemical Company (1)	10.5%	9.3%	10.6%	10.7%
Marathon Petroleum Corporation (2)	22.1%	15.5%	21.8%	18.3%
ExxonMobil Corporation (3)	11.4%	5.0%	7.7%	3.7%
____________________________
(1)The Dow Chemical Company together with its consolidated subsidiaries.
(2)Marathon Petroleum Corporation together with its consolidated subsidiaries.
(3)ExxonMobil Corporation together with its consolidated subsidiaries.

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

	Crude oil	NGL	Natural gas
	$/Bbl (1)(2)	$/Gal (1)(3)	$/MMbtu (1)(4)
2024 by quarter:
1st Quarter	$76.91	$0.55	$2.10
2nd Quarter	$80.66	$0.52	$2.32
3rd Quarter	$75.27	$0.52	$2.23
2024 Averages	$77.61	$0.53	$2.22

2023 by quarter:
1st Quarter	$75.99	$0.61	$2.74
2nd Quarter	$73.56	$0.43	$2.33
3rd Quarter	$82.22	$0.50	$2.66
2023 Averages	$77.28	$0.51	$2.58
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

Inflation

In recent years, U.S. inflation has increased significantly. In order to reduce the inflation rate, the Federal Reserve increased its target for the federal funds rate (the benchmark for most interest rates) several times in 2023. Inflation has moderated in 2023 and throughout 2024. In September 2024, the Federal Reserve cut the federal funds rate by 50 basis points and indicated the possibility of further rate cuts before the end of 2024.

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

Other Recent Developments

GIP/ONEOK Transaction

On October 15, 2024, GIP and ONEOK closed a transaction pursuant to which ONEOK acquired (i) 43.8% of the outstanding ENLC common units, consisting of 97,207,538 ENLC common units from GIP Stetson I and 103,133,215 ENLC common units from GIP Stetson II, in exchange for consideration equal to $14.90 in cash per common unit and (ii) all of the outstanding limited liability company interests in the Managing Member from GIP Stetson I in exchange for $300.0 million in cash, for a total cash consideration of approximately $3.285 billion. As a result of the GIP/ONEOK Transaction, ONEOK acquired control of the operations of ENLC and its subsidiaries.

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

GCF Operations. In January 2023, we and our partners started the process to restart the GCF assets. We expect the assets to become operational in the fourth quarter of 2024.

Matterhorn JV. We own a 15% interest in the Matterhorn JV. The Matterhorn JV is constructing a pipeline designed to transport up to 2.5 Bcf/d of natural gas through approximately 490 miles of 42-inch pipeline from the Waha Hub in West Texas to Katy, Texas (the “Matterhorn Express Pipeline”). The Matterhorn Express Pipeline began in-service operations in the third quarter of 2024.

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

Debt

Senior Unsecured Notes

On August 15, 2024, ENLC completed the sale of $500.0 million in aggregate principal amount of ENLC’s 5.650% senior unsecured notes due September 1, 2034 (the “2034 Notes”) at 99.618% of their face value. Interest on the 2034 Notes is payable on March 1 and September 1 of each year beginning on March 1, 2025. ENLC used the net proceeds for general limited liability company purposes, including to repay the borrowings under the Revolving Credit Facility and a portion of the borrowings under the AR Facility. A portion of these borrowings were incurred to purchase outstanding Series B Preferred Units on August 5, 2024. The 2034 Notes are fully and unconditionally guaranteed by ENLK.

Additionally, for the three and nine months ended September 30, 2024, we repurchased a portion of the 2044 Notes, the 2045 Notes, and the 2047 Notes in open market transactions. As a result, we recognized a $9.5 million gain on extinguishment of debt, which is included in the consolidated statements of operations for the three and nine months ended September 30, 2024. We did not repurchase any senior unsecured notes in open market transactions during the three and nine months ended September 30, 2023.

Equity

Preferred Unit Activity

In July 2024, the holders of the Series B Preferred Units exchanged 8,695,654 Series B Preferred Units for 10,000,000 ENLC common units.

In August 2024, we repurchased 12,698,414 Series B Preferred Units for $200.0 million plus accrued distributions. The repurchase price represented 105% of the preferred units’ par value.

In August 2024, we repurchased 5,000 Series C Preferred Units for total consideration of $5.0 million plus accrued distributions. The repurchase price represented 100% of the preferred units’ par value.

On October 17, 2024, we redeemed all of the outstanding Series C Preferred units for $1,000 per Series C Preferred Unit, plus $8.28 per Series C Preferred Unit of unpaid distributions.

See “Item 1. Financial Statements—Note 7” for more information regarding the exchanges and repurchase of the Series B Preferred Units and the repurchase and redemption of the Series C Preferred Units.

Common Unit Repurchase Program. During the three months ended September 30, 2024, we repurchased 1,906,780 outstanding common units in open market purchases, for an aggregate cost, including commissions, of $25.0 million, or an average of $13.09 per common unit. For the nine months ended September 30, 2024, we repurchased 6,108,742 outstanding common units in open market purchases, for an aggregate cost, including commissions, of $79.0 million, or an average of $12.93 per common unit.

GIP Repurchase Agreement. During the three months ended September 30, 2024, we repurchased 1,718,847 ENLC common units held by GIP for an aggregate cost of $22.9 million, or an average of $13.31 per common unit. For the nine months ended September 30, 2024, we repurchased 6,862,179 ENLC common units held by GIP for an aggregate cost of $87.5 million, or an average of $12.75 per common unit.

Additionally, on October 2, 2024, we repurchased 1,562,279 ENLC common units held by GIP at an aggregate cost of $20.4 million, or an average of $13.07 per common unit. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended September 30, 2024. The per unit price we paid to GIP was the same as the average per unit price paid by us for publicly held ENLC common units repurchased during the same period, less broker commissions, which were not paid with respect to the ENLC common units held by GIP. As of September 30, 2024, $20.4 million is classified as “Other current liabilities” in the consolidated balance sheets related to our obligation to repurchase our common units from GIP.

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

The following table reconciles total revenues and gross margin to adjusted gross margin (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenues	$1,608.4	$1,746.2	$4,807.4	$5,043.8
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,067.6)	(1,244.7)	(3,280.6)	(3,535.6)
Operating expenses	(134.0)	(143.3)	(441.8)	(412.5)
Depreciation and amortization	(186.1)	(163.8)	(514.0)	(489.5)
Gross margin	220.7	194.4	571.0	606.2
Operating expenses	134.0	143.3	441.8	412.5
Depreciation and amortization	186.1	163.8	514.0	489.5
Adjusted gross margin	$540.8	$501.5	$1,526.8	$1,508.2

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

The following table reconciles net income to adjusted EBITDA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$43.1	$65.8	$160.1	$249.9
Interest expense, net of interest income	67.7	67.9	199.8	205.2
Depreciation and amortization	186.1	163.8	514.0	489.5
Impairments	71.0	20.7	85.2	20.7
(Income) loss from unconsolidated affiliate investments	11.6	(1.0)	12.1	3.7
Distributions from unconsolidated affiliate investments	—	0.1	—	2.4
(Gain) loss on disposition of assets	0.7	(0.6)	(0.1)	(1.8)
Gain on extinguishment of debt	(9.5)	—	(9.5)	—
Loss on litigation settlement (1)	—	—	23.0	—
Unit-based compensation	5.7	5.7	16.5	14.2
Income tax expense	7.0	10.6	13.2	40.5
Unrealized (gain) loss on commodity derivatives	(18.0)	22.9	4.1	19.0
Costs associated with the relocation of processing facilities (2)	2.1	2.9	28.3	5.0
Other (3)	0.1	0.1	1.6	0.6
Adjusted EBITDA before non-controlling interest	367.6	358.9	1,048.3	1,048.9
Non-controlling interest share of adjusted EBITDA from joint ventures (4)	(22.6)	(17.0)	(59.6)	(49.7)
Adjusted EBITDA, net to ENLC	$345.0	$341.9	$988.7	$999.2
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

The following table reconciles net cash provided by operating activities to adjusted EBITDA and free cash flow after distributions (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by operating activities	$260.1	$274.2	$716.0	$862.0
Interest expense (1)	66.1	66.3	195.2	200.3
Costs associated with the relocation of processing facilities (2)	2.1	2.9	28.3	5.0
Loss on litigation settlement (3)	—	—	23.0	—
Other (4)	1.3	0.9	5.3	1.7
Changes in operating assets and liabilities which (provided) used cash:
Accounts receivable, accrued revenues, inventories, and other	(63.5)	156.9	(52.0)	(92.8)
Accounts payable, accrued product purchases, and other accrued liabilities	101.5	(142.3)	132.5	72.7
Adjusted EBITDA before non-controlling interest	367.6	358.9	1,048.3	1,048.9
Non-controlling interest share of adjusted EBITDA from joint ventures (5)	(22.6)	(17.0)	(59.6)	(49.7)
Adjusted EBITDA, net to ENLC	345.0	341.9	988.7	999.2
Growth capital expenditures, net to ENLC (6)	(48.9)	(97.4)	(192.3)	(264.7)
Maintenance capital expenditures, net to ENLC (6)	(21.6)	(18.3)	(55.9)	(52.5)
Interest expense, net of interest income	(67.7)	(67.9)	(199.8)	(205.2)
Distributions declared on common units	(62.4)	(57.5)	(183.0)	(174.3)
ENLK preferred unit cash distributions earned (7)	(13.7)	(24.6)	(61.9)	(72.2)
Payment to redeem mandatorily redeemable non-controlling interest (8)	—	—	—	(10.5)
Costs associated with the relocation of processing facilities, net to ENLC (2)(6)	(1.9)	(1.7)	(17.7)	5.0
Contributions to investment in unconsolidated affiliates	(5.3)	(8.7)	(25.4)	(58.4)
Other (9)	(1.1)	0.4	(3.0)	1.2
Free cash flow after distributions	$122.4	$66.2	$249.7	$167.6
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
(9)Includes current income tax expense, earnout payments related to the Amarillo Rattler Acquisition and the Central Oklahoma Acquisition, a reduction for non-cash gain associated with a lease modification, and proceeds from the sale of surplus or unused equipment and land, which occurred in the normal operation of our business.

Results of Operations

The tables below set forth certain financial and operating data for the periods indicated. We evaluate the performance of our consolidated operations by focusing on adjusted gross margin, while we evaluate the performance of our operating segments based on segment profit and adjusted gross margin, as reflected in the tables below (in millions, except volumes):

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2024
Total revenues	$732.6	$837.5	$272.6	$180.5	$(414.8)	$1,608.4
Cost of sales, exclusive of operating expenses and depreciation and amortization	(533.7)	(709.8)	(140.1)	(98.8)	414.8	(1,067.6)
Adjusted gross margin	198.9	127.7	132.5	81.7	—	540.8
Operating expenses	(56.0)	(28.0)	(27.1)	(22.9)	—	(134.0)
Segment profit	142.9	99.7	105.4	58.8	—	406.8
Depreciation and amortization	(46.7)	(31.3)	(80.7)	(25.9)	(1.5)	(186.1)
Gross margin	$96.2	$68.4	$24.7	$32.9	$(1.5)	$220.7

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Three Months Ended September 30, 2023
Total revenues	$762.0	$972.1	$288.3	$184.7	$(460.9)	$1,746.2
Cost of sales, exclusive of operating expenses and depreciation and amortization	(604.3)	(850.0)	(157.1)	(94.2)	460.9	(1,244.7)
Adjusted gross margin	157.7	122.1	131.2	90.5	—	501.5
Operating expenses	(55.0)	(35.0)	(26.6)	(26.7)	—	(143.3)
Segment profit	102.7	87.1	104.6	63.8	—	358.2
Depreciation and amortization	(42.1)	(36.3)	(54.6)	(29.3)	(1.5)	(163.8)
Gross margin	$60.6	$50.8	$50.0	$34.5	$(1.5)	$194.4

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2024
Total revenues	$2,199.8	$2,590.4	$795.0	$512.6	$(1,290.4)	$4,807.4
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,668.4)	(2,210.1)	(423.4)	(269.1)	1,290.4	(3,280.6)
Adjusted gross margin	531.4	380.3	371.6	243.5	—	1,526.8
Operating expenses	(206.4)	(85.9)	(77.0)	(72.5)	—	(441.8)
Segment profit	325.0	294.4	294.6	171.0	—	1,085.0
Depreciation and amortization	(136.1)	(97.8)	(193.2)	(82.3)	(4.6)	(514.0)
Gross margin	$188.9	$196.6	$101.4	$88.7	$(4.6)	$571.0

	Permian	Louisiana	Oklahoma	North Texas	Corporate	Totals
Nine Months Ended September 30, 2023
Total revenues	$1,988.0	$2,927.5	$869.9	$543.5	$(1,285.1)	$5,043.8
Cost of sales, exclusive of operating expenses and depreciation and amortization	(1,541.3)	(2,538.9)	(481.6)	(258.9)	1,285.1	(3,535.6)
Adjusted gross margin	446.7	388.6	388.3	284.6	—	1,508.2
Operating expenses	(156.2)	(100.6)	(78.3)	(77.4)	—	(412.5)
Segment profit	290.5	288.0	310.0	207.2	—	1,095.7
Depreciation and amortization	(123.6)	(111.5)	(163.1)	(87.1)	(4.2)	(489.5)
Gross margin	$166.9	$176.5	$146.9	$120.1	$(4.2)	$606.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Midstream Volumes:
Consolidated
Gathering and Transportation (MMbtu/d)	7,350,500	7,095,800	7,380,800	7,064,400
Processing (MMbtu/d)	3,762,700	3,606,900	3,656,600	3,546,700
Crude Oil Handling (Bbls/d)	213,200	216,600	202,500	201,200
NGL Fractionation (Bbls/d)	164,400	180,800	174,400	181,000
Brine Disposal (Bbls/d)	—	3,400	—	3,000
Permian Segment
Gathering and Transportation (MMbtu/d)	2,029,700	1,840,800	1,987,600	1,752,800
Processing (MMbtu/d)	1,864,700	1,699,700	1,820,300	1,626,500
Crude Oil Handling (Bbls/d)	195,500	176,100	183,800	158,100
Louisiana Segment
Gathering and Transportation (MMbtu/d)	2,561,500	2,468,900	2,711,100	2,501,900
Crude Oil Handling (Bbls/d)	—	18,600	—	17,800
NGL Fractionation (Bbls/d)	164,400	180,800	174,400	181,000
Brine Disposal (Bbls/d)	—	3,400	—	3,000
Oklahoma Segment
Gathering and Transportation (MMbtu/d)	1,242,900	1,223,000	1,202,200	1,218,600
Processing (MMbtu/d)	1,192,700	1,178,200	1,152,400	1,182,400
Crude Oil Handling (Bbls/d)	17,700	21,900	18,700	25,300
North Texas Segment
Gathering and Transportation (MMbtu/d)	1,516,400	1,563,100	1,479,900	1,591,100
Processing (MMbtu/d)	705,300	729,000	683,900	737,800

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

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

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $137.8 million and $177.1 million, respectively, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the following:

•Product sales revenues decreased $195.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to:

◦A $127.5 million decrease in natural gas sales primarily driven by lower natural gas prices; and
◦An $82.4 million decrease in NGL sales primarily driven by lower NGL volumes.

These decreases were partially offset by a $13.2 million increase in crude oil and condensate sales primarily driven by an $84.3 million increase in our Permian segment, which was primarily driven by higher volumes, and was partially offset by a $78.0 million decrease in our Louisiana segment, driven by the divestiture of our ORV crude assets in November 2023.

•The changes in natural gas, NGL, and crude oil prices also had a corresponding impact to cost of sales, exclusive of operating expenses and depreciation and amortization, contributing to the $177.1 million decrease for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

•Revenues from midstream services increased $14.2 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a $32.2 million increase in gathering and transportation revenues primarily driven by higher gathering and transportation volumes in our Permian segment.

This increase was partially offset by:

◦A $7.3 million decrease in processing revenues primarily due to a $6.1 million decrease in our North Texas segment, which was driven by a one-time rate reset to a lower fee on certain existing contracts;
◦A $4.8 million decrease in NGL service revenues primarily driven by lower NGL service volumes; and
◦A $5.1 million decrease in crude services revenues primarily driven by the divestiture of our ORV crude assets.

•Derivative gains increased $43.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to $2.9 million of increased realized gains and $40.9 million of increased unrealized gains.

Operating Expenses. Operating expenses decreased $9.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a $7.0 million decrease in our Louisiana segment, driven by the divestiture of our ORV assets in November 2023.

Depreciation and Amortization. Depreciation and amortization increased $22.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to a $25.8 million increase related to changes in estimated useful lives of certain assets and a $5.3 million increase resulting from additional assets being placed in service. These increases were partially offset by a $6.1 million decrease related to assets reaching the end of their depreciable lives and a $2.9 million decrease due to the divestiture of our ORV assets in November 2023.

Impairments. For the three months ended September 30, 2024 and 2023, we recognized impairment expense related to property and equipment. Impairment expense is composed of the following amounts (in millions):

	Three Months Ended September 30,
	2024	2023
Impairments (1)	$71.0	$20.7
____________________________
(1)See “Item 1. Financial Statements—Note 2” for more information regarding the property and equipment impairments.

Interest Expense, Net of Interest Income. Interest expense, net of interest income, was $67.7 million for the three months ended September 30, 2024 compared to $67.9 million for the three months ended September 30, 2023, a decrease of $0.2 million. Interest expense, net of interest income, consisted of the following (in millions):

	Three Months Ended September 30,
	2024	2023
ENLK and ENLC senior notes	$60.6	$58.8
Revolving Credit Facility	2.8	4.0
AR Facility	5.8	5.2
Amortization of debt issuance costs and net discount of senior unsecured notes	1.6	1.6
Interest rate swap – realized	(1.5)	(1.4)
Treasury lock agreement	(1.1)	—
Other	(0.5)	(0.3)
Interest expense, net of interest income	$67.7	$67.9

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $9.5 million for the three months ended September 30, 2024 related to the partial repurchase of the 2044 Notes, 2045 Notes, and 2047 Notes. There were no debt extinguishments for the three months ended September 30, 2023.

Income (Loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $11.6 million for the three months ended September 30, 2024 compared to income of $1.0 million for the three months ended September 30, 2023, an increase in loss of $12.6 million. Income (loss) from unconsolidated affiliate investments consisted of the following (in millions):

	Three Months Ended September 30,
	2024	2023
GCF	$(2.3)	$0.3
Cedar Cove JV	—	(0.6)
Matterhorn JV	(9.3)	1.3
Income (loss) from unconsolidated affiliate investments	$(11.6)	$1.0

Income Tax Expense. Income tax expense was $7.0 million for the three months ended September 30, 2024 compared to an income tax expense of $10.6 million for the three months ended September 30, 2023, a decrease in income tax expense of $3.6 million. The decrease in income tax expense was primarily attributable to the decrease in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $29.1 million for the three months ended September 30, 2024 compared to net income of $36.3 million for the three months ended September 30, 2023, a decrease of $7.2 million. Net income attributable to non-controlling interest consisted of the following (in millions):

	Three Months Ended September 30,
	2024	2023
NGP’s 49.9% share of the Delaware Basin JV	$14.9	$8.5
Marathon Petroleum Corporation’s 50% share of the Ascension JV	0.4	1.5
Series B Preferred Units	6.2	17.0
Series C Preferred Units	7.6	9.3
Net income attributable to non-controlling interest	$29.1	$36.3

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

See below for our discussion of segment results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $29.4 million and $70.6 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $41.2 million, due to:

•A $39.4 million increase in adjusted gross margin associated with our Permian natural gas assets. Adjusted gross margin, excluding derivative activity, increased $27.1 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian natural gas assets increased adjusted gross margin by $12.3 million, which included $2.3 million from increased realized gains and $10.0 million from increased unrealized gains; and
•A $1.8 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, decreased $3.7 million, which was primarily due to lower commodity prices. Derivative activity associated with our Permian crude assets increased adjusted gross margin by $5.5 million from increased realized gains.

◦Operating expenses in the Permian segment increased $1.0 million due to an increase in operating activity.

◦Depreciation and amortization in the Permian segment increased $4.6 million primarily due to additional assets being placed in service.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $134.6 million and $140.2 million, respectively, resulting in an increase in adjusted gross margin in the Louisiana segment of $5.6 million, due to:

•A $0.8 million increase in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, decreased $6.7 million, which was primarily due to lower seasonal fees for delivery of normal butane. Derivative activity associated with our Louisiana NGL transmission and fractionation assets increased adjusted gross margin by $7.5 million, which included $2.6 million from increased realized losses and $10.1 million from increased unrealized gains;
•A $15.7 million increase in adjusted gross margin associated with our Louisiana natural gas assets. Adjusted gross margin, excluding derivative activity, increased $8.6 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Louisiana natural gas assets increased adjusted gross margin by $7.1 million, which included $0.1 million from increased realized losses and $7.2 million from increased unrealized gains; and
•A $10.9 million decrease in adjusted gross margin associated with our ORV crude assets, due to their divestiture in November 2023.

◦Operating expenses in the Louisiana segment decreased $7.0 million primarily due to the divestiture of our ORV assets in November 2023.

◦Depreciation and amortization in the Louisiana segment decreased $5.0 million primarily due to a $2.9 million decrease due to the divestiture of our ORV assets in November 2023 and a $1.7 million decrease resulting from assets reaching the end of their depreciable lives.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation amortization, decreased $15.7 million and $17.0 million, respectively, resulting in an increase in adjusted gross margin in the Oklahoma segment of $1.3 million, due to:

•A $2.0 million increase in adjusted gross margin associated with our Oklahoma natural gas assets. Adjusted gross margin, excluding derivative activity, decreased $3.9 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our Oklahoma natural gas assets increased adjusted gross margin by $5.9 million, which included $1.2 million from increased realized losses and $7.1 million from increased unrealized gains; and
•A $0.7 million decrease in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $1.1 million, which was primarily due to lower volumes from existing customers. Derivative activity associated with our Oklahoma crude assets increased adjusted gross margin by $0.4 million from increased realized gains.

◦Operating expenses in the Oklahoma segment increased $0.5 million primarily due to an increase in operating activity.

◦Depreciation and amortization in the Oklahoma segment increased $26.1 million primarily due to a $25.8 million increase related to changes in estimated useful lives of certain assets.

•North Texas Segment.

◦Revenues decreased $4.2 million and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $4.6 million, resulting in a decrease in adjusted gross margin in the North Texas segment of $8.8 million. Adjusted gross margin, excluding derivative activity, decreased $13.1 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our North Texas segment increased adjusted gross margin by $4.3 million, which included $2.2 million from decreased realized gains and $6.5 million from increased unrealized gains.

◦Operating expenses in the North Texas segment decreased $3.8 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the North Texas segment decreased $3.4 million primarily due to assets reaching the end of their depreciable lives.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each increased $46.1 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues and Cost of Sales, Exclusive of Operating Expenses and Depreciation and Amortization.

Total revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $236.4 million and $255.0 million, respectively, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to the following:

•Product sales revenues decreased $227.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to:

◦A $229.4 million decrease in natural gas sales primarily driven by lower natural gas prices; and
◦A $184.6 million decrease in NGL sales primarily driven by lower NGL volumes.

These decreases were partially offset by a $184.1 million increase in crude oil and condensate sales primarily driven by a $350.2 million increase in our Permian segment, which was primarily driven by higher volumes, and was partially offset by a $187.2 million decrease in our Louisiana segment, driven by the divestiture of our ORV crude assets in November 2023.

•The changes in natural gas, NGL, and crude oil prices also had a corresponding impact to cost of sales, exclusive of operating expenses and depreciation and amortization, contributing to the $255.0 million decrease for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

•Revenues from midstream services increased $0.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $62.3 million increase in gathering and transportation revenues primarily driven by higher gathering and transportation volumes in our Permian segment.

This increase was partially offset by:

◦A $19.3 million decrease in processing revenues primarily due to a $19.2 million decrease in our North Texas segment, which was driven by a one-time rate reset to a lower fee on certain existing contracts;
◦A $18.8 million decrease in NGL service revenues primarily driven by lower NGL service volumes; and
◦A $22.6 million decrease in crude services revenues primarily driven by the divestiture of our ORV crude assets.

•Derivative losses increased $9.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to $24.1 million of increased realized losses and $14.9 million of decreased unrealized losses.

Operating Expenses. Operating expenses increased $29.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $20.6 million increase in construction fees and services resulting from the relocation of the Tiger II processing plant and a $12.3 million increase in compressor rentals, principally due to an increase in operating activity. These increases were partially offset by a $4.7 million decrease in vehicle expenses, driven by the divestiture of our ORV assets in November 2023.

Depreciation and Amortization. Depreciation and amortization increased $24.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a $31.5 million increase related to changes in estimated useful lives of certain assets and a $16.8 million increase resulting from additional assets being placed in service. These increases were partially offset by a $15.6 million decrease related to assets reaching the end of their depreciable lives and an $8.2 million decrease due to the divestitures of our ORV assets in November 2023.

Impairments. For the nine months ended September 30, 2024 and 2023, we recognized impairment expense related to property and equipment. Impairment expense is composed of the following amounts (in millions):

	Nine Months Ended September 30,
	2024	2023
Impairments (1)	$85.2	$20.7
____________________________
(1)See “Item 1. Financial Statements—Note 2” for more information regarding the property and equipment impairments.

General and Administrative Expenses. General and administrative expenses were $115.4 million for the nine months ended September 30, 2024 compared to $87.8 million for the nine months ended September 30, 2023, an increase of $27.6 million, which was primarily due to an increase in legal settlements and related to the loss incurred to settle litigation that arose from Winter Storm Uri.

Interest Expense. Interest expense was $199.8 million for the nine months ended September 30, 2024 compared to $205.2 million for the nine months ended September 30, 2023, a decrease of $5.4 million. Interest expense consisted of the following (in millions):

	Nine Months Ended September 30,
	2024	2023
ENLK and ENLC senior notes	$177.1	$171.4
Revolving Credit Facility	8.0	15.8
AR Facility	17.2	16.9
Amortization of debt issuance costs and net discount of senior unsecured notes	4.6	4.9
Interest rate swap – realized	(4.5)	(3.0)
Treasury lock agreement	(1.1)	—
Other	(1.5)	(0.8)
Interest expense, net of interest income	$199.8	$205.2

Gain on Extinguishment of Debt. Gain on extinguishment of debt was $9.5 million for the nine months ended September 30, 2024 related to the partial repurchase of the 2044 Notes, 2045 Notes, and 2047 Notes. There were no debt extinguishments for the nine months ended September 30, 2023.

Income (Loss) from Unconsolidated Affiliate Investments. Loss from unconsolidated affiliate investments was $12.1 million for the nine months ended September 30, 2024 compared to a loss of $3.7 million for the nine months ended September 30, 2023, an increase in loss of $8.4 million. Loss from unconsolidated affiliate investments consisted of the following (in millions):

	Nine Months Ended September 30,
	2024	2023
GCF	$(6.7)	$(2.5)
Cedar Cove JV	7.3	(1.7)
Matterhorn JV	(12.7)	0.5
Loss from unconsolidated affiliate investments	$(12.1)	$(3.7)

Income Tax Expense. Income tax expense was $13.2 million for the nine months ended September 30, 2024 compared to an income tax expense of $40.5 million for the nine months ended September 30, 2023, a decrease in income tax expense of $27.3 million. The decrease in income tax expense was primarily attributable to the decrease in income between periods. See “Item 1. Financial Statements—Note 6” for additional information.

Net Income Attributable to Non-Controlling Interest. Net income attributable to non-controlling interest was $93.5 million for the nine months ended September 30, 2024 compared to net income of $107.9 million for the nine months ended September 30, 2023, a decrease of $14.4 million. Net income attributable to non-controlling interest consisted of the following (in millions):

	Nine Months Ended September 30,
	2024	2023
NGP’s 49.9% share of the Delaware Basin JV	$27.6	$27.3
Marathon Petroleum Corporation’s 50% share of the Ascension JV	2.1	3.8
Series B Preferred Units	38.2	50.4
Series C Preferred Units	25.6	26.4
Net income attributable to non-controlling interest	$93.5	$107.9

Analysis of Operating Segments

See below for our discussion of segment results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

•Permian Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $211.8 million and $127.1 million, respectively, resulting in an increase in adjusted gross margin in the Permian segment of $84.7 million, due to:

•A $77.5 million increase in adjusted gross margin associated with our Permian natural gas assets. Adjusted gross margin, excluding derivative activity, increased $75.0 million, which was primarily due to higher volumes from existing customers. Derivative activity associated with our Permian natural gas assets increased adjusted gross margin by $2.5 million, which included $7.8 million from increased realized losses and $10.3 million from decreased unrealized losses; and
•A $7.2 million increase in adjusted gross margin associated with our Permian crude assets. Adjusted gross margin, excluding derivative activity, decreased $0.2 million, which was primarily due to lower commodity prices. Derivative activity associated with our Permian crude assets increased adjusted gross margin by $7.4 million, which included $9.8 million from increased realized gains and $2.4 million from decreased unrealized gains.

◦Operating expenses in the Permian segment increased $50.2 million, which was due to a $30.2 million increase primarily from an increase in operating activity, in addition to a $20.0 million increase in construction fees and services primarily due to the relocation of the Tiger II processing plant.

◦Depreciation and amortization in the Permian segment increased $12.5 million primarily due to additional assets being placed in service.

•Louisiana Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $337.1 million and $328.8 million, respectively, resulting in a decrease in adjusted gross margin in the Louisiana segment of $8.3 million, due to:

•A $21.0 million decrease in adjusted gross margin associated with our Louisiana NGL transmission and fractionation assets. Adjusted gross margin, excluding derivative activity, decreased $14.3 million, which was primarily due to lower seasonal fees for delivery of normal butane. Derivative activity associated with our Louisiana NGL transmission and fractionation assets decreased adjusted gross margin by $6.7 million, which included $8.6 million from increased realized losses and $1.9 million from increased unrealized gains;
•A $44.1 million increase in adjusted gross margin associated with our Louisiana natural gas assets. Adjusted gross margin, excluding derivative activity, increased $45.0 million, which was primarily due to a $51.8 million increase primarily from higher volumes from existing customers, partially offset by a settlement payment resulting from a customer account dispute in the amount of $6.8 million received in the second quarter of 2023. Derivative activity associated with our Louisiana natural gas assets decreased adjusted gross margin by $0.9 million, which included $6.8 million from increased realized gains and $7.7 million from increased unrealized losses; and
•A $31.4 million decrease in adjusted gross margin associated with our ORV crude assets, which was due to the divestiture of our ORV assets in our Louisiana segment in November 2023.

◦Operating expenses in the Louisiana segment decreased $14.7 million primarily due to the divestiture of our ORV assets in November 2023.

◦Depreciation and amortization in the Louisiana segment decreased $13.7 million primarily due an $8.2 million decrease due to the divestiture of our ORV assets in November 2023 and a $7.8 million decrease resulting from assets reaching the end of their depreciable lives. These decreases were partially offset by a $2.4 million increase related to changes in estimated useful lives of certain assets.

•Oklahoma Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, decreased $74.9 million and $58.2 million, respectively, resulting in a decrease in adjusted gross margin in the Oklahoma segment of $16.7 million, due to:

•A $13.3 million decrease in adjusted gross margin associated with our Oklahoma natural gas assets. Adjusted gross margin, excluding derivative activity, decreased $9.9 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our Oklahoma natural gas assets decreased adjusted gross margin by $3.4 million, which included $6.6 million from increased realized losses and $3.2 million from decreased unrealized losses; and
•A $3.4 million decrease in adjusted gross margin associated with our Oklahoma crude assets. Adjusted gross margin, excluding derivative activity, decreased $3.3 million, which was primarily due to lower volumes from existing customers. Derivative activity associated with our Oklahoma crude assets decreased adjusted gross margin by $0.1 million from decreased realized gains.

◦Operating expenses in the Oklahoma segment decreased $1.3 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the Oklahoma segment increased $30.1 million primarily due to a $29.0 million increase related to changes in estimated useful lives of certain assets and a $1.1 million increase due to additional assets being placed in service.

•North Texas Segment.

◦Revenues decreased $30.9 million and cost of sales, exclusive of operating expenses and depreciation and amortization, increased $10.2 million, resulting in a decrease in adjusted gross margin in the North Texas segment of $41.1 million. Adjusted gross margin, excluding derivative activity, decreased $33.5 million, which was primarily due to a one-time rate reset to a lower fee on certain existing contracts. For additional information on the one-time rate reset, see “Other Recent Developments.” Derivative activity associated with our North Texas segment decreased adjusted gross margin by $7.6 million, which included $17.2 million from decreased realized gains and $9.6 million from decreased unrealized losses.

◦Operating expenses in the North Texas segment decreased $4.9 million primarily due to a decrease in operating activity.

◦Depreciation and amortization in the North Texas segment decreased $4.8 million primarily due to a $7.8 million decrease due to assets reaching the end of their depreciable lives, partially offset by a $2.9 million increase due to additional assets being placed in service.

•Corporate Segment.

◦Revenues and cost of sales, exclusive of operating expenses and depreciation and amortization, each decreased $5.3 million. The corporate segment includes offsetting eliminations related to intercompany revenues and cost of sales, exclusive of operating expenses and depreciation and amortization.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities. Net cash provided by operating activities was $716.0 million for the nine months ended September 30, 2024 compared to $862.0 million for the nine months ended September 30, 2023. Net cash provided by operating activities decreased $146.0 million primarily due to the following:

•Gross margin, excluding depreciation and amortization, non-cash commodity derivative activity, utility credits redeemed, and unit-based compensation, decreased $27.1 million. The decrease in gross margin is due to a $30.8 million increase in operating expenses, excluding utility credits redeemed or earned and unit-based compensation, and was partially offset by a $3.7 million increase in adjusted gross margin, excluding non-cash commodity derivative activity. For more information regarding the changes in gross margin for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, see “Results of Operations.”

•General and administrative expenses, excluding unit-based compensation, increased $25.3 million.

•Changes in working capital decreased net cash provided by operating activities by $100.6 million primarily due to fluctuations in trade receivable and payable balances due to timing of collection and payments, changes in inventory balances attributable to normal operating fluctuations, and fluctuations in accrued revenue and accrued purchases.

Cash Flows from Investing Activities. Net cash used in investing activities was $325.1 million for the nine months ended September 30, 2024 compared to $373.4 million for the nine months ended September 30, 2023. Our primary investing activities consisted of the following (in millions):

	Nine Months Ended September 30,
	2024	2023
Additions to property and equipment (1)	$(293.9)	$(320.9)
Contributions to unconsolidated affiliate investments (2)	(25.4)	(58.4)
____________________________
(1)The decrease in capital expenditures was due to the timing of our capital projects.
(2)Represents contributions to the Matterhorn JV and GCF.

Cash Flows from Financing Activities. Net cash used in financing activities was $409.2 million for the nine months ended September 30, 2024 compared to $463.1 million for the nine months ended September 30, 2023. Our primary financing activities consisted of the following (in millions):

	Nine Months Ended September 30,
	2024	2023
Net repayments on the AR Facility (1)	$(40.0)	$(208.0)
Net repayments on the Revolving Credit Facility (1)	—	(95.0)
Net borrowings on ENLC’s senior unsecured notes (1)	498.1	297.0
Net repayments of ENLK’s senior unsecured notes (1)	(187.0)	—
Distributions to members	(183.9)	(178.6)
Distributions to the holders of the Series B Preferred Units (2)	(43.0)	(47.8)
Distributions to the holders of the Series C Preferred Units (2)	(27.2)	(26.4)
Distributions to joint venture partners (3)	(52.2)	(58.0)
Repurchase of Series B Preferred Units (2)	(200.0)	—
Repurchase of Series C Preferred Units (2)	(5.0)	(3.9)
Contributions from non-controlling interests (4)	24.7	51.5
Common unit repurchases (5)	(166.5)	(162.4)
Conversion of unit-based awards for common units, net of units withheld for taxes	(17.9)	(19.3)
____________________________
(1)See “Item 1. Financial Statements—Note 5” for more information regarding our long-term debt.
(2)See “Item 1. Financial Statements—Note 7” for information on distributions to holders of the Series B Preferred Units and Series C Preferred Units and repurchases of the Series B Preferred Units and Series C Preferred Units.
(3)Represents distributions to NGP for its ownership in the Delaware Basin JV and distributions to Marathon Petroleum Corporation for its ownership in the Ascension JV.
(4)Represents contributions from NGP to the Delaware Basin JV.
(5)See “Item 1. Financial Statements—Note 8” for more information regarding our common unit repurchase program.

Capital Requirements

As of September 30, 2024, the following table summarizes our expected remaining capital requirements for 2024 (in millions):

Capital expenditures, net to ENLC (1)	$138
____________________________
(1)Excludes capital expenditures that are contributed by other entities and relate to the non-controlling interest share of our consolidated entities.

Our primary remaining capital projects for 2024 include the continued development of our existing systems through well connects and other low-cost development projects. We expect to fund our remaining 2024 capital requirements from operating cash flows.

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

Off-Balance Sheet Arrangements. We had no off-balance sheet arrangements as of September 30, 2024.

Total Contractual Cash Obligations. A summary of our total contractual cash obligations as of September 30, 2024 is as follows (in millions):

	Payments Due by Period
	Total	Remainder 2024	2025	2026	2027	2028	Thereafter
ENLC’s & ENLK’s senior unsecured notes	$4,612.9	$—	$421.6	$491.0	$—	$500.0	$3,200.3
AR Facility (1)	260.0	—	260.0	—	—	—	—
Revolving Credit Facility (1)	—	—	—	—	—	—	—
Interest payable on fixed long-term debt obligations (1)	2,332.3	34.4	246.3	236.3	212.5	198.5	1,404.3
Acquisition contingent consideration (2)	5.5	—	4.1	1.0	0.4	—	—
Repurchase of ENLC common units held by GIP (3)	20.4	20.4	—	—	—	—	—
Redemption of Series C Preferred Units (4)	364.5	364.5	—	—	—	—	—
Operating lease obligations	125.3	11.2	41.2	25.9	9.5	5.9	31.6
Purchase obligations	10.0	10.0	—	—	—	—	—
Pipeline and trucking capacity and deficiency agreements (5)	866.7	27.6	115.6	101.7	88.3	84.9	448.6
Total contractual cash obligations	$8,597.6	$468.1	$1,088.8	$855.9	$310.7	$789.3	$5,084.8
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
(3)Relates to the repurchase of ENLC common units held by GIP on October 2, 2024. See “Item 1. Financial Statements—Note 8” for more information.
(4)See “Item 1. Financial Statements—Note 7” for more information regarding the redemption of the Series C Preferred Units.
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

Our contractual cash obligations for the next twelve months are expected to be funded from cash flows generated from our operations and the available capacity under the Revolving Credit Facility or other debt sources.

Indebtedness

Revolving Credit Facility. As of September 30, 2024, there were no outstanding borrowings and $14.6 million in outstanding letters of credit under the Revolving Credit Facility.

AR Facility. As of September 30, 2024, the AR Facility had a borrowing base of $383.3 million and there were $260.0 million in outstanding borrowings under the AR Facility, which is scheduled to terminate on August 1, 2025 and is classified as “Current maturities of long-term debt” in the consolidated balance sheet. In connection with the AR Facility, certain subsidiaries of ENLC sold and contributed, and will continue to sell or contribute, their accounts receivable to the SPV to be held as collateral for borrowings under the AR Facility. The SPV’s assets are not available to satisfy the obligations of ENLC or any of its affiliates.

Senior Unsecured Notes. As of September 30, 2024, we had $4.6 billion in aggregate principal amount of outstanding senior unsecured notes maturing from 2025 to 2047, of which $421.6 million relates to the 2025 Notes that mature on June 1, 2025 and is classified as “Current maturities of long-term debt” in the consolidated balance sheet.

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

As of September 30, 2024, ENLC records, on a stand-alone basis, transactions that do not occur at ENLK, which are primarily related to the taxation of ENLC and the elimination of intercompany borrowings.

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

Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Although these statements reflect the current views, assumptions and expectations of our management, the matters addressed herein involve certain assumptions, risks and uncertainties that could cause actual activities, performance, outcomes and results to differ materially from those indicated herein. Therefore, you should not rely on any of these forward-looking statements. All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q constitute forward-looking statements, including, but not limited to, statements identified by the words “forecast,” “may,” “believe,” “will,” “shall,” “should,” “plan,” “predict,” “anticipate,” “intend,” “estimate,” “expect,” “continue,” and similar expressions. Such forward-looking statements include, but are not limited to, statements about ONEOK’s pursuit of a Public Unit Transaction (as defined herein), future results and growth of our CCS business, potential financial arrangements with CCS counterparties, expected financial and operational results associated with certain projects, acquisitions, or growth capital expenditures, timing for completion of construction or expansion projects, results in certain basins, profitability, financial or leverage metrics, cost savings or operational, environmental and climate change initiatives, repurchases of common or preferred units. our future capital structure and credit ratings, objectives, strategies, expectations, and intentions, the impact of weather related events on us and our financial results and operations, and other statements that are not historical facts. Factors that could result in such differences or otherwise materially affect our financial condition, results of operations, or cash flows, include, without limitation, (a) potential conflicts of interest of ONEOK with us and the potential for ONEOK to favor ONEOK’s own interests to the detriment of our other unitholders, (b) ONEOK’s ability to compete with us and the fact that it is not required to offer us the opportunity to acquire additional assets or businesses, (c) impacts from the announcement that ONEOK intends to acquire the publicly held interests of ENLC, (d) the dependence on key customers for a substantial portion of the natural gas and crude that we gather, process, and transport, (e) developments that materially and adversely affect our key customers or other customers, (f) adverse developments in the midstream business that may reduce our ability to make distributions, (g) competition for crude oil, condensate, natural gas, and NGL supplies and any decrease in the availability of such commodities, (h) decreases in the volumes that we gather, process, fractionate, or transport, (i) increasing scrutiny and changing expectations from stakeholders with respect to our environment, social, and governance practices, (j) our ability to receive or renew required permits and other approvals, (k) increased federal, state, and local legislation, and regulatory initiatives, as well as government reviews relating to hydraulic fracturing resulting in increased costs and reductions or delays in natural gas production by our customers, (l) climate change legislation and regulatory initiatives resulting in increased operating costs and reduced demand for the natural gas and NGL services we provide, (m) changes in the availability and cost of capital, (n) volatile prices and market demand for crude oil, condensate, natural gas, and NGLs that are beyond our control, (o) debt levels that could limit our flexibility and adversely affect our financial health or limit our flexibility to obtain financing and to pursue other business opportunities, (p) operating hazards, natural disasters, weather-related issues or delays, casualty losses, and other matters beyond our control, (q) reductions in demand for NGL products by the petrochemical, refining, or other industries or by the fuel markets, (r) impairments to goodwill, long-lived assets and equity method investments, (s) construction risks in our major development projects, (t) challenges we may face in connection with our strategy to build a CCS transportation business and to enter into other new lines of business related to the energy transition, including entry into the CCS business, (u) our ability to effectively integrate and manage assets we acquire through acquisitions, (v) the effects of existing and future laws and governmental regulations, including environmental and climate change requirements and other uncertainties, and (w) whether ONEOK is able to consummate its publicly announced intention to pursue an acquisition of the remaining ENLC common units not held by it (a “Public Unit Transaction”). In addition to the specific uncertainties, factors, and risks discussed above and elsewhere in this Quarterly Report on Form 10-Q, the risk factors set forth in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Commission on February 21, 2024, may affect our performance and results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ materially from those in the forward-looking statements. We disclaim any intention or obligation to update or review any forward-looking statements or information, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our primary market risk is the risk related to changes in the prices of natural gas, NGLs, condensate, and crude oil. In addition, we are also exposed to the risk of changes in interest rates on floating rate debt and equity.

Commodity Price Risk

We are also subject to direct risks due to fluctuations in commodity prices. While approximately 90% of our adjusted gross margin for the nine months ended September 30, 2024 was generated from arrangements with fee-based structures with minimal direct commodity price exposure, the remainder is subject to more direct commodity price exposure. Our exposure to these commodity price fluctuations is primarily in the natural gas processing component of our business. For more information regarding our main types of contractual arrangements, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 21, 2024.

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

The following table sets forth information related to derivative instruments outstanding at September 30, 2024.

Period	Underlying	Notional Volume (Net Position)	Reference Price	Price Range	Net Fair Value Asset/(Liability) (In Millions)
October 2024 - December 2025	Ethane	(6.7) MMgals	OPIS Mt Belvieu	$0.21 - $0.26/Gal	$0.1
October 2024 - June 2025	Propane	(61.2) MMgals	OPIS Mt Belvieu	$0.68 - $0.85/Gal	(0.1)
October 2024 - June 2025	Normal Butane	(8.8) MMgals	OPIS Mt Belvieu	$0.77 - $1.00/Gal	(1.0)
October 2024 - February 2025	Natural Gasoline	(0.8) MMgals	NYMEX WTI Average	$1.55 - $1.79/Gal	0.1
October 2024 - December 2024	Natural Gasoline and Condensate	20.2 MMgals	OPIS Mt Belvieu and NYMEX WTI Average differential	($0.31) - ($0.29)/Gal	2.5
October 2024 - January 2029	Natural Gas	(7.4) Bbtu	NYMEX Henry Hub	$2.03 - $5.30/MMbtu	6.0
October 2024 - December 2025	Natural Gas	1.2 Bbtu	Waha basis differential	($1.49) - ($0.09)/MMbtu	(0.7)
October 2024 - October 2024	Natural Gas	(1.4) Bbtu	Henry Hub Natural Gas Daily	$2.58 - $2.61/MMbtu	—
October 2024 - October 2024	Natural Gas	(0.6) Bbtu	NGPL TEXOK Natural Gas Daily	$2.21 - $2.22/MMbtu	—
October 2024 - December 2024	Natural Gas	(2.8) Bbtu	NGPL TEXOK basis differential	($0.25) - ($0.25)/MMbtu	0.4
March 2025 - March 2025	Natural Gas	(0.2) Bbtu	IFHSC Basis Differential	($0.46) - ($0.46)/MMbtu	—
November 2024 - March 2025	Crude and Condensate	(0.2) MMbbls	NYMEX WTI	$67.70 - $80.66/Bbl	1.8
October 2024 - December 2024	Crude and Condensate	0.0 MMbbls	OPIS Mt Belvieu	$67.20 - $67.20/Bbl	(0.2)
October 2024 - December 2024	Crude and Condensate	0.0 MMbbls	NYMEX WTI Average	$80.20 - $80.20/Bbl	0.4
November 2024 - December 2025	Crude and Condensate	(4.2) MMbbls	WTI-Houston and Midland basis differential	$0.70 - $0.90/Bbl	0.2
Total fair value of commodity derivatives					$9.5

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

As of September 30, 2024, our outstanding commodity derivative instruments had a net fair value asset of $9.5 million. The aggregate effect of a hypothetical 10% change, increase or decrease, in natural gas, crude and condensate, and NGL prices would result in a change of approximately $13.1 million in the net fair value of these contracts as of September 30, 2024.

Interest Rate Risk

We are exposed to interest rate risk on the Revolving Credit Facility and the AR Facility. Amounts drawn on the Revolving Credit Facility and the AR Facility bear interest at rates based on SOFR. At September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility and $260.0 million in outstanding borrowings under the AR Facility.

In January 2023, we entered into a $400.0 million interest rate swap to reduce the variability of cash outflows associated with our floating rate, SOFR-based borrowings, including borrowings on the Revolving Credit Facility and the AR Facility. This swap has been designated as a cash flow hedge. See “Item 1. Financial Statements—Note 9” for more information on our outstanding derivatives.

A 1.0% increase or decrease in interest rates would change our annualized interest expense by approximately $2.6 million for the AR Facility, based on our outstanding borrowings at September 30, 2024. This change in interest expense would be offset by a $4.0 million change in the opposite direction due to our open interest rate swap hedge.

We are not exposed to changes in interest rates with respect to ENLK’s senior unsecured notes due in 2025, 2026, 2044, 2045, or 2047 or our senior unsecured notes due in 2028, 2029, 2030, and 2034 as these are fixed-rate obligations. As of September 30, 2024, the estimated fair value of the senior unsecured notes was approximately $4,649.9 million, based on the market prices of ENLK’s and our publicly traded debt at September 30, 2024. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 1.0% in interest rates. Such an increase in interest rates would result in an approximate $254.5 million decrease in fair value of the senior unsecured notes at September 30, 2024. See “Item 1. Financial Statements—Note 5” for more information on our outstanding indebtedness.

Item 4. Controls and Procedures

a.Evaluation of Disclosure Controls and Procedures

Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for us. We carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Managing Member, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report (September 30, 2024), our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

b.Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Commission on February 21, 2024. The risks described in this report and our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business, financial condition, or operating results.

We have added the following risk factors related to the GIP/ONEOK Transaction, which could have a material adverse effect on our business.

ONEOK owns 43.8% of ENLC’s outstanding common units as of October 15, 2024 and controls the Managing Member, which has sole responsibility for conducting our business and managing our operations. Our Managing Member and its affiliates, including ONEOK, have conflicts of interest with us and limited duties to us and may favor their own interests to your detriment.

ONEOK owns and controls the Managing Member and appoints all of the directors of the Managing Member. Some of the directors of the Managing Member, including directors with a majority of voting power, are also directors and/or officers of ONEOK. Although the Managing Member has a duty to manage us in a manner it subjectively believes to be in, or not opposed to, our best interests, the directors and officers of the Managing Member also have a duty to manage the Managing Member in a manner that is in the best interests of ONEOK, in its capacity as the sole member of the Managing Member. Conflicts of interest may arise between ONEOK and its affiliates, including the Managing Member, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, the Managing Member may favor its own interests and the interests of its affiliates over the interests of our unitholders. These conflicts include, among others, the following situations:

•neither our operating agreement nor any other agreement requires ONEOK to pursue a business strategy that favors us or to enter into any commercial or business arrangement with us. ONEOK’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholders of ONEOK, which may be contrary to our interests;

•ONEOK may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

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

•any future contracts between us, on the one hand, and ONEOK or its subsidiaries, on the other, may not be the result of arm’s-length negotiations;

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

ONEOK is not limited in its ability to compete with us and is not obligated to offer us the opportunity to acquire additional assets or businesses, which could limit our ability to grow and could adversely affect our results of operations and cash available for distribution to our unitholders.

ONEOK is a midstream operator that provides gathering, processing, fractionation, transportation, and storage services, with significant resources and experience in the midstream industry. ONEOK is not prohibited from owning assets or interests in entities, or engaging in businesses, that compete directly or indirectly with us. In addition, ONEOK and its subsidiaries may acquire, construct, or dispose of additional midstream or other assets and may be presented with new business opportunities, without any obligation to offer us the opportunity to purchase or construct such assets or to engage in such business opportunities.

Pursuant to the terms of our operating agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to the Managing Member, or any of its affiliates, including ONEOK and its officers. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any unitholder for breach of any duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself.

ONEOK has stated that it intends to pursue an acquisition of the remaining ENLC common units not held by it (a “Public Unit Transaction”). There is no assurance that ONEOK’s pursuit of a Public Unit Transaction will result in a definitive agreement or, if a definitive agreement is executed, that a Public Unit Transaction will be consummated.

As disclosed in the Schedule 13D with respect to ENLC filed by ONEOK with the Commission on October 15, 2024 upon the consummation of the GIP/ONEOK Transaction, ONEOK intends to pursue the acquisition of the remaining publicly held ENLC common units in a tax-free transaction and expects to discuss the terms of such potential transaction with the conflicts committee of the Board. There is no assurance that ONEOK’s pursuit of a Public Unit Transaction will result in a definitive agreement with respect thereto or, if a definitive agreement is executed, that a Public Unit Transaction will be consummated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we re-acquired ENLC common units from certain employees in order to satisfy the employees’ tax liability in connection with the vesting of unit-based awards and we repurchased common units in open market transactions and from GIP in connection with our common unit repurchase program.

Period	Total Number of Units Purchased (1)	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Units that May Yet Be Purchased under the Plans or Programs (in millions) (2)
July 1, 2024 to July 31, 2024	685,879	$13.94	677,765	$140.6
August 1, 2024 to August 31, 2024	1,263,518	12.65	1,229,015	$125.1
September 1, 2024 to September 30, 2024 (3)	1,575,818	13.09	1,562,279	$104.6
Total	3,525,215	$13.10	3,469,059
____________________________
(1)The total number of units purchased shown in the table includes 56,156 ENLC common units received by us from employees for the payment of personal income tax withholding on vesting transactions.
(2)In December 2023, the Board reauthorized our common unit repurchase program for 2024 and set the amount available for repurchases of outstanding common units at up to $200.0 million. In July 2024, the Board authorized an increase in the 2024 common unit repurchase program by $50.0 million to $250.0 million. On September 16, 2024, we notified GIP of our decision to terminate the repurchase agreement. The termination became effective on October 2, 2024. For more information regarding common units repurchased from public unitholders and our repurchase of common units held by GIP, see “Item 1. Financial Statements—Note 8.”
(3)Includes the ENLC common units repurchased from GIP pursuant to the GIP repurchase agreement, which settled on October 2, 2024. These units represented GIP’s pro rata share of the aggregate number of common units repurchased by us during the three months ended September 30, 2024. See “Item 1. Financial Statements—Note 4 and Note 8” for additional information on the GIP repurchase agreement.

Item 5. Other Information

Insider Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
Third Amended and Restated Limited Liability Company Agreement of EnLink Midstream Manager, LLC, dated as of October 15, 2024 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated October 15, 2024, filed with the Commission on October 15, 2024, file No. 001-36336).

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
Indenture, dated as of August 15, 2024, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to EnLink Midstream, LLC’s Current Report on Form 8-K, dated August 15, 2024, filed with the Commission on August 15, 2024, file No. 001-36336).

4.2		—
First Supplemental Indenture, dated as of August 15, 2024, by and among EnLink Midstream, LLC, as issuer, EnLink Midstream Partners, LP, as guarantor, and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to EnLink Midstream, LLC’s Current Report on Form 8-K dated August 15, 2024, filed with the Commission on August 15, 2024, file No. 001-36336).

10.1		—
First Amendment to Amended and Restated Credit Agreement, dated as of September 12, 2024, among EnLink Midstream, LLC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2024, filed with the Commission on September 16, 2024, file No. 001-36336).

22.1	*	—	Subsidiary Guarantors.
31.1	*	—	Certification of the Principal Executive Officer.
31.2	*	—	Certification of the Principal Financial Officer.
32.1	*	—	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101	*	—	The following financial information from EnLink Midstream, LLC's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) Consolidated Statements of Changes in Members’ Equity for the three and nine months ended September 30, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (v) the Notes to Consolidated Financial Statements.
104	*	—	Cover Page Interactive Data File (formatted as Inline iXBRL and included in Exhibit 101).
____________________________
*    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnLink Midstream, LLC

	By:	EnLink Midstream Manager, LLC, its managing member

	By:	/s/ J. PHILIPP ROSSBACH
J. Philipp Rossbach
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
November 7, 2024